Form 10-Q
period 1998-12-31
CENTRAL BANCORP INC /MA/
filed 1999-02-16
CIK 1076394

      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                       FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 1998

                Commission File No. 0-20956

                      CENTRAL BANCORP, INC.
       --------------------------------------------------
       (Exact Name of Registrant as Specified in Charter)

                         MASSACHUSETTS
--------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)

        I.R.S. EMPLOYER IDENTIFICATION NO.  04-3447594


            399 HIGHLAND AVENUE, SOMERVILLE, MA  02144
            ------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                   REGISTRANT'S TELEPHONE NUMBER
                          (617) 628-4000
                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _____   No X (1)
                                                    -----

          Class                 Outstanding at December 31, 1998
-----------------------------   --------------------------------
Common Stock, $1.00 par value             1,967,000

(1) Registrant became registered under the Securities Exchange
    Act of 1934 on January 8, 1999. The Registrant's predecessor, Central Co-operative Bank was previously registered with the Federal Deposit Insurance Corporation.

        CENTRAL BANCORP, INC. AND SUBSIDIARIES

                   TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.      Financial Statements

        Consolidated Statements of financial condition at March 31, 1998 and December 31, 1998 (unaudited)

        Consolidated Statements of Income for the three months and nine months December 31, 1997 and 1998
        (unaudited)

        Consolidated Statements of Cash Flow for the nine months ended December 31. 1998 and 1997 (unaudited)

        Consolidated Statements of Changes in Stockholders'
        Equity for the nine months ended December 31, 1998 and 1997 (unaudited)

        Notes to Consolidated Financial Statements
        (unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

        For the three and nine month periods ended December
        31, 1998 and 1997

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk

PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:

            CENTRAL BANCORP, INC. AND SUBSIDIARIES
        Consolidated Statements of Financial Condition

                                                  December 31,    March 31,
(Dollars in Thousands)                               1998           1998
----------------------------------------------------------------------------
ASSETS                                            (Unaudited)
Cash and due from banks                              $  4,247       $  5,718
                                                     --------       --------
Investments available for sale:
  Short-term investments                               25,119          3,321
  Investment securities                                11,773         24,524
  Mortgage-backed securities                           33,396         45,182
Investments held to maturity:
  Investment securities                                    --          4,000

Stock in Federal Home Loan Bank of Boston, at cost      3,350          3,150
The Co-operative Central Bank Reserve Fund              1,576          1,576
                                                     --------       --------
    Total investments                                  75,214         81,753
                                                     --------       --------
Loans:
  Mortgage loans                                      279,906        277,025
  Other loans                                           5,386          4,699
                                                     --------       --------
                                                      285,292        281,724
  Less allowance for loan losses                       (2,946)        (2,886)
                                                     --------       --------
    Net loans                                         282,346        278,838
                                                     --------       --------
Accrued interest receivable                             1,588          1,910
Office properties and equipment, net                    2,968          2,942
Deferred tax asset, net                                 1,384          1,286
Goodwill, net                                           3,168          3,384
Other assets                                              409            232
                                                     --------       --------
    Total assets                                     $371,324       $376,063
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                           $272,416       $276,364
  Advances from Federal Home Loan Bank of Boston       57,000         59,000
  Advance payments by borrowers for taxes and
     insurance                                          1,481          1,229
  Accrued interest payable                                283            483
  Accrued income taxes                                    376          1,053
  Accrued expenses and other liabilities                1,616          1,148
                                                     --------       --------
    Total liabilities                                 333,172        339,277
                                                     --------       --------
Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized
    5,000,000 shares; none issued or outstanding           --             --
  Common stock $1.00 par value; authorized
    15,000,000 shares; issued and outstanding,
    1,967,000 shares at December 31, 1998 and
    1,965,000 shares at March 31, 1998                  1,967          1,965
  Additional paid-in capital                           11,171         11,159
  Retained income                                      25,275         23,841
  Accumulated other comprehensive income (note 4)         399            544
  Unearned compensation - ESOP                           (660)          (723)
                                                     --------       --------
    Total stockholders' equity                         38,152         36,786
                                                     --------       --------
Total liabilities and stockholders' equity           $371,324       $376,063
                                                     ========       ========

See accompanying notes to unaudited consolidated financial
statements.

            CENTRAL BANCORP, INC. AND SUBSIDIARIES
              Consolidated Statements of Income
             (In Thousands Except Per Share Data)
                         (Unaudited)

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                      ----------------------   -------------------
                                        1998         1997        1998       1997
                                      ----------  ----------   --------   --------
Interest and dividend income:
  Mortgage loans                       $5,329      $4,954       $16,154    $14,102
  Other loans                             103         112           304        339
  Short-term investments                  202          45           384        215
  Investment securities                   466         757         1,253      1,958
  Mortgage-backed securities              497         712         1,665      1,933
  The Co-operative Central Bank
     Reserve Fund                          22          22            71         73
                                       ------      ------       -------    -------
    Total interest and dividend
      income                            6,619       6,602        19,831     18,620
                                       ------      ------       -------    -------
Interest expense:
  Deposits                              2,696       2,871         8,352      8,254
  Advances from Federal Home Loan
    Bank of Boston                        825         690         2,518      1,663
                                       ------      ------       -------    -------
    Total interest expense              3,521       3,561        10,870      9,917
                                       ------      ------       -------    -------

    Net interest and dividend income    3,098       3,041         8,961      8,703
Provision for loan losses                  --          --            --         --
                                       ------      ------       -------    -------
    Net interest and dividend income
      after provision for loan losses   3,098       3,041         8,961      8,703
                                       ------      ------       -------    -------
Non-interest income:
  Deposit service charges                 118         142           331        374
  Net gains  from sales of investment
    securities                            177           2           361        346
  Other income                             63          60           185        205
                                       ------      ------       -------    -------
    Total non-interest income             358         204           877        925
                                       ------      ------       -------    -------
Operating expenses:
  Salaries and employee benefits        1,120       1,079         3,291      3,223
  Occupancy and equipment                 390         292         1,027        910
  Data processing service fees            152          86           423        273
  Professional fees                       218         227           581        556
  Foreclosure expenses, net                --          --            --          2
  Goodwill amortization                    72          72           216        216
  Other expense                           379         400         1,114      1,146
                                       ------      ------       -------    -------
    Total operating expenses            2,331       2,156         6,652      6,326
                                       ------      ------       -------    -------

    Income before income taxes          1,125       1,089         3,186      3,302
Income tax expense                        454         426         1,280      1,288
                                       ------      ------       -------    -------
      Net income                       $  671      $  663       $ 1,906    $ 2,014
                                       ------      ------       -------    -------
Earnings per common share              $ 0.35      $ 0.34       $  0.98    $  1.04
                                       ======      ======       =======    =======
Earnings per common share, diluted     $ 0.35      $ 0.34       $  0.98    $  1.04
                                       ======      ======       =======    =======
Weighted average common shares
  outstanding                           1,938       1,937        1,937       1,937

Weighted average common shares
  outstanding, diluted                  1,942       1,950        1,947       1,946

See accompanying notes to unaudited consolidated financial
statements.

           CENTRAL BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
                       (Unaudited)

                                                             Nine Months Ended
                                                                December 31,
                (In Thousands)                                1998        1997
------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                    $  1,906    $  2,014
   Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                  474         350
    Amortization of premiums, fees and discounts                   228         161
    Amortization of goodwill                                       216         216
    Net gains from sales of investment securities                 (361)       (346)
Proceeds from sales of loans                                        --         193
Proceeds from sales of real estate acquired by foreclosure          --         141
Decrease(increase) in accrued interest receivable                  322         (42)
(Increase)decrease in other assets                                (177)        215
Increase(decrease) in advance payments by borrowers for taxes
  and insurance                                                    252         (75)
(Decrease)increase in accrued interest payable                    (200)        133
Decrease in accrued income taxes                                  (677)       (362)
Increase(decrease) in accrued expenses and other liabilities       468         (84)
                                                              --------    --------
        Net cash provided by operating activities                2,451       2,514
                                                              --------    --------
Cash flows from investing activities:
   Principal collected on loans                                 89,696      40,471
   Loan originations                                           (93,431)    (71,726)
   Purchase of mortgage-backed securities available for sale        --     (29,528)
   Principal payments on mortgage-backed securities
     available for sale                                         11,692       8,529
   Purchase of investment securities available for sale         (1,534)     (1,186)
   Maturities of investment securities available for sale       13,100       6,300
   Proceeds from sales of investment securities available
      for sale                                                   1,396       1,136
   Maturities of investment securities held to maturity          4,000          --
   Net (increase)decrease in short-term investments            (21,798)      2,861
   Purchase of Stock in Federal Home Loan Bank of Boston          (200)       (215)
   Purchase of office properties and equipment                    (500)       (465)
                                                              --------    --------
        Net cash used by investing activities                    2,421     (43,823)
                                                              --------    --------
Cash flows from financing activities:
   Net (decrease)increase in deposits                           (3,948)     18,050
   Proceeds from advances from FHLB of Boston                   43,000      69,970

   Payments on advances from FHLB of Boston                    (45,000)    (44,000)
   Proceeds from exercise of stock options                          14          --
   Payments of dividends on common stock                          (472)       (472)
   Amortization of unearned compensation - ESOP                     63         120
                                                              --------    --------
        Net cash provided by financing activities               (6,343)     43,668
                                                              --------    --------
   Net (decrease)increase in cash and due from banks            (1,471)      2,359

   Cash and due from banks at beginning of period                5,718       3,995
                                                              --------    --------
   Cash and due from banks at end of period                   $  4,247    $  6,354
                                                              ========    ========
   Supplemental disclosure of cash flow information:
        Cash paid during the period for:
          Interest                                            $ 11,069    $  9,784
          Income taxes                                           1,956       1,650

   Schedule of noncash investing activities:
        Transfer of mortgage loans to real estate acquired
          by foreclosure                                            --         128

See accompanying notes to unaudited consolidated financial statements.

          CENTRAL BANCORP, INC. AND SUBSIDIARIES
  Consolidated Statements of Changes in Stockholders' Equity
                       (Unaudited)

                                                                             Accumulated
                                                      Additional               Other        Unearned       Total
                                             Common    Paid-in    Retained  Comprehensive Compensation Stockholders'
      (In Thousands)                          Stock    Capital     Income      Income         ESOP        Equity
--------------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1997
-----------------------------------
Balance at March 31, 1997                     $1,965     $11,159    $21,423    $  (156)      $ (846)      $33,545
                                              -------------------------------------------------------------------

Net income                                        --          --      2,014         --           --         2,014
Other comprehensive income, net of tax:
  Unrealized gains(losses) on securities,
    net of reclassification adjustment
    (note 4)                                      --          --         --        852           --           852
                                                                                                          -------
       Comprehensive income                                                                                 2,866
                                                                                                          =======
Dividends paid                                    --          --       (472)        --           --          (472)
Amortization of unearned compensation - ESOP      --          --         --         --          120           120
                                              -------------------------------------------------------------------
  Balance at December 31, 1997                $1,965     $11,159    $22,965    $   696     $   (726)      $36,059
                                              ===================================================================
Nine Months Ended December 31, 1998
  Balance at March 31, 1998                   $1,965     $11,159    $23,841    $   544     $   (723)      $36,786
                                              -------------------------------------------------------------------
  Net income                                      --          --      1,906         --           --         1,906
  Other comprehensive loss, net of tax:
     Unrealized gains(losses) on securities,
       net of reclassification adjustment
       (note 4)                                   --          --         --       (145)          --          (145)
                                                                                                          -------
        Comprehensive income                                                                                1,761
                                                                                                          -------
  Proceeds from exercise of stock options          2          12         --         --           --            14
  Dividends paid                                  --          --       (472)        --           --          (472)
  Amortization of unearned compensation - ESOP    --          --         --         --           63            63
                                              -------------------------------------------------------------------
  Balance at December 31, 1998                $1,967     $11,171    $25,275    $   399     $   (660)      $38,152
                                              ===================================================================


See accompanying notes to unaudited consolidated financial statements.

         CENTRAL BANCORP, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
    ---------------------

    On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank ("Central Bank" or "Bank") when the Bank completed its holding company reorganization.. Because the reorganization was completed after December 31, 1998, the discussion in this form 10Q relates solely to the operations of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Holding Company".

    The consolidated financial statements of Central Co-Operative Bank and Subsidiary presented herein reflect the operations of Central Co-operative Bank and its subsidiary Central Securities Corporation, a Massachusetts security corporation, which began operations April 1, 1998. The information in this report should be read in conjunction with the financial statements of the Bank as of and for the year ended March 31, 1998, included in the Bank's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

(2) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
    -------------------------------------------------

    Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

    Commitments at December 31, 1998 follow:

Unused lines of credit.............................. $17,974,000
Unadvanced portions of construction loans...........   1,640,000
Commitments to originate residential mortgage loans:
               Fixed rate...........................   4,765,000
               Adjustable rate......................   2,855,000

           CENTRAL BANCORP, INC. AND SUBSIDIARIES

(3) INCOME TAXES
    ------------

     The Bank accounts for income taxes using the asset and liability tax method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

(4) REPORTING COMPREHENSIVE INCOME
    ------------------------------

    Effective April 1, 1998, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

    The Bank's other comprehensive income and related tax effect is as follows:

                                                   For the Nine Months Ended
            (In Thousands)                            December 31, 1997
----------------------------------------------------------------------------------
                                                  Before-
                                                    Tax        Tax      After-Tax
                                                  Amount     Expense     Amount

Unrealized gains on securities
  Unrealized holding gains arising during
    period                                        $1,742     $679        $1,063


  Less:  reclassification adjustment for
    gains realized in net income                    346      135            211
                                                 ------------------------------
  Other comprehensive income                     $1,396     $544        $   852
                                                 ==============================

                                                   For the Nine Months Ended
            (In Thousands)                            December 31, 1998
----------------------------------------------------------------------------------
                                                  Before-       Tax
                                                    Tax      (Benefit)  After-Tax
                                                  Amount      Expense    Amount
Unrealized gains on securities
  Unrealized holding gains arising during
    period                                        $  120      $  48      $  72

  Less:  reclassification adjustment for
    gains realized in net income                     361        144        217
                                                 ------------------------------
  Other comprehensive loss                        $ (241)     $ (96)     $(145)
                                                 ==============================

           CENTRAL BANCORP, INC. AND SUBSIDIARIES

           Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General:
-------

   On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank when the Bank completed its holding company reorganization. Because the reorganization was completed after December 31, 1998, the discussion in this form 10-Q relates solely to the operations of the Bank. For more information, "Holding Company".

   Net income amounted to $671,000, or $0.35 per diluted share for the three months ended December 31, 1998 as compared to net income of $663,000, or $0.34 per diluted share in the corresponding quarter ended December 31, 1997.

   Net income for the current quarter was higher than net income for the same fiscal 1998 period primarily due to an increase in net interest income, an increase in net gains from the sale of investment securities and partially offset by an increase in operating expenses.

Year 2000:

   The Bank has formed a committee with members from all departments of the Bank to address year 2000 readiness. The committed has developed a plan to address this and related issues. The components of the Bank's plan focus on; software and hardware utilized by the Bank, communication equipment and other equipment and facilities utilized by the Bank, including security and environmental systems. Additionally, the plan includes analysis of other risks posed by this issue such as liquidity, cash requirements, credit risk, supplier risk, borrower readiness, etc.

   Each component of the Bank's plan has been evaluated to determine if it is currently year 2000 compliant or whether there needs to be any replacement or remediation.

   The Bank is utilizing both internal and external resources to test for year 2000 compliance. The testing and necessary changes to all critical systems are expected to be complete during the current fiscal year at an estimated external cost between $50,000 and $100,000. Included in the estimated cost are such things as third party proxy and other testing of critical systems, customer awareness programs, any necessary new equipment or upgrades, and other contingencies that may arise. To date the Bank has recorded external costs amounting to approximately $35,000. This total does not include internal costs relating to Year 2000 issues, which are not readily determinable,

   The costs of the year 2000 project and the date on which the Bank plans to complete any necessary modifications are based upon management's best estimates, which were derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

   Third party service bureaus provide the majority of the material data processing of the Bank that could be affected by this problem. During the first quarter of fiscal 1999, the Bank converted its data processing to a service provider that has represented to the Bank that it is year 2000 compliant. The Bank has begun testing this representation, primarily through the use of proxy testing, and such testing is expected to be completed during the fiscal year ending March 31, 1999. Testing of substantially all of the other components of the Bank's plan is also expected to be completed by March 31, 1999.

   The Bank has initiated an extensive education and investigation program with regard to the borrowers of the Bank. This effort has been directed at determining the level of risk to the Bank in the loan portfolio from the failure of borrowers that encounter business problems relating to year 2000 compliance. This process has included questionnaires and interviews with large borrowers to try to assess this risk. To date no additional loan loss provision has been deemed necessary. However, this is an ongoing process and will be evaluated at least quarterly for as long as necessary.

   The Bank has prepared a contingency plan of action to address any business interruption problem arising with regard to year 2000. This is a dynamic plan and will be updated as necessary as deemed appropriate by management. Since our data processing service provider has represented that they are year 2000 compliant, the plan includes operating in an off-line mode if the compliance testing of our supplier fails and is not corrected. Additionally, the plan includes operating alternatives such as the use of paper based records and forms, alternative power sources and cellular telephones should there be a failure of any critical services utilized by the Bank such as electricity or telephone services.

   The Bank presently also believes that, based on current information, the year 2000 problem will not pose significant operational problems for the Bank. However, the majority of any modifications, if required, are beyond the direct control of the Bank because the Bank's third party data processing vendor must make them. Therefore, if any required modifications are not completed in a timely manner, the year 2000 problem may have a material adverse impact on the operations of the Bank.

HOLDING COMPANY:
---------------

    A special meeting of Stockholders of the Bank was held on Thursday, November 19, 1998 and approved the formation of a holding company. The reorganization was completed as of January 8, 1999. Under the plan, each existing share of the Bank's common stock was converted into one share of common stock in the new holding company, Central Bancorp, Inc. As a result of this reorganization, the Bank's stockholders became owners of the newly formed holding company, Central Bancorp, Inc., which in turn owns all of the outstanding stock of the Bank.

    The reorganization was accounted for in a manner substantially similar to a pooling of interests. Costs incurred in the Reorganization, which are expected to total approximately $250,000, have initially been capitalized as organization costs of the Holding Company and are being amortized over a five-year period. However, for fiscal years beginning after December 15, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued Statement of Position 98-5, Reporting of the Costs of Start-up Activities, which will require a change in accounting method for such start-up costs. As of April 1, 1999, any remaining unamortized costs incurred in the Reorganization must be written-off and reported as a cumulative effect of a change in accounting principle.

FINANCIAL CONDITION:
-------------------

    The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 1998, to December 31, 1998.

    Total assets decreased from $376.1 million at March 31, 1998 to $371.3 million at December 31, 1998 primarily as a result of a decline in total investments, offset in part by increases in the Bank's loan portfolio and short term investments.

    The Bank's loan balance grew by $3.5 million or 1.3% as a result of loan originations amounting to $93.4 million, $73.1 million of which were in residential real estate loans. Loan amortization and pay-offs amounted to approximately $89.7 million. The Bank's investment portfolio decreased by $6.5 million, primarily as a result of approximately $11.7 million in paydowns of mortgage-backed securities and approximately $18.5 million of maturities, calls and sales of investment securities. These reductions in the investment portfolio were partly offset by an increase in short-term investments amounting to approximately $21.8 million. Deposits declined during the nine month period by $3.9 million while advances from the FHLB of Boston decreased by $2.0 million. The funds received by the decrease in investments were used to fund the increase in loans and the decrease in deposits and FHLB advances.

NON-PERFORMING ASSETS:
---------------------

    The Bank had non-accruing loans totaling $110,000 at December 31, 1998, a decrease of $247,000 or 69% from $357,000 on March 31, 1998; Interest income not recognized on non-accruing loans amounted to approximately $3,000 for the first nine months of fiscal 1999.

    The following table sets forth information with respect to the Bank's non-performing assets for the dates indicated:

                                           December 31    March 31    December 31
                                              1998         1998           1997
                                              ----         ----           ----
                                                   (Dollars in thousands)
Loans accounted for on a
  non-accrual basis, (non-accruing loans)   $  110       $  357         $  239
Impaired loans, accruing                     1,291        1,306          1,311
Non-accruing loans as a percentage of
  total loans                                 0.04%        0.13%          0.09%
Non-accruing loans as a percentage of
  total assets                                0.03%        0.09%          0.07%

     The Bank's non-accruing loans continue to decrease due to the continued improvement in the real estate market. When compared to the balance at December 31, 1997, non-accruing loans decreased by $129,000.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1998,
------------------------------------------------------------
AND 1997:
---------

     Net income for the three months ended December 31, 1998, and 1997, amounted to $671,000 or $0.35 per diluted share and $663,000 or $0.34 per diluted share, respectively.

     Average earning assets increased by $14.7 million while the rate earned on these assets decreased 29 basis points to 7.27% during the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998. The average balance of interest-bearing liabilities increased $13.0 million while the rates paid on these liabilities decreased by 21 basis points during the quarter ended December 31, 1998 when compared to the same period one
     year ago.   Together these developments resulted in a
     $17,000 increase in interest and dividend income and a corresponding decrease of $40,000 in interest expense. The combination resulted in a $57,000 increase in net interest and dividend income from the fiscal 1998 quarter to the fiscal 1999 quarter.

          Interest income from the Bank's loan portfolio increased $366,000 in the third quarter of fiscal 1999. This increase was primarily the result of a $35.0 million increase in the average loan balance and partly offset by a 44 basis point decrease in average rates earned on these loans.

     Income from the Bank's investment portfolio (which includes short term investments, investments and mortgage backed securities) decreased by $349,000 during the third quarter of fiscal 1999 when compared to the same fiscal 1998 period. The yield on these assets decreased by 6 basis points while the average balance decreased by $20.2 million during the fiscal 1999 quarter.

     The Bank's cost of funds decreased by $40,000 during the third quarter of fiscal 1999 when compared to the same fiscal 1998 quarter. Total interest expense on deposits decreased $176,000 during the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998. The rate paid on deposits decreased 25 basis points from 4.14% during the quarter ended December 31, 1997 to 3.89% during the quarter ended December 31, 1998. The average balance of these deposits decreased $387,000 to $275.0 million during the third quarter of fiscal 1999 from $275.4 million during the fiscal 1998 third quarter.

     The average balance of borrowed funds increased by $13.4 million to $60.2 million in the fiscal 1999 third quarter compared to $46.8 million in the same fiscal 1998 quarter. The rate paid on borrowings decreased by 37 basis points in the fiscal 1999 quarter to 5.48% from 5.85% in the fiscal 1998 quarter. The combined effect of these changes resulted in an increase of $135,000 in interest expense on borrowings to $825,000 in the third quarter of fiscal 1999 compared to $690,000 in fiscal 1998's third quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Bank did not make any provision for the third quarter of fiscal 1999 or fiscal 1998.

     Non-interest income increased by approximately $154,000 to $358,000 in the third quarter of fiscal 1999 from $204,000 in the third fiscal 1998 quarter. The Bank recorded $177,000 and $2,000 in net gains from sales of investment securities during the third quarter of fiscal 1999 and
     fiscal 1998, respectively.   This $175,000 increase in net
     gains from the sale of investment securities is the primary reason for the increase in non-interest income between the two quarters.

     Operating expenses increased $175,000 in the third quarter of fiscal 1999 compared to the same quarter of fiscal 1998. The Bank incurred certain costs and added equipment as a result of a conversion of the Bank's data processing servicer and as a result of higher data processing service fees and depreciation expenses which were recorded during the current fiscal 1999 quarter.

     The provision for Federal and state income taxes amounted to $454,000 and $426,000 during the third quarter of fiscal 1999 and fiscal 1998, respectively. The increased expense relates primarily to the increased level of pre-tax income.


RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1998 AND
---------------------------------------------------------------
1997:
----

     Net income for the nine months ended December 31, 1998 and 1997 amounted to $1.9 million or $0.98 per diluted share and $2.0 million or $1.04 per diluted share, respectively.

     The average balance of earning assets increased by $33.3 million during the first nine months of fiscal 1999 above the level of fiscal 1998's first nine months. The rate earned on these assets decreased by 24 basis points. The average balance of interest-bearing liabilities increased $30.8 million and the rates paid on these liabilities decreased by 2 basis points during the nine months ended December 31, 1998 when compared to the same period one
     year ago.   The combination of these developments resulted
     in a $1.2 million increase in total interest and dividend income and a $953,000 increase in total interest expense which caused net interest and dividend income to increase by $258,000 in the first nine months of fiscal 1999 from the same fiscal 1998 nine months.

     Total interest and dividend income in the nine months ended December 31, 1998 amounted to $19.8 million compared to $18.6 million in the first nine months of fiscal 1998. The increase resulted from an increase in the average balance of interest-earning assets from $332.4 million in the first nine months of fiscal 1998 to $365.8 million in the first nine months of fiscal 1999. The yield on interest-earning assets decreased by 24 basis points to 7.23% in the first nine months of fiscal 1999 from 7.47% in the comparable fiscal 1998 period.

     The increase of $2.0 million in interest income from the Bank's loan portfolio during the first nine months of fiscal 1999, was primarily the result of a $46.7 million increase in the average loan balance partly offset by a reduction of 35 basis points in the average rates earned on these loans from 7.94% during the fiscal 1998 first nine months to 7.59% during the current nine month period.

     Interest and dividend income from the Bank's investment portfolio decreased by $806,000 during the first nine months of fiscal 1999 when compared to the same fiscal 1998 period. The decrease in income was primarily a result of the average balance decreasing by $13.4 million coupled with a 33 basis points yield decrease during the fiscal 1999 nine months.

     Total interest expense rose by $953,000 during the first nine months of fiscal 1999 when compared to the same fiscal 1998 nine month period. Interest expense on deposits increased by $98,000 during the nine months ended December 31, 1998 when compared to fiscal 1998's first nine months. The rate paid on deposits decreased 7 basis points from 4.08% to 4.01% while the average balance of these deposits also increased $8.0 million to $276.5 million from $268.5 million during the first nine months of fiscal 1999 when compared to fiscal 1998's first nine months.

     The average balance of borrowed funds increased by $22.8 million to $60.6 million in the fiscal 1999 first nine months compared to $37.8 million in the same fiscal 1998 nine months. The rate paid on borrowings decreased by 34 basis points in the fiscal 1999 nine months to 5.51% from 5.85% in fiscal 1998. The combined effect of these changes resulted in interest expense on borrowings increasing $855,000 to $2.5 million in the first nine months of fiscal 1999 compared to $1.7 million during the nine months ended December 31, 1997.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for potential losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Bank did not provide any provision for the first nine months of fiscal 1999 and fiscal 1998.

     Non-interest income decreased $48,000 to $877,000 in the fiscal 1999 nine month period from $925,000 in fiscal 1998
     first nine months.   During the first nine months of
     fiscal 1999, the Bank realized gains from sales of investment securities amounting to $361,000 compared to gains amounting to $346,000 during the first nine months of fiscal 1998.

     Operating expenses increased $326,000 in the first nine months of fiscal 1999. Occupancy and Equipment and Data processing service fees increased by $117,000 and $150,000, respectively, relating primarily to the conversion of the Bank's data processing servicer during the fiscal 1999 period.

     The provision for Federal and state income taxes amounted to $1,280,000 and $1,288,000 during the first nine months of fiscal 1999 and fiscal 1998, respectively. The decreased expense relates primarily to the decreased level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Bank's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Bank is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow up to 30% of its total assets. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Bank's capital to assets ratio was 10.27% on December 31, 1998, which exceeded regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENTS:
-----------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.
     It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for the Bank's fiscal year beginning April 1, 2000. The Bank does not expect this statement to have a material effect on its consolidated financial statements.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

 The Bank has experienced no material changes in market risk since March 31, 1998. Information regarding market risk at March 31, 1998 follows:

 The Bank's earnings are largely dependent on its net interest income which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The bank seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest rate risk exposure. The policies and procedures for managing both on and off balance sheet activities are established by the bank's asset/liability management committee(ALCO). The Board of directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.

 Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.

 The main objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and preserve capital, while adjusting the Bank's asset/liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

 The following two tables reflect different methods of disclosing the Bank's exposure to a change in interest rates and its potential impact on the Bank's net interest income. The gap analysis uses contractual maturates and next repricing dates while the market risk uses estimated prepayments and excludes the next repricing dates. The interest rate sensitivity of the Bank's assets and liabilities in both tables would vary substantially if different assumptions were used or if actual experience differs from the assumptions provided.

 One method used to measure the interest rate risk exposure is the Bank's gap analysis, which involves comparing the difference between assets and liabilities that mature or reprice during a given period of time. These differences are a primary component of the risk to net interest income. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets.

 At March 31, 1998, interest-sensitive liabilities exceeded interest-sensitive assets (maturing or repricing within one year) by $46.7 million, with the ratio of interest-sensitive assets to interest-sensitive liabilities at 72.9%. At March 31, 1997, the Bank's interest-sensitive liabilities exceeded interest-sensitive assets (maturing or repricing within one year) by $78.8 million, with the ratio of interest-sensitive assets to interest-sensitive liabilities at 55.9%. Under normal business conditions, the Bank's net interest income would be unfavorably affected by a trend of rising interest rates and, alternatively, in a falling interest rate environment, the Bank's net interest income would be favorably affected. The larger amount of interest-sensitive liabilities (deposits and borrowings) would adjust more quickly to falling interest rates than the Bank's interest-sensitive assets (loans and investments). Investments, which traditionally are easily saleable compared to individual loans, made up 22.1% of interest-sensitive assets at March 31, 1998, compared to 24.2% of interest-sensitive assets at March 31, 1997.

 The following table sets forth maturity and repricing information concerning the Bank's interest-sensitive assets and liabilities at March 31, 1998. The table does not reflect partial or full prepayment of loans or mortgage-backed securities prior to contractual maturity.:

(Dollars In              Time Interval from March 31, 1998
Thousands)
---------------------------------------------------------------------------------------------------------------
                                        0-30    31-90   91-180   181-365    1-3      3-5
                                        Days    Days     Days     Days     Years    Years   Thereafter   Total
                                        ----    -----   ------   -------   -----    -----   ----------   -----
Interest-sensitive assets
     Short-term investments           $ 3,321  $    --   $   --  $    --   $    --  $    --   $    --   $  3,321
     Investment securities (including
       stock in the Federal Home Loan
       Bank of Boston)                  5,026    3,150    3,001    9,000     4,513    3,996     2,988     31,674
     Adjustable-rate loans (a)         21,116    4,618    7,708   16,951    48,588   67,330    35,783    202,094
     Fixed-rate loan amortization (b)  17,357      320      537    1,728     7,422    7,689    44,577     79,630
     Mortgage-backed securities
       amortization (b)                 7,327    1,957   20,233      694     3,021    1,498    10,452     45,182
     The Co-Operative Central Bank
       Reserve Fund                        --       --    1,576       --        --       --        --      1,576
                                      --------------------------------------------------------------------------
          Total interest-sensitive
            assets                     54,147   10,045   33,055   28,373    63,544   80,513    93,800    363,477
                                      --------------------------------------------------------------------------



Interest-sensitive liabilities
     NOW accounts (c)                   6,791       --       --       --        --       --    20,372     27,163
     Regular, club, and 90-day notice
       accounts (c)                    14,646       56       --       --        --       --    43,769     58,471
     Money market deposit accounts     22,317       --       --       --        --       --        --     22,317
     Term deposit certificates          8,262   19,666   43,851   30,741    47,387    3,759        --    153,666
     Advances from FHLB of Boston      10,000    9,000    6,000    1,000     3,000   16,000    14,000     59,000
                                      --------------------------------------------------------------------------
          Total interest-sensitive
            liabilities                62,016   28,722   49,851   31,741    50,387   19,759    78,141    320,617
                                      --------------------------------------------------------------------------
Interest-sensitivity gap
   (assets minus liabilities)         ($7,869)($18,677)($16,796) ($3,368)  $13,157  $60,754   $15,659   $ 42,860
                                      ==========================================================================
Cumulative gap                        ($7,869)($26,546)($43,342)($46,710) ($33,553) $27,201   $42,860
                                      ===============================================================
Cumulative interest-sensitive assets
  as a percent of cumulative
  interest-sensitive liabilities         87.3%    70.7%    69.2%     72.9%    84.9%   111.2%    113.4%

Cumulative gap as a percent of
   total assets ($376,063)               -2.1%    -7.1%   -11.5%    -12.4%    -8.9%     7.2%     11.4%

____________
(a) Adjustable-rate mortgage loan amounts and other loans subject to repricing are accumulated as if the entire balance came due on the repricing date.
(b) Amortization is shown in the time period corresponding to the contractual amortization or, when such information was not available, the computed principal amortization based on weighted average maturities and weighted average rates.  Fixed-rate demand loans are shown in the "0-30 Days" category and are usually amortized over longer periods and can be repriced at the option of the Bank.
(c) Although NOW and regular accounts are subject to immediate withdrawal and repricing, management considers these accounts to have significantly longer effective maturities and repricing terms; therefore, the majority of such accounts have been included in the "Thereafter" category.  If NOW and regular accounts had been assumed to be subject to repricing within one year, the cumulative excess of interest-sensitive liabilities over interest-sensitive assets would have been $110,851 or 53.1% of total assets.

The other method used to measure interest rate risk is the market risk analysis. The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by estimated prepayments, contractual maturity and the instruments' fair values at March 31, 1998.

While we cannot predict future interest rates or their effects on our net interest income, we do not expect current interest rates to have a material adverse effect on our net interest income in the future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market rates. Certain assets, such as adjustable rate mortgage loans, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above. Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

(Dollars In Thousands)                                     Expected Maturity at March 31, 1998
------------------------------------------------------------------------------------------------------------
                               One    One Year  Two Years  Three Years Four Years
                               Year    to Two    to Three    to Four     to Five
                             or Less   Years      Years       Years      Years    Thereafter  Total   Fair Value
                             -----------------------------------------------------------------------------------
Interest-sensitive assets
  Residential mortgage loans
    Fixed rate
    Amount                   $ 4,933   $ 5,088  $ 3,934     $ 2,533     $ 2,442    $ 29,564    $ 48,494   $ 52,905
    Average rate                 7.8%      7.7%     7.8%        7.7%        7.7%        7.4%        7.5%
  Adjustable rate
    Amount                   $12,979    $ 9,006 $ 9,382     $ 7,160     $ 6,756    $122,501    $167,784   $165,612
    Average rate                 9.9%       5.9%    8.1%        8.4%        8.3%        7.6%        7.4%

Non-residential mortgage loans
  Fixed rate
    Amount                   $21,354    $ 1,537 $ 2,554     $ 2,078     $ 1,886    $  4,044    $ 33,453   $ 23,094
    Average rate                 9.4%       8.8%    9.1%        8.9%        8.9%        8.1%        9.1%
  Adjustable rate
    Amount                   $ 6,118    $ 2,425 $ 1,378     $ 2,088     $ 2,090    $ 13,195    $ 27,294   $ 32,328
    Average rate                15.3%       7.5%    7.5%        7.5%        7.5%        7.5%        9.3%

All Other Loans
    Amount                   $ 2,355    $   462 $   404     $   223     $   196    $  1,059    $  4,699   $  5,939
    Average rate                 8.0%       9.5%    8.7%        7.7%        7.5%        6.3%        7.7%

Mortgage-backed securities
    Amount                   $18,131    $13,202 $ 6,473     $ 1,350     $   912    $  5,195    $ 45,263   $ 45,182
    Average rate                 7.6%       7.1%    7.3%        7.4%        7.5%        5.2%        7.1%

Investment securities (a)
    Amount                   $12,001    $ 5,513 $ 2,000     $    --     $   996    $  2,100    $ 22,610   $ 23,487
    Average rate                 7.2%       6.6%    5.4%         --         6.8%        6.2%        5.8%
                             -------------------------------------------------------------------------------------
Total interest-sensitive
  assets                     $77,871    $37,233 $26,125     $15,432     $15,278    $177,658    $349,597   $348,547
                             =====================================================================================

Interest-sensitive liabilities
    NOW accounts (b)
    Amount                   $ 6,791         --      --          --          --    $ 20,372    $ 27,163   $ 27,163
    Average rate                 1.2%        --      --          --          --         1.2%        1.2%

Regular, club, and 90-day
  notice accounts (b)
    Amount                    $14,702         --     --          --          --    $ 43,769    $ 58,471   $ 58,471
    Average rate                  2.5%        --     --          --          --         2.5%        2.5%

Money market deposit accounts
    Amount                    $22,317         --     --          --          --          --    $ 22,317   $ 22,317
    Average rate                  2.9%        --     --          --          --          --         2.9%

Time deposits
    Amount                   $102,521    $38,895 $8,492      $2,522      $1,236          --    $153,666   $153,848
    Average rate                  5.8%       5.9%   6.1%        6.1%        5.9%         --         5.9%

Advances from FHLB of
  Boston
    Amount                   $ 26,000    $ 2,000 $1,000      $4,000     $12,000    $ 14,000    $ 59,000   $ 58,177
    Average rate                  5.6%       6.0%   6.3%        6.6%        5.4%        5.0%        5.5%
                             -------------------------------------------------------------------------------------
Total interest-sensitive
  liabilities                $172,331    $40,895 $9,492     $ 6,522     $13,236    $ 78,141    $320,617   $319,976
                             =====================================================================================

(a)  Equities, as well as stock in FHLB of Boston and The Co-operative Central Bank Reserve Fund amounting to approximately $9,726,000 have not been included in this table.
(b)  Although NOW and regular accounts are subject to immediate withdrawal and repricing, management considers these accounts to have significantly longer effective maturities and repricing terms; therefore, the majority of such accounts have been included in the "Thereafter" category.

FORWARD-LOOKING STATEMENTS
--------------------------

  This report includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Company operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, and credit quality and credit risk management. Central Bancorp, Inc. undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

               Part II. Other Information



Item 1.      Legal Proceedings
               None

Item 2.      Changes in Securities and Use of Proceeds
               Not Applicable

Item 3.      Defaults upon Senior Securities
               Not Applicable

Item 4.      Submission of Matters to a Vote of Security Holders
               At a Special Meeting of Stockholders of Central Bank, held on November 19, 1998, stockholders voted affirmatively on the following proposal:

            1) To approve the reorganization of the Bank into
               the holding company form of ownership by approving a Plan of Reorganization and Acquisition by which the Bank will become a wholly-owned subsidiary of a newly formed, Massachusetts-chartered corporation, Central
               Bancorp, Inc. (the "Holding Company"), and each outstanding share of Bank common stock (other than shares held by stockholders who properly exercise dissenters' rights of appraisal, if any) will automatically be converted into one share of Holding Company Common Stock.

     Item 5.      Other Information
               None

     Item 6.      Exhibits and Reports on Form 8-K
               (a)  Exhibits
                    Exhibit 27- Financial Data Schedule

               (b)  Reports on Form 8-K
                    None

          CENTRAL BANCORP, INC. AND SUBSIDIARIES

                    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                       CENTRAL CO-OPERATIVE BANK AND SUBSIDIARY



 2/11/98               /s/ John D. Doherty
---------              --------------------------------
   Date                John D. Doherty
                       President and Chief Executive Officer



2/11/98                S/ Paul S. Feeley
---------              --------------------------------
   Date                Paul S. Feeley
                       Senior Vice President and Treasurer