Form 10-K405
period 1999-03-31
CENTRAL BANCORP INC /MA/
filed 1999-06-28
CIK 1076394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                         Commission File No.  0-25251

                             CENTRAL BANCORP, INC.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Massachusetts                                      04-3447594
-------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

399 Highland Avenue, Somerville, Massachusetts                    02144
--------------------------------------------------      ------------------------
            (Address of principal office)                   (Zip Code)


      Registrant's telephone number, including area code:  (617) 628-4000
                                                           --------------

          Securities registered under Section 12(b) of the Act: None
                                                                ----
             Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                    ---------------------------------------
                               (Title of Class)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X     NO _____
                                                -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $32,820,807 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on June 15, 1999 was $20.50 per share.

         As of June 15, 1999, there were issued and outstanding 1,957,000 shares of the registrant's common stock, par value $1.00 per share (of which 355,985 shares were held by affiliates).

                      DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended March 31, 1999 (the "Annual Report to Stockholders") are incorporated by reference into Parts I and II of this Form 10-K.

         2. Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I
ITEM 1.  BUSINESS
-----------------

GENERAL

     The Company. Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, was organized by Central Co-operative Bank (the "Bank") to be a bank holding company. The Company was organized at the direction of the Bank on September 30, 1998, to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership (the "Reorganization"), which was completed on January 8, 1999. The Company's common stock, par value $1.00 per share (the "Common Stock") became registered under the Securities Exchange Act of 1934 on January 8, 1999. The Company qualifies under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation. The Company has no significant assets other than the Common Stock of the Bank and various other liquid assets which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Form 10-K relates to the operations of the Bank and its subsidiaries.

     The executive offices of the Company are located at 399 Highland Avenue, Somerville, Massachusetts 02144. The telephone number is (617) 628-4000.

     The Bank. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to acquire funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to a lesser extent, to make loans on commercial real estate in its market area. The Bank also makes a limited amount of consumer loans including education, home improvement and secured and unsecured personal loans. In recent years, the Bank has engaged in increased commercial lending and has used excess funds to purchase investment and mortgage-backed securities. The Bank's operations are conducted through eight full service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts.

     The Bank's main office is located at 399 Highland Avenue, Somerville, Massachusetts and its telephone number is (617) 628-4000.

     The operations of the Bank and savings institutions are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government, and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the "Commissioner"), the Federal Reserve Board and the FDIC.

     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. At March 31, 1999, the Bank's earnings are vulnerable to increasing interest rates due to its present one year asset-liability mismatch, which resulted in an excess of maturing or repricing interest-bearing liabilities over interest-earning assets of $61.9 million, or 17%, of total assets at March 31, 1999. Therefore, in a rising interest rate environment, the Bank's net interest income and net income would be negatively affected as the larger amount of interest-sensitive liabilities (deposits and borrowings) would adjust more quickly to rising interest rates than the Bank's interest-sensitive assets (loans and investments). The Bank seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest rate risk exposure. The policies and procedures for managing both on and off balance sheet activities are established by the Bank's asset/liability management committee (ALCO). Investments, which generally are easily saleable compared to individual loans, made up 21.0% of interest-earning assets at March 31, 1999 compared to 22.5% of interest-earning assets at March 31, 1998 and 24.2% of interest-earning assets at March 31, 1997. For further information regarding the Bank's asset-liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders, attached hereto as Exhibit 13.

MARKET AREA

     The Bank faces strong competition from commercial banks, mortgage banking companies, diversified financial services companies and other thrift institutions. See "Business -- Competition." Although legislation and regulations have expanded the activities in which the Bank may engage, the Bank's ability to remain competitive in its industry will depend upon how successfully it can respond to the rapidly evolving competitive, regulatory, technological and demographic developments affecting its operations.

     Weakness in the New England real estate market caused many financial institutions in the region to experience significant losses in the early 1990s due to increases in problem real estate loans, primarily loans on commercial real estate. Such deterioration was due to a severe downturn in the New England economy which, generally beginning in fiscal 1990 and continuing through fiscal 1993, severely affected the Bank's real estate market. The weakness in the Bank's real estate market stabilized during fiscal 1994, and since that time the Bank's asset quality has improved with the recovery of the local economy. Any reversal of the apparent improvement of the economy, however, could result in the Bank experiencing increases in problem assets which would likely negatively affect the Bank's results of operations. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio in the future, will not request that the Bank further increase its allowance for loan losses, thereby negatively impacting the Bank's financial condition and earnings. The Security Committee of the Board of Directors of the Bank reviews the status of problem assets on a monthly basis.

PROPOSED LEGISLATIVE AND REGULATORY CHANGES

     Legislation has been reintroduced in the U.S. Congress which calls for the modernization of the banking system and which would significantly affect the operations and regulatory structure of the financial services industry, including savings institutions like the Bank. At this time, management does not know what form the final legislation might take, or if enacted into law, how the legislation would affect the Company's and Bank's business and operations and competitive environment. For additional information on the provisions of this legislation, see "Regulation of the Bank --Proposed Legislative and Regulatory Changes."

AVERAGE BALANCE SHEET

     The following table shows the Bank's average balances of assets, liabilities and stockholders' equity for the periods indicated. All average balances disclosed herein are based on average daily balances.

                                                                             Years Ended March 31,
                                                                --------------------------------------------------
                                                                1999        1998       1997       1996       1995
                                                                ----        ----       ----       ----       ----
                                                                                 (In thousands)
Assets:

 Cash and due from banks...................................    $  4,861   $  4,035   $  3,396   $  4,658   $  3,013
 Short-term investments....................................      13,128      4,495      4,851      6,993      7,389
 Investment securities.....................................      23,375     38,836     52,907     69,164     11,753
 Mortgage-backed securities................................      37,676     44,073     17,382     11,065     61,840
 Loans.....................................................     287,513    250,329    231,006    215,765    175,888
   Less allowance for loan losses..........................      (2,912)    (2,877)    (2,922)    (3,010)    (2,918)
                                                               --------   --------   --------   --------   --------
     Net loans.............................................     284,601    247,452    228,084    212,755    172,970

 The Co-operative Central Bank Reserve Fund................       1,576      1,576      1,576      1,576      1,576
 Real estate acquired by foreclosure, net..................          --         32        870      2,058      1,788
 Office properties and equipment, net......................       2,885      3,027      2,882      2,843      2,543
 Other assets..............................................       4,132      3,473      3,874      3,330      2,963
 Goodwill, net.............................................       3,240      3,528      3,818      4,104      1,261
                                                               --------   --------   --------   --------   --------
    Total assets...........................................    $375,474   $350,527   $319,640   $318,546   $267,096
                                                               ========   ========   ========   ========   ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits.................................................    $275,135   $270,650   $258,017   $262,901   $212,558
  Advances from FHLB of Boston.............................      59,901     42,130     25,330     21,984     24,047
  Advance payments by borrowers for
    taxes and insurance....................................       1,329        837        773        784        688
  Other liabilities........................................       1,424      1,662      2,938      1,726      1,803
                                                               --------   --------   --------   --------   --------
    Total liabilities......................................     337,789    315,279    287,058    287,395    239,096
                                                               --------   --------   --------   --------   --------

Stockholders' equity:
  Common stock.............................................       1,966      1,965      1,965      1,937      1,885
  Additional paid-in capital...............................      11,164     11,159     11,159     10,976     10,641
  Retained income..........................................      24,825     22,900     20,505     18,829     17,042
  Accumulated other comprehensive income...................         417          2       (153)       161       (848)
  Unearned compensation - ESOP.............................        (687)      (778)      (894)      (752)      (720)
                                                               --------   --------   --------   --------   --------
    Total stockholders' equity.............................      37,685     35,248     32,582     31,151     28,000
                                                               --------   --------   --------   --------   --------

    Total liabilities and stockholders' equity.............    $375,474   $350,527   $319,640   $318,546   $223,414
                                                               ========   ========   ========   ========   ========

LENDING ACTIVITIES

     The Bank offers residential mortgage and home equity loans, commercial real estate loans, construction loans, commerce and industry loans, personal, home improvement, education loans and various other types of consumer loans. Commerce and industry loans represent loans to commercial enterprises which are either unsecured or are secured by property other than real estate. For the fiscal year ended March 31, 1999, the Bank originated loans totaling $111.2 million, of which $60.1 million, or 54.0%, were fixed rate loans and $51.1 million, or 46.0%, were adjustable rate loans. Of the total loans originated during fiscal 1999, $72.3 million, or 65.0%, were residential mortgage loans and $14.4 million, or 13.0%, were commercial mortgage loans. At March 31, 1999, the Bank's mortgage loans providing for periodic interest rate adjustments totaled $176.5 million, or 63.0%, of the total mortgage loan portfolio. No loans were sold during fiscal 1999, while loans amounting to $193,000 and $1.2 million were sold during fiscal 1998 and 1997, respectively, in the secondary market. Servicing of fixed-rate loans sold in the secondary market is retained by the Bank. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk. The Bank's loan portfolio decreased by $1.4 million, or .5%, to $280.3 million at March 31, 1999 from $281.7 million at March 31, 1998. The decrease was due to (i) a high level of pay-off's of residential mortgages as customers took advantage of lower interest rates to refinance their mortgages and (ii) a decision by management to slow down residential fixed rate loan growth as part of the Bank's asset and liability management strategies.

     The following table shows the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

                                                                              At March 31,
                                     ---------------------------------------------------------------------------------------------
                                             1999                1998             1997                1996              1995
                                     --------------------  ----------------  -----------------  ----------------  ----------------
                                        Amount       %      Amount     %      Amount      %      Amount     %      Amount     %
                                     ------------  ------  --------  ------  ---------  ------  --------  ------  --------  ------
                                                                       (Dollars in thousands)
 Mortgage Loans:
  Residential......................      $212,638   75.8%  $207,860   73.8%  $176,317    75.1%  $161,142   75.1%  $155,203   73.1%
  Commercial.......................        48,756   17.4     52,491   18.6     41,822    17.8     38,308   17.9     40,558   19.1
  Construction.....................         5,269    1.9      8,256    2.9      3,095     1.3        994    0.4        671    0.3
  Second mortgage and home equity..         7,462    2.7      8,369    3.0      8,397     3.6      8,740    4.1     10,060    4.7
  FHA and VA.......................            21     --         49     --         85      --        150    0.1        240    0.1
                                         --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
    Total mortgage loans...........       274,146   97.8    277,025   98.3    229,716    97.8    209,334   97.6    206,732   97.3
                                         --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
Other Loans:
  Commerce and Industry(1).........         4,391    1.6      2,530    0.9      2,431     1.0      2,735    1.3      2,719    1.3
  Education........................            --     --         31     --         28      --         35     --         24     --
  Secured by deposits..............         1,225     .4      1,357    0.5      1,063     0.5        951    0.4      1,030    0.5
  Consumer.........................            40     --         48     --        579     0.2        574    0.3        801    0.4
  Unsecured........................           544     .2        733    0.3      1,118     0.5        792    0.4      1,132    0.5
                                         --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
    Total other loans..............         6,200    2.2      4,699    1.7      5,219     2.2      5,087    2.4      5,706    2.7
                                         --------  -----   --------  -----   --------   -----   --------  -----   --------  -----
    Total loans....................       280,346  100.0%   281,724  100.0%   234,935   100.0%   214,421  100.0%   212,438  100.0%
                                                   =====             =====              =====             =====             =====
Less:
  Allowance for possible
   loan losses.....................         2,913             2,886            (2,900)            (3,032)           (2,954)
                                         --------          --------          --------           --------          --------
    Loans, net.....................      $277,433          $278,838          $232,035           $211,389          $209,484
                                         ========          ========          ========           ========          ========

___________
(1) Represents loans to commercial enterprises which are either unsecured or secured by property other than real estate.

     RESIDENTIAL LENDING. The Bank's residential mortgage loan programs currently are focused on the origination of adjustable rate mortgages and fixed rate mortgages. At March 31, 1999, adjustable rate residential mortgage loans totaled $140.5 million, or 50.1%, of the total loan portfolio. Fixed rate residential mortgages totaled $72.1 million, or 25.7%, of the total loan portfolio.

     The Bank's adjustable rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively but avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to five years. The margin at which adjustable rate loans are set is a minimum of 2.50% over the stated index. Interest rate adjustments are capped on adjustable mortgage loans at 2% per adjustment and 6% over the life of the loan.

     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 80% of the property value. The Bank generally requires private mortgage insurance for loans in excess of 80% of property value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on non-owner occupied residential properties is 80%.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates permanent and construction loans on commercial real estate. These loans are typically secured by income producing apartment buildings, office buildings, industrial buildings and various retail properties. As of March 31, 1999, commercial real estate loans totaled $48.8 million and constituted 17.4% of the total loan portfolio.

     Commercial real estate loans have been made for up to 80% of the appraised value of the property and have generally been made for amounts up to $3.0 million. Commercial real estate loans currently offered by the Bank have terms of one to ten years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank's interest, where applicable. In some cases, commercial real estate loans were granted in participation with other lenders.

     The Bank's construction loans totaled $5.2 million, or 1.9%, of the Bank's loan portfolio at March 31, 1999. Construction loans are short term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the completed value of the property, based on independent appraisals. The Bank analyzes the construction budget and reviews the developer's past projects in addition to conducting responsible commercial real estate underwriting practices. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a designated Bank officer or construction consultant and, in general, after receipt of title updates.

     The Bank determines aggregate loan limitations for individual borrowers based upon market conditions and the financial capacity of that borrower or guarantor. During the past five years, such aggregate limits have not exceeded $4.0 million per borrower.

     The Bank also originates loans for the construction of single family homes for resale by professional builders. The Bank also lends to individuals for construction of one to four family homes which they intend to occupy. Borrowers are required to have a firm contract with a qualified builder or developer or to have demonstrated prior home building experience. The borrower must be approved for permanent financing by the Bank prior to a construction loan being granted. Such construction loans are normally made for a term of not more than one year and based on a completed value of not more than 80%, as determined by an independent certified or licensed appraiser.

     SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank offers home equity lines of credit that are secured by the borrower's equity in their primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the Prime Rate, as quoted in the Wall Street Journal.

Loans are not contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding, and amortizing second mortgages totaled $7.5 million, or 2.7%, of the Bank's loan portfolio at March 31, 1999.

     COMMERCE AND INDUSTRY, CONSUMER AND OTHER LOANS. The Bank's commerce and industry, consumer and other loans totaled $6.2 million, or 2.2%, of the total loan portfolio on March 31, 1999. The Bank entered the commerce and industry lending business in fiscal 1995 with its acquisition of Metro Bancorp, Inc. The commerce and industry loan portfolio consists of time, demand and line-of-credit loans to a variety of local small businesses.

     RISKS OF COMMERCIAL REAL ESTATE, CONSTRUCTION, COMMERCE AND INDUSTRY, AND CONSUMER LENDING. Commercial real estate, construction, commerce and industry and consumer lending entail significant additional risks compared to residential mortgage lending. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commerce and industry loans are not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Consumer loans and particularly unsecured personal loans may involve additional risks, and it may be expensive and time consuming to recover the money lent in the event of a default. The Bank has attempted to limit the risk of loss on its commercial real estate, construction and consumer loans, and has established provisions for loan losses. For more information see " -- Non-Performing Assets" and " -- Impaired Loans". Any reversal of the apparent stabilization in the New England real estate market and economy would likely negatively affect the Bank's commercial real estate, construction and consumer loan portfolios, which would thereby negatively affect the Bank's results of operations.

     ORIGINATION FEES AND OTHER FEES. The Bank currently collects origination fees on some of the real estate loan products offered. Fees to cover the cost of appraisals, credit reports, and other direct costs are also collected. Loan origination fees collected vary in proportion to the level of lending activity as well as competitive and economic conditions.

     The Bank imposes late charges on all loans with the exception of equity lines of credit and loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.

     LOAN SOLICITATION AND PROCESSING. Loan originations come from a number of sources. Most real estate loans are attributable to walk-in customers, existing customers, real estate brokers, third party originators and builders. Consumer loans result from walk-in customers and depositors.

     Each loan originated by the Bank is underwritten by lending personnel of the Bank, and qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank's Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified or licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

     NON-PERFORMING ASSETS. The Bank notifies a borrower of a delinquency when any payment becomes 15 days past due. Repeated contacts are made if the loan remains delinquent for 30 days or more. The Bank will consider working out a payment schedule with a borrower to clear a delinquency, if necessary. If, however, a borrower is unwilling or unable to resolve such a default after 90 days, the Bank will generally proceed to foreclose and liquidate the property to satisfy the debt. Real estate acquired through foreclosure is classified as "real estate acquired by foreclosure" until it is sold or otherwise disposed of by the Bank.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.

     The Bank has instituted additional procedures to closely monitor loans and bring potential problems to management's attention early in the collection process. The Bank prepares a monthly watch list of potential problem loans including currently performing loans. The Senior Loan Officer reviews delinquencies with the Security Committee of the Board of Directors at least monthly. Due to the high priority given to monitoring asset quality, Senior Management is involved in the early detection and resolution of problem loans.

     As of March 31, 1999, the Bank had four non-performing loans, with outstanding balances ranging from less than $3,000 to $295,000, and totaling $419,000.

     At March 31, 1999, the Bank did not have any real estate acquired by foreclosure.

     IMPAIRED LOANS.  At March 31, 1999, there were no impaired loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                       At March 31,
                                                   --------------------------------------------------
                                                   1999         1998       1997       1996     1995
                                                   -----       ------     ------     ------    ------
                                                                    (Dollars in thousands)
Loans accounted for on a
  non-accrual basis, non-performing loans..        $ 419       $  357     $2,145     $  758    $2,291
Restructured loans.........................           --           --         --      3,815     4,589
Real estate acquired by foreclosure........           --           --         13      1,538     2,737
                                                   -----       ------     ------     ------    ------

   Non-performing assets...................        $ 419       $  357     $2,158     $6,111    $9,617
                                                   =====       ======     ======     ======    ======

Impaired loans, accruing...................           --        1,306        664         --        --

Non-performing loans to total loans........         0.15%        0.13%      0.91%      0.35%     1.08%

Non-performing assets to total assets......         0.12%        0.09%      0.67%      1.97%     3.00%

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level which management considers adequate to provide for potential losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation for each of the periods reported includes identification of adverse situations which may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based on the risk classification assigned to individual loans. Additionally, general risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to earnings and realized losses, net of recoveries, are charged to the allowance.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at their examination date.

     The following table presents activity in the allowance for loan losses during the years indicated.

                                                                 At March 31,
                                             -----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             ---------  ---------  ---------  ---------  ---------
                                                            (Dollars in thousands)
Balance at beginning of year...............  $  2,886   $  2,900   $  3,032   $  2,954   $  2,817
                                             --------   --------   --------   --------   --------
Loans charged-off:
  Residential mortgage.....................       (88)       (--)      (160)       (73)      (160)
  Commercial mortgage......................       (--)       (83)       (57)       (70)    (1,072)
  Other loans..............................       (11)       (14)        (7)       (23)        (3)
                                             --------   --------   --------   --------   --------
    Total loans charged-off................       (99)       (97)      (224)      (166)    (1,235)
                                             --------   --------   --------   --------   --------

Recoveries:
  Residential mortgage.....................        78         16         43         20        117
  Commercial mortgage......................        36         46         --         71         51
  Other loans..............................        12         21         49         33          3
                                             --------   --------   --------   --------   --------
    Total recoveries.......................       126         83         92        124        171
                                             --------   --------   --------   --------   --------

Net loans recovered (charged-off)..........        27        (14)      (132)       (42)    (1,064)
Provision..................................        --         --         --        120        700
                                             --------   --------   --------   --------   --------
Balance at end of year.....................  $  2,913   $  2,886   $  2,900   $  3,032   $  2,954
                                             ========   ========   ========   ========   ========

Average loans outstanding during the year    $287,513   $250,329   $231,006   $215,765   $175,888
Ratio of net charge-offs to average loans          --%      0.01%      0.06%        --       0.60%
Total loans outstanding at end of year.....  $280,346   $281,724   $234,935   $214,421   $212,438
Ratio of allowance for loan
  losses to loans at end of year...........      1.04%      1.02%      1.23%      1.41%      1.39%

     The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.

                                                                         At March 31,
                                               -----------------------------------------------------------------
                                                      1999                 1998                   1997
                                               --------------------  --------------------  ---------------------
                                                           % of                  % of                  % of
                                                         Loans to              Loans to              Loans to
                                               Amount  Total Loans   Amount  Total Loans   Amount   Total Loans
                                               ------  ------------  ------  ------------  ------  -------------
                                                                    (Dollars in thousands)
Mortgage Loans:
 Residential mortgage......................    $1,120      75.8%     $1,104      73.8%     $  964        75.1%
 Commercial mortgage.......................     1,556      17.4       1,578      18.6       1,808        17.8
 Construction..............................        92       1.9         105       2.9          36         1.3
 Second mortgage and
  home equity..............................        58       2.7          48       3.0          44         3.6
                                               ------     -----      ------     -----      ------    --------
  Total  mortgages.........................     2,826      97.8       2,835      98.3       2,852        97.8

Other loans................................        87       2.2          51       1.7          48         2.2
                                               ------     -----      ------     -----      ------    --------
  Total....................................    $2,913     100.0%     $2,886     100.0%     $2,900       100.0%
                                               ======     =====      ======     =====      ======    ========

                                                               At March 31,
                                               -----------------------------------------
                                                     1996                   1995
                                               -------------------   -------------------
                                                       % of                  % of
                                                       Loans to              Loans to
                                               Amount  Total Loans   Amount  Total Loans
                                               ------  -----------   ------  -----------
                                                             (Dollars in thousands)
Mortgage Loans:
 Residential mortgage......................    $1,077      75.2%     $  791      73.2%
 Commercial mortgage.......................     1,837      17.9       2,038      19.1
 Construction..............................        13       0.4           8       0.3
 Second mortgage and
  home equity..............................        51       4.1          58       4.7
                                               ------     -----      ------     -----
  Total  mortgages.........................     2,978      97.6       2,895      97.3

Other loans................................        54       2.4          59       2.7
                                               ------     -----      ------     -----
  Total....................................    $3,032     100.0%     $2,954     100.0%
                                               ======     =====      ======     =====

INVESTMENT ACTIVITIES

     The Bank's management believes it prudent to maintain an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows.

     Investments are classified as either held to maturity, available for sale or trading. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Securities held to maturity continue to be carried at amortized cost.

     The following table sets forth the composition of the Bank's investment portfolio (at amortized cost), as well as the percentage such investments comprise of the Bank's total assets, at the dates indicated.

                                                      At March 31,
                                              ----------------------------
                                                1999      1998      1997
                                              --------  --------  --------
                                                   (Dollars in thousands)
Short-term investments:
  Interest bearing deposits in other banks..  $   177   $   177    $   177
  Federal funds sold overnight..............   16,762     3,144      2,861
                                              -------   -------    -------
      Total short-term investments..........   16,939     3,321      3,038
                                              -------   -------    -------

    Percent of total assets.................      4.7%      0.9%       0.9%
                                              =======   =======    =======

Investment securities:
  U. S. Government and federal
    agency obligations......................  $15,500   $22,510    $35,811
  Municipals................................       --        --         --
  Common and preferred stocks...............    5,682     5,026      4,004
  Mortgage-backed securities................   30,190    45,263     28,180
                                              -------   -------    -------
                                               51,372    72,799     67,995

  Unrealized gain (loss) on securities
    available for sale......................      570       907       (156)
                                              -------   -------    -------

      Total investment securities...........  $68,881   $73,706    $67,839
                                              =======   =======    =======

      Percent of total assets...............     18.9%     19.6%      21.1%
                                              =======   =======    =======

    The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at March 31, 1999.

                                                          One Year or Less     One to Five Years       Five to Ten Years
                                                        --------------------  --------------------    --------------------
                                                        Carrying    Average   Carrying    Average     Carrying    Average
                                                          Value      Yield      Value      Yield        Value      Yield
                                                        ---------   --------  ---------   --------    ---------    -------
                                                                                                    (Dollars in thousands)
Securities available for sale:
 U.S. government and agency securities................   $    511     7.75%    $  3,017     6.39%      $ 11,994     6.22%
 Municipals...........................................         --       --           --       --             --       --
 Common and preferred stocks..........................         --       --           --       --             --       --
 Mortgage-backed securities...........................        925     6.13%         946     6.57%         4,687     7.19
                                                         --------              --------                --------
  Total...............................................   $  1,436              $  3,963                $ 16,681
                                                         ========              ========                ========

                                                                               Common
                                                         More than Ten Years    Stock        Total Investment Portfolio
                                                        --------------------  ---------   --------------------------------
                                                        Carrying    Average   Carrying    Carrying    Market      Average
                                                          Value      Yield      Value       Value      Value       Yield
                                                        ---------   --------  ---------   --------    ---------   -------

Securities available for sale:
 U.S. government and agency securities................   $     --       --%    $     --   $15,522     $15,522       6.30%
 Municipals...........................................         --       --           --        --          --
 Common and preferred stocks..........................         --       --        6,421     6,421       6,421
 Mortgage-backed securities...........................     23,441     6.87%          --    29,999      29,999       6.80%
                                                         --------              --------   -------     -------
  Total...............................................   $ 23,441              $  6,421   $51,942     $51,942
                                                         ========              ========   =======     =======

SAVINGS ACTIVITIES, BORROWINGS AND OTHER SOURCES OF FUNDS

     GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, borrowings and from other operations. The availability of funds is influenced by the general level of interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     DEPOSITS. Consumer deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW and Preferred NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank does not actively solicit or advertise for deposits outside of its market area or solicit brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines and by paying rates competitive with other Massachusetts financial institutions.

     The Bank follows a policy of controlled deposit growth, by pricing its savings products based on the Bank's need for additional funds and rates being paid by other Massachusetts financial institutions. The Bank's efforts to reduce the overall cost of deposits has resulted in a decline in total deposits of $9.9 million during fiscal 1999. As a result, the cost of deposits declined 19 basis points for fiscal 1999. The deposit outflow was primarily funded by maturing and called investment securities.

     DEPOSIT ACCOUNTS. The following table shows the distribution of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                                   Years Ended March 31,
                                 ------------------------------------------------------------------------------------------
                                             1999                           1998                           1997
                                 ----------------------------   ----------------------------   ----------------------------
                                                      Average                        Average                        Average
                                 Average     % of      Rate     Average     % of      Rate     Average     % of      Rate
                                 Balance   Deposits    Paid     Balance   Deposits    Paid     Balance   Deposits    Paid
                                 -------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                     (Dollars in thousands)
Demand.....................      $ 15,219       5.5%       --%  $ 13,608       5.0%       --%  $ 12,564       4.9%       --%
NOW accounts...............        26,917       9.8      1.28     25,924       9.6      1.27     23,714       9.2      1.26
Regular, club and 90-day
  notice accounts..........        61,572      22.4      2.34     59,146      21.9      2.53     61,391      23.8      2.53
Money market deposit
 accounts..................        22,375       8.1      2.64     22,253       8.2      2.87     23,885       9.2      2.83

Term deposit certificates:
  Six-month money market...        14,274       5.2      4.80     13,569       5.0      5.06     16,315       6.3      4.97
  Other....................       134,778      49.0      5.72    136,150      50.3      5.85    120,148      46.6      5.73
                                 --------    ------             --------    ------             --------    ------

    Total term deposit
     certificates..........       149,052      54.2      5.63    149,719      55.3      5.77    136,463      52.9      5.64
                                 --------    ------             --------    ------             --------    ------

    Total deposits.........      $275,135     100.0%     3.91%  $270,650     100.0%     4.10%  $258,017     100.0%     3.95%
                                 ========    ======     =====   ========    ======     =====   ========    ======     =====

     TIME DEPOSITS IN EXCESS OF $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 1999.

                                                       Time Deposits
                                                       --------------
                                                       (In thousands)
     Maturity Period of Deposits:
       Three months or less............................     $  2,677
       Three through six months........................       10,372
       Six through twelve months.......................        6,053
       Over twelve months..............................        3,265
                                                            --------
         Total.........................................     $ 22,367
                                                            ========

     BORROWINGS. From time to time the Bank borrows funds from the FHLB of Boston on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels. Such funds may also be used on a longer term basis to support expanded lending or investment activities to increase yields or improve asset-liability management. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, investment securities and all stock in the FHLB of Boston. At March 31, 1999, the Bank had advances outstanding from the FHLB of Boston of $57.0 million. Funds from these advances were used in conjunction with the increase in deposits to fund the Bank's growth in loans and investments. Additional sources of funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve System.

SUBSIDIARY ACTIVITIES

     In April 1998, the Bank established Central Securities Corporation, a Massachusetts corporation, as a wholly owned subsidiary of the Bank for the purpose of engaging exclusively in buying, selling and holding, on its own behalf, securities that may be held directly by the Bank. This subsidiary corporation holds U.S. Treasury notes and Government agency obligations and mortgage-backed securities and qualify under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation.

REGULATION AND SUPERVISION OF THE COMPANY

     REGULATION OF THE COMPANY. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act (the "BHCA"). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory Community Reinvestment Act ("CRA") ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

     The BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. See " --Interstate Banking." The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     Under Massachusetts banking law, prior approval of the Division is also required before any person may acquire a Massachusetts bank holding company.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

     HOLDING COMPANY DIVIDENDS AND STOCK REPURCHASES. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-- Prompt Corrective Regulatory Action."

     As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

REGULATION AND SUPERVISION OF THE BANK

     GENERAL. The Bank is subject to extensive regulation by the Commissioner and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Commissioner and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     PROPOSED LEGISLATIVE AND REGULATORY CHANGES.   The U.S. Congress is in the
process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the House bill ("H.R. 10") are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition. H.R. 10 would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, H.R. 10 repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds and also removes the Bank Holding Company Act's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product. H.R. 10 also calls for a new regulatory framework for financial institutions and their holding companies. The legislation preserves the thrift charter and all existing thrift powers, but would restrict the activities of new unitary thrift holding companies. The legislation is expected to be voted by the House and if passed, reconciled with the Senate version during the summer of 1999. In May 1999, the Senate passed a version of financial services modernization which differs from H.R. 10. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take, and how it will affect the Bank's business and operations and competitive environment.

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points with a minimum leverage capital requirement of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing rights, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses and minus investments in certain subsidiaries.

     In addition to the leverage ratio (the ratio of Tier I capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pretax net unrealized savings on equity securities. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     At March 31, 1999, the Bank's ratio of core Tier 1 capital to total assets was 10.0, its ratio of Tier 1 capital to risk-weighted assets was 15.5% and its ratio of total risk-based capital to risk-weighted assets was 16.8%.

     The Federal banking regulators, including the Federal Reserve Board and the FDIC, have proposed to revise their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the proposed rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the rule or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank is required under the rule to hold additional capital equal to the dollar amount of the excess. Management of the Bank has not determined what effect, if any, the FDIC's proposed interest rate risk component would have on the Bank's capital if adopted as proposed.
The FDIC has adopted a regulation that provides that the FDIC may take into account whether a bank has significant risks from concentrations of credit or nontraditional activities in determining the adequacy of its capital. The Bank has not been advised that it will be required to maintain any additional capital under this regulation.

     DIVIDEND LIMITATIONS. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Federal and State Taxation." The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank's bad debt deduction or create federal tax liabilities.

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     DEPOSIT INSURANCE. The Bank is charged a premium by the FDIC for Bank Insurance Fund ("BIF") insurance of its insurable deposit accounts. The FDIC is required to establish an assessment rate for deposit insurance premiums that protects the insurance fund and considers the fund's operating expenses, case resolution expenditures, income and the effect of the assessment rate on the earnings and capital of BIF members.

     As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC has established a risk-based assessment system for insured depository institutions. Under the system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period. Well capitalized institutions are institutions satisfying the following capital ratio standards: (i) total risk-based capital ratio of 10.0% or greater; (ii) Tier 1 risk-based capital ratio of 6.0% or greater; and
(iii) Tier 1 leverage ratio of 5.0% or greater. Adequately capitalized institutions are institutions that do not meet the standards for well capitalized institutions but which satisfy the following capital ratio standards: (i) total risk-based capital ratio of 8.0% or greater; (ii) Tier 1 risk-based capital ratio of 4.0% or greater; and (iii) Tier 1 leverage ratio of 4.0% or greater. Undercapitalized institutions consist of institutions that do not qualify as either "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The BIF deposit insurance assessment rates are determined by the FDIC based on a number of factors to maintain a statutory designated reserve ratio for the BIF of 1.25% of insured deposits. In March 1999, the reserve ratio was above the target ratio. As a result, the BIF assessment rates of "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, including the Bank, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. These rates will be effective for the 1999 calendar year and indefinitely thereafter until the FDIC takes further action.

     In 1996, the FDIC issued a separate levy for the bonds of the Financing Corporation ("FICO"), a federally chartered corporation which provided some of the financing required to resolve the thrift crisis in the 1980s. All FDIC-insured institutions must make FICO payments, but BIF-insured deposits are assessed at only one-fifth of the rate of SAIF-insured deposits until January 1, 2000 (or sooner, if the two funds are merged).

     All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance, which in the case of the Bank are its deposits in excess of $100,000 per insured account. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.

     PROMPT CORRECTIVE REGULATORY ACTION. FDICIA requires the federal banking regulators to take prompt corrective action in the event an FDIC-insured institution fails to meet certain minimum capital requirements. Under FDICIA, as implemented by regulations adopted by the FDIC, an institution is assigned to one of the following five capital categories:

     . well-capitalized -- total risk-based capital ratio of 10% or greater, Tier 1 risk-based capital ratio of 6% or greater, leverage ratio of 5% or greater, and no written FDIC directive or order requiring the maintenance of specific levels of capital;

     . adequately capitalized -- total risk-based capital ratio of 8% or greater, Tier 1 risk-based capital ratio of 4% or greater, and leverage ratio of 4% or greater (or 3% or greater if the institution's composite rating under the CAMELS rating system is 1);

     . undercapitalized -- total risk-based capital ratio of less than 8%, or Tier 1 risk-based capital ratio of less than 4%, or leverage ratio of less than 4% (or less than 3% if the institution's composite rating under the CAMELS rating system is 1);

     . significantly undercapitalized -- total risk-based capital ratio of less than 6%, or Tier 1 risk-based capital ratio of less than 3% or leverage ratio of less than 3%; and

     . critically undercapitalized -- ratio of tangible equity to total assets of 2% or less.

     Under FDICIA, an "undercapitalized institution" generally is: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A significantly undercapitalized institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution. The senior executive officers of such an institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt, with certain exceptions. If an institution's ratio of tangible capital to total assets falls below a level established by the appropriate federal banking regulator, which may not be less than 2% of total assets nor more than 65% of the minimum leverage capital level otherwise required (the "critical capital level"), the institution is subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized. At March 31, 1999, the Bank was classified as "well-capitalized" under the FDIC's regulations.

     SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. In 1995, these agencies, including the FDIC, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The guidelines require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank has met substantially all the standards adopted in the interagency guidelines.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies established standards relating to asset quality and earnings. Under the guidelines a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards do not have a material effect on the operations of the Bank.

     The federal banking agencies have also established Year 2000 readiness safety and soundness guidelines requiring all insured depository institutions to implement procedures by specified key dates to ensure the institution can continue business operations after January 1, 2000. Every institution must identify its internal and external "mission-critical" systems (i.e., those systems vital to the continuance of a core business activity) and develop a written plan establishing priorities, oversight and reasonable deadlines to complete the testing and renovation of mission-critical systems. In addition, an institution must prepare a written business resumption contingency plan that
(i) defines scenarios where mission-critical systems might fail, (ii) evaluates contingency options to keep business operations going, and (iii) provides for testing of the contingency plan by an independent party. Every depository institution must also identify among its customers those persons that represent a material risk to the institution in the event the customer is not Year 2000 compliant and implement appropriate risks controls to manage and mitigate the customer's Year 2000 risk to the institution. The federal banking agencies will examine the institution's overall progress in meeting the Year 2000 readiness guidelines. In the event an institution has failed to renovate its mission-critical systems or is not on schedule with key dates, the institution must draft a remediation contingency plan outlining alternative strategies to comply with the guidelines and locate available third party providers. The agencies, in their sole discretion, may take actions under the FDICIA, the safety and soundness guidelines or any other action available to them, including enforcement action, to ensure an institution's Year 2000 readiness. For additional information, see "Year 2000 Readiness Disclosure" in the Annual Report.

     UNIFORM LENDING STANDARDS. As required by FDICIA, the federal banking agencies have adopted regulations that require banks to adopt and maintain written policies establishing appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits, that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. A bank's real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the "Real Estate Lending Guidelines") that have been adopted by the banking agencies. The Real Estate Lending Guidelines, among other things, call upon depository institutions to establish internal loan-to-value limits for real estate loans that should not exceed supervisory loan-to-value limits for the various types of real estate loans. The Real Estate Lending Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits. The Bank does not believe that the Real Estate Lending Guidelines will materially affect its lending activities.

     FEDERAL RESERVE BOARD REGULATIONS. Under FRB regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts between $4.9 million and $46.5 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At March 31, 1999, the Bank met applicable FRB reserve requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System ("FHLBS") which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB") of the Federal Home Loan Bank Board. As a member, the Bank is required to purchase and hold stock in the FHLB of Boston in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of March 31, 1999, the Bank held stock in the FHLB of Boston in the amount $3.4 million and was in compliance with the above requirement.

     The FHLB of Boston serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLBS. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLBS and the Board of Directors of the FHLB of Boston.

     LOANS TO INSIDERS.   Massachusetts-chartered co-operative banks are subject
to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders, with limited exceptions. Under
Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of an institution and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 20% of the institution's unimpaired capital and surplus). Section 22(h) also prohibits the making of loans above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of an institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended ("BHCA") prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     MASSACHUSETTS STATE LAW. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank's market area and compete for deposits and loan originations. The approval of the Massachusetts Commissioner of Banks is required prior to any merger or consolidation, or the establishment or relocation of any office facility.

FEDERAL AND STATE TAXATION

     For taxable years beginning after June 30, 1986, the Internal Revenue Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI exceeds an exemption amount. The Internal Revenue Code provides for items of tax preference that include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, this preference of 75% of the excess (if any) of (i) adjusted current earnings as defined in the Internal Revenue Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). For any taxable year beginning after 1986, net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum taxes may be used as credits against regular tax liabilities in future years. The Bank is not currently paying any amount of alternative minimum tax but may, depending on future results of operations, become subject to this tax.

     The Massachusetts excise tax rate for co-operative banks is currently 10.91% of federal taxable income, adjusted for certain items. It is anticipated that this rate will be reduced so that the Bank's tax rate will become 10.5% by March 31, 2000. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. No deductions however, are allowed for dividends received. In addition, carryforwards and carrybacks of net operating losses are not allowed.

     The Bank's federal income tax returns for years ended March 31, 1996 and 1997 were examined and finalized in 1998.

COMPETITION

     The Bank's competition for savings deposits has historically come from other co-operative banks, savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investor's funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition from other financial intermediaries for deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, preauthorized payment and withdrawal systems, tax-deferred retirement programs, and other miscellaneous services such as money orders and travelers' checks. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

     The Bank's competition for real estate loans comes principally from mortgage banking companies, co-operative banks and savings banks, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

     In addition to competing with other savings banks and financial services organizations based in Massachusetts, the Bank has and is expected to face increased competition from major commercial banks headquartered outside of Massachusetts as a result of regional interstate banking laws which currently permit banks located in New England to enter the bank's market are and compete with it for deposits and loan originations. The Bank may also face increased competition as a result of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 which, as of September 29, 1995, allowed the Federal Reserve Board to approve a bank holding company's application to acquire control of, or substantially all of the assets of, a Massachusetts bank without regard to Massachusetts law.

     Bank regulation is undergoing significant change with an increased number of bank mergers and acquisitions, changes in the products and services banks can offer, and involvement in non-banking activities by bank holding companies. Recent legislation and regulations have expanded the activities in which depository institutions may engage and reduced or eliminated some of the competitive advantages which thrift institutions formerly held over commercial banks, such as interest rate differentials which permitted thrift institutions to offer a higher rate of interest to attract deposits. There are a number of pending legislative and regulatory proposals that may further alter the structure, regulation and competitive relationships of financial institutions. The ability of the Bank to remain competitively viable will depend upon how successfully it can respond to the rapidly evolving competitive, regulatory, technological and demographic developments affecting its operations.

     The Bank is headquartered in Somerville, Massachusetts and operates a network of eight full service offices located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, as well as an operations center located in Somerville. All offices are located in Massachusetts, within the Boston metropolitan area. The majority of the properties securing loans originated by the Bank are located within the Bank's primary market area which encompasses Suffolk, Norfolk and Middlesex Counties, including the City of Boston. As to the principal services rendered by the Bank, "Item 1 - Business - General" is incorporated herein by reference.

     The Bank does not believe that the nature of its business is seasonal. Further, the Bank has not, within the last five fiscal years, been engaged in any line of business in addition to its normal thrift banking activities.

EMPLOYEES

     At March 31, 1999, the Bank employed 80 full-time and 23 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     The executive officers of the Bank at March 31, 1999 were as follows:

                           Age    Position
                           ---    --------

     Joseph R. Doherty      75    Chairman of the Board
     John D. Doherty        41    President and Chief Executive Officer
     Paul S. Feeley         52    Senior Vice President - Treasurer and Chief
                                  Financial Officer
     David W. Kearn         57    Senior Vice President - Retail Banking and
                                  Senior Loan Officer
     William P. Morrissey   71    Senior Vice President
     Gladys N. Partamian    60    Vice President - Investor Relations and Clerk

     The following is a description of the principal occupation and employment of the executive officers of the Bank during the past five years:

     JOSEPH R. DOHERTY served as President of the Bank since prior to 1986. Effective April 1, 1992 he retired as Chief Executive Officer, a position he held since April 1986. Mr. Doherty remains as Chairman of the Board of Directors and as a consultant to the Bank. Mr. Doherty is the father of Bank President John D. Doherty.

     JOHN D. DOHERTY was elected President of the Bank in April 1986 and Chief Executive Officer effective April 1, 1992. Mr. Doherty is responsible for guiding the overall operations of the Bank and reports on the Bank's operations directly to the Board of Directors. Mr. Doherty has been employed by the Bank in various capacities since prior to 1986 and is the son of Chairman of the Board Joseph R. Doherty.

     PAUL S. FEELEY joined the Bank in July 1997 as Senior Vice President and Treasurer/Chief Financial Officer. From 1993 to 1997, Mr. Feeley was Senior Vice
President and Treasurer of Bridgewater Credit Union.   Prior to 1993 Mr. Feeley
was Senior Vice President, Chief Financial Officer and Clerk of the Corporation at The Cooperative Bank of Concord, Acton, Massachusetts.

     DAVID W. KEARN joined the Bank in June 1993 as Senior Vice President - Retail Banking. From 1990 to 1993, Mr. Kearn was a Vice President of Loan Administration at Somerset Savings Bank, Somerville, Massachusetts. Mr. Kearn was Senior Vice President/Branch Administration at United States Trust Company from 1987 to 1990.

     WILLIAM P. MORRISSEY joined the Bank on November 1, 1992 as Senior Vice President of public affairs who represents the Bank in outside banking and business organizations. Prior to 1986, Mr. Morrissey served as Executive Vice President for Corporate Affairs at the Boston Five Cents Savings Bank, and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts.

     GLADYS N. PARTAMIAN joined the Bank in 1979 as an executive secretary. In 1985, Ms. Partamian became Vice President - Corporate Affairs, in which capacity she manages the Bank's corporate affairs. In connection with the Bank's conversion to stock form in 1986, Ms. Partamian became Vice President - Investor Relations. Ms. Partamian has served as Clerk of the Bank since 1992.

ITEM 2.  PROPERTIES.
-------------------

     The Bank owns all its offices, except the Burlington and Malden branch offices, and the operations center located in Somerville (Inner Belt Road). Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and/or amortization. At March 31, 1999, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 1999:

                                                             Net Book
                                               Year          Value at
               Office Location                Opened      March 31, 1999
               ---------------                ------      --------------
          Main Office....................      1974           $280,000
          399 Highland Avenue
          Somerville, MA

          175 Broadway...................      1982           $137,000
          Arlington, MA

          85 Wilmington Road.............      1978(a)        $  2,000
          Burlington, MA

          1192 Boylston Street...........      1954           $164,000
          Chestnut Hill (Brookline), MA

          137 Pleasant Street............      1975(b)        $ 47,000
          Malden, MA

          846 Main Street................      1994(c)        $221,000
          Melrose, MA

          275 Main Street................      1980           $486,000
          Woburn, MA

          198 Lexington Street...........      1974           $200,000
          Woburn, MA

          Operations Center..............      1994 (c)       $ 43,000
          17 Inner Belt Road
          Somerville, MA

___________
(a) The lease for the Burlington branch expires in 2002 with an option to extend the lease for one five-year term.
(b) The lease for the Pleasant Street branch expires in 2005 with an option to extend the lease for one ten-year term.
(c) The Melrose and Somerville (Inner Belt Road) offices were obtained as part of the Bank's acquisition of Metro Bancorp, Inc. The lease for the operations center (Inner Belt Road) expires in 2004 with no renewal option.

     During fiscal 1999, the Bank upgraded its data processing systems, outsourcing all major functions, including deposit and loan processing, general ledger and check processing to Bankline New England, Plymouth Massachusetts.

     At March 31, 1999, the total net book value of the Bank's premises and equipment was $2.6 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     The information contained under the section captioned "Stockholder Information" in the Annual Report to Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained under the section captioned "Financial Highlights" in the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET ISSUES
--------------------------------------------------------------------

     The tabular and narrative information set forth in "Item 1. Business" in
Part I of this report and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this report discloses detailed quantitative and qualitative information about market risks and their effects on the Company and its subsidiaries, particularly with respect to changes in market interest rates on interest-earning assets and interest-bearing liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements contained in the Annual Report to Stockholders which are listed below are incorporated herein by reference:


               Independent Auditors' Report

               Consolidated Balance Sheets as of March 31, 1999 and 1998

               Consolidated Statements of Income for the Fiscal Years Ended
               March 31, 1999, 1998 and   1997

               Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Years Ended March 31, 1999, 1998 and 1997

               Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999, 1998 and 1997

               Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.

                                   PART III

ITEM 10. DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information concerning directors of the Company is incorporated herein by reference to the sections titled "Proposal I -- Election of Directors" and "Voting Securities and Principle Holders Thereof" in the Proxy Statement.

     Information concerning executive officers of the Company is incorporated herein by reference to the section titled "Item 1. Business -- Executive Officers" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Executive Compensation and Other Matters" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          The information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" and "Voting Securities and Security Ownership" in the Proxy Statement.

     (b)  Security Ownership of Management

          The information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          The information required by this item is incorporated by reference to the Current Report on Form 8-K filed by the Company on January 8, 1999 that reported the reorganization of the Bank to a bank holding company form of ownership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Transactions with Management" in the Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this Annual Report on Form 10-
     K.

     (1)  Financial Statements
          --------------------

          For the Financial Statements filed as part of this Annual Report on Form 10-K, reference is made to "Item 8 -- Financial Statements and Supplementary Data"

     (2)  Financial Statement Schedules
          -----------------------------

          All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

     (3)  Exhibits Required by Paragraph (c) of Item 14
          ---------------------------------------------

          See "Item 14(c) -- Exhibits"

(b)  Reports on Form 8-K -- The Company filed a current report on Form 8-K on
     -------------------
     January 8, 1999 reporting the reorganization of the Bank to a bank holding company form of ownership, whereby stockholders received for each outstanding share of Bank common stock, one share of the Company Common Stock.

     The Company also filed a Current Report on Form 8-K on April 8, 1999, announcing the commencement of a stock repurchase program.

     On January 12, 1999, the Company filed a Current Report on Form 8-K announcing the declaration of a dividend of one right for each share of Common Stock held, which were issued pursuant to a Rights Agreement.


(c)  Exhibits
     --------

     The following exhibits are filed as exhibits to this report.

     Exhibit No.    Exhibit
     -----------    -------

     2.1*           Plan of Reorganization and Acquisition dated as of August
                    13, 1998.
     3.1            Articles of Organization of Central Bancorp, Inc.
     3.2            Bylaws of Central Bancorp, Inc.
     4*             Stock Certificate of Central Bancorp, Inc.
     10.1           Employment Agreement between the Bank and John D. Doherty
                    dated October 24, 1986
     10.2           First Amendment to Employment Agreement between the Bank and
                    John D. Doherty dated March 31, 1992
     10.3           Second Amendment to Employment Agreement between the Bank
                    and John D. Doherty dated June 8, 1995
     10.4           Third Amendment to the Employment Agreement between the Bank and John D. Doherty dated January 8, 1999.
     10.5           Termination Agreement dated March 31, 1992 by and between
                    the Bank and Joseph R. Doherty
     10.6           Consulting Agreement dated March 31, 1992 by and between the
                    Bank and Joseph R. Doherty
     10.7           Amendment to Consulting Agreement between the Bank and
                    Joseph R. Doherty dated August 11, 1994
     10.8**         1986 Stock Option Plan, as amended
     10.9***        Rights Agreement dated as of January 8, 1999 by and between the Company and State Street Bank & Trust Company as Right
                    Agent
     10.10          Severance Agreement between the Bank and William P.
                    Morrissey dated December 14, 1994

     10.11          Severance Agreement between the Bank and David W. Kearn
                    dated December 14, 1994
     10.12          Severance Agreement between the Bank and Paul S. Feeley
                    dated May 14, 1998
     10.13          Amendments to Severance Agreements between the Bank and
                    Messrs. Feeley, Kearn and Morrissey dated January 8, 1999.
     13             1999 Annual Report to Stockholders
     21             Subsidiaries of Registrant
     23             Consent of KPMG LLP
     27             Financial Data Schedule

______
* Incorporated herein by reference to the Current Report on Form 8-K filed on January 8, 1999 with the SEC.
** Incorporated herein by reference to the Registration Statement on Form S-8 filed with the SEC on January 26, 1999.
*** Incorporated by reference to the Form 8-A12(g) filed with the SEC on January 8, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTRAL BANCORP, INC.


Date: June 25, 1999           By: /s/ John D. Doherty
                                  --------------------------------------
                                  John D. Doherty
                                  President, Chief Executive Officer and
                                  Duly Authorized Representative

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

By: /s/ John D. Doherty                           Date:  June 25, 1999
    -----------------------------------
    John D. Doherty
    President, Chief Executive Officer
      and Director

By: /s/ Paul S. Feeley                            Date:  June 25, 1999
    -----------------------------------
    Paul S. Feeley
    Senior Vice President - Treasurer
      and Chief Financial and
      Accounting Officer

By: ___________________________________           Date:
    Joseph R. Doherty
    Chairman of the Board


By: /s/ Terence D. Kenney                         Date:  June 25, 1999
    -----------------------------------
    Terence D. Kenney
    Director


By: /s/ John G. Quinn                             Date:  June 25, 1999
    -----------------------------------
    John G. Quinn
    Director


By: /s/ John F. Gilgun, Jr.                       Date:  June 25, 1999
    -----------------------------------
    John F. Gilgun, Jr.
    Director


By: /s/ Marat E. Santini                          Date:  June 25, 1999
    -----------------------------------
    Marat E. Santini
    Director


By: ___________________________________           Date:
    George L. Doherty, Jr.
    Director


By: /s/ Gregory W. Boulos                         Date:  June 25, 1999
    -----------------------------------
    Gregory W. Boulos
    Director