Form 10-Q
period 1999-06-30
CENTRAL BANCORP INC /MA/
filed 1999-08-16
CIK 1076394

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30,
                                                      -------
1999
----

                  COMMISSION FILE NUMBER: 0-25251
                                          -------

                        CENTRAL BANCORP, INC.
        --------------------------------------------------
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                           MASSACHUSETTS
  --------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

          I.R.S. EMPLOYER IDENTIFICATION NO. 04-3447594

           399 HIGHLAND AVENUE, SOMERVILLE, MA. 02144
     ----------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                   REGISTRANT'S TELEPHONE NUMBER
                          (617) 628-4000
                          --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes     X               No
                     -------                -------



          Class                   Outstanding at August 10, 1999
-----------------------------     ------------------------------
Common Stock, $1.00 par value               1,939,000

                 CENTRAL BANCORP, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1. Financial Statements

          Consolidated Statements of financial condition at March 31, 1999 and June 30, 1999 (unaudited)

          Consolidated Statements of Income for the three month periods ended June 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Cash Flow for the three month periods ended June 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Changes in Stockholders'
          Equity for the three month periods ended June 30, 1999 and 1998 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          For the three month periods ended June 30, 1999 and
          1998

  Item 3. Quantitative and Qualitative Disclosures about Market
          Risk

       (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999)

PART II. OTHER INFORMATION
         -----------------

       Item 1.  Legal Proceedings

       Item 2.  Changes in Securities and Use of Proceeds

       Item 3.  Defaults upon Senior Securities

       Item 4.  Submission of Matters to a Vote of Security
                Holders

       Item 5.  Other Information

       Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements

             CENTRAL BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Financial Condition

                                                    June 30,      March 31,
(Dollars in Thousands)                                1999           1999
----------------------------------------------------------------------------
ASSETS                                            (Unaudited)
Cash and due from banks                              $  4,132       $  4,964
                                                     --------       --------

Short term investments                                  5,699         16,939
Investments available for sale:
  Investment securities                                29,157         21,943
  Mortgage-backed securities                           26,499         29,999
Stock in Federal Home Loan Bank of Boston, at cost      3,350          3,350
The Co-operative Central Bank Reserve Fund              1,576          1,576
                                                     --------       --------
    Total investments                                  66,281         73,807
                                                     --------       --------
Loans:
  Mortgage loans                                      282,848        274,146
  Other loans                                           7,088          6,200
                                                     --------       --------
                                                      289,936        280,346
  Less allowance for loan losses                       (2,927)        (2,913)
                                                     --------       --------
    Net loans                                         287,009        277,433
                                                     --------       --------
Accrued interest receivable                             1,918          1,614
Office properties and equipment, net                    2,469          2,550
    Deferred tax asset, net                               713            744
Goodwill, net                                           3,024          3,096
Other assets                                              208            488
                                                     --------       --------
    Total assets                                     $365,754       $364,696
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                           $267,246       $266,463
  Advances from Federal Home Loan Bank of Boston       57,000         57,000
  Advance payments by borrowers for taxes and
     insurance                                          1,158          1,389
  Accrued interest payable                                301            291
  Accrued income taxes                                    174             --
  Accrued expenses and other liabilities                  967            811
                                                     --------       --------
    Total liabilities                                 326,846        325,954
                                                     --------       --------
Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized
    5,000,000 shares; none issued or outstanding           --             --
  Common stock $1.00 par value; authorized
    15,000,000 shares; issued
    1,967,000 shares (outstanding 1,957,000 at
    June 30, 1999 and 1,967,000 shares at March
    30, 1999)                                           1,967          1,967
  Additional paid-in capital                           11,171         11,171
  Retained income                                      26,216         25,894
  Treasury stock (10,000 shares and 0 shares,
    respectively), at cost                               (178)            --
  Accumulated other comprehensive income (note 4)         316            327
  Unearned compensation - ESOP                           (584)          (617)
                                                     --------       --------
    Total stockholders' equity                         38,908         38,742
                                                     --------       --------
Total liabilities and stockholders' equity           $365,754       $364,696
                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements.

            CENTRAL BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Income
             (In Thousands Except Per Share Data)
                         (Unaudited)

                                        Three Months Ended
                                              June 30,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
Interest and dividend income:
  Mortgage loans                       $5,075      $5,349
  Other loans                             137         104
  Short-term investments                  207          80
  Investment securities                   385         398
  Mortgage-backed securities              400         610
  The Co-operative Central Bank
     Reserve Fund                          23          22
                                       ------      ------
    Total interest and dividend
      income                            6,227       6,563
                                       ------      ------
Interest expense:
  Deposits                              2,327       2,840
  Advances from Federal Home Loan
    Bank of Boston                        770         821
                                       ------      ------
    Total interest expense              3,097       3,661
                                       ------      ------
    Net interest and dividend income    3,130       2,902
Provision for loan losses                  --          --
                                       ------      ------
    Net interest and dividend income
      after provision for loan losses   3,130       2,902
                                       ------      ------
Non-interest income:
  Deposit service charges                 108         107
  Net gains  from sales of investment
    securities                            118         163
  Other income                             52          61
                                       ------      ------
    Total non-interest income             278         331
                                       ------      ------
Operating expenses:
  Salaries and employee benefits        1,191       1,090
  Occupancy and equipment                 296         297
  Data processing service fees            137         128
  Professional fees                       214         172
  Foreclosure expenses, net                 2          --
  Goodwill amortization                    72          72
  Other expense                           321         352
                                       ------      ------
    Total operating expenses            2,233       2,111
                                       ------      ------

    Income before income taxes          1,175       1,122
Income tax expense                        462         451
                                       ------      ------
    Net income before cumulative
      effect on change in
      accounting principle                713         671
    Cumulative effect of change in
      accounting principle               (234)         --
                                       ------      ------

      Net income                        $ 479      $  671
                                       ======      ======
Earnings per common share before
  cumulative effect of change in
  accounting principle                 $ 0.37      $ 0.35
                                       ======      ======

Earnings per common share before
  cumulative effect of change in
  accounting principle -
  assuming dilution                    $ 0.37      $ 0.34
                                       ======      ======

Earnings per common share after
  cumulative effect of change
  in accounting principle              $ 0.25      $ 0.35
                                       ======      ======

Earnings per common share after
  cumulative effect of change
  in accounting principle
  assuming dilution                    $ 0.25       $ 0.34
                                       ======       ======

Weighted average common shares
  outstanding                           1,933       1,937

Weighted average common shares
  outstanding, diluted                  1,938       1,952


See accompanying notes to unaudited consolidated financial statements.

           CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows
                       (Unaudited)

                                                             Three Months Ended
                                                                  June 30,
                (In Thousands)                                1999        1998
------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                    $    479    $    671
   Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                  120         142
    Amortization of premiums, fees and discounts                    24          86
    Amortization of goodwill                                        72          72
    Net gains from sales of investment securities                 (118)       (163)
Increase in accrued interest receivable                           (304)       (171)
(Increase) decrease in deferred tax asset                          (31)         --
(Increase) decrease in other assets                                280        (266)
Decrease in advance payments by borrowers for taxes
  and insurance                                                   (231)       (163)
Increase (decrease)in accrued interest payable                      10        (188)
Increase (decrease) in accrued income taxes                        174        (299)
Increase in accrued expenses and other liabilities                 156         569
                                                              --------------------
        Net cash provided by operating activities                  631         290
                                                              --------------------

Cash flows from investing activities:

   Principal collected on loans                                 21,153      24,584
   Loan originations                                           (30,743)    (32,032)
   Principal payments on mortgage-backed securities
     available for sale                                          3,433       4,709
   Purchase of investment securities available for sale        (10,974)       (411)
   Maturities of investment securities available for sale        2,000       1,000
   Proceeds from sales of investment securities available
      for sale                                                   1,986         363
   Net (increase)decrease in short-term investments             11,240      (4,540
   Purchase of office properties and equipment                     (39)        (51)
                                                              --------------------
        Net cash used by investing activities                   (1,944)     (6,378)
                                                              --------------------
Cash flows from financing activities:

   Net increase in deposits                                        783       3,450
   Proceeds from advances from FHLB of Boston                    1,060      29,000
   Payments on advances from FHLB of Boston                     (1,060)    (27,000)
   Purchase of Treasury Stock                                     (178)         --
   Payments of dividends on common stock                          (157)       (157)
   Amortization of unearned compensation - ESOP                     33           3
                                                              --------------------
        Net cash provided by financing activities                  481       5,296
                                                              --------------------

   Net decrease in cash and due from banks                        (832)       (792)
   Cash and due from banks at beginning of period                4,964       5,718
                                                              --------------------
   Cash and due from banks at end of period                   $  4,132    $  4,926
                                                              ====================
   Supplemental disclosure of cash flow information:
        Cash paid during the period for:
          Interest                                            $  3,087    $  3,849
          Income taxes                                             280         750


See accompanying notes to unaudited consolidated financial statements.

          CENTRAL BANCORP, INC. AND SUBSIDIARIES
  Consolidated Statements of Changes in Stockholders' Equity
                       (Unaudited)

                                                                                               Accumulated
                                                                     Additional                   Other
                                                            Common    Paid-in     Retained    Comprehensive
      (In Thousands)                                        Stock     Capital      Income         Income
------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1998
-----------------------------------
  Balance at March 31, 1998                                   $1,965     $11,159    $23,841         $   544
                                                              ------     -------    --------        --------
  Net income                                                      --          --        671              --

  Other Comprehensive Income
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --             (92)
                                                              ------     -------    --------        -------
         Comprehensive income                                     --          --        671             (92)
                                                              ------     -------    --------        -------

  Dividends Paid                                                  --          --       (157)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    --------        -------
  Balance at June 30, 1998                                    $1,965     $11,159    $24,355         $   452
                                                              ======     =======    =======         =======


Three Months Ended June 30, 1999
-----------------------------------
  Balance at March 31, 1999                                   $1,967     $11,171    $25,894         $   327
                                                              ------     -------    --------        -------
    Net Income                                                    --          --        479              --
    Other Comprehensive Income
       Unrealized (losses) on securities,
         net of reclassification adjustment (note 4)              --          --         --             (11)
                                                              ------     -------   --------         -------
          Comprehensive income                                    --          --        479             (11)
                                                              ------     -------   --------         -------
    Purchase of treasury stock                                    --          --         --              --

    Dividends Paid                                                --          --       (157)             --
    Amortization of unearned compensation - ESOP                  --          --         --              --
                                                              ------     -------   --------         -------

  Balance at June 30, 1999                                    $1,967     $11,171   $ 26,216         $   316
                                                              ======     =======   ========         =======


                                                                            Unearned         Total
                                                            Treasury      Compensation    Stockholders'
      (In Thousands)                                         Stock            ESOP           Equity
------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
-----------------------------------

Balance at March 31, 1998                                    $  --         $  (723)        $ 36,786
                                                             -----         -------         --------
Net Income                                                      --              --              671
Other Comprehensive Income
  Unrealized (losses) on securities,
    net of reclassification adjustment (note 4)                 --              --              (92)
                                                             -----         -------         --------
       Comprehensive income                                     --              --              579
                                                             -----         -------         --------

Dividends paid                                                  --              --            (157)
Amortization of unearned compensation - ESOP                    --               3               3
                                                             -----         -------         --------

Balance at June 30, 1998                                     $  --         $  (720)        $ 37,211
                                                             =====         =======         ========


Three Months Ended June 30, 1999
-----------------------------------
Balance at March 31, 1999                                    $  --         $  (617)       $  38,742
                                                             -----         -------         --------

  Net income                                                    --              --              479
Other Comprehensive Income
  Unrealized (losses) on securities,
    net of reclassification adjustment (note 4)                 --              --              (11)
                                                             -----         -------         --------
        Comprehensive income                                    --              --              468
                                                             -----         -------         --------
  Purchase of treasury stock                                  (178)             --             (178)

  Dividends Paid                                                --              --             (157)
  Amortization of unearned compensation - ESOP                  --              33               33
                                                             -----         -------         --------
Balance at June 30, 1999                                     $(178)        $  (584)        $ 38,908
                                                             =====         =======         ========


See accompanying notes to unaudited consolidated financial statements.

               CENTRAL BANCORP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements of the Company for June 30, 1999 and the Bank for June 30, 1998 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 1999, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

(2) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
    -------------------------------------------------

     Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Commitments at June 30, 1999 follow:


        Unused lines of credit ................................   $ 9,139,000
        Unadvanced portions of construction loans..............     3,195,000
        Unadvanced portions of commercial loans................     4,562,000
        Commitments to originate residential mortgage loans:
               Fixed rate......................................     3,465,000
               Adjustable rate.................................     5,753,000


               CENTRAL BANCORP, INC. AND SUBSIDIARY

(3) INCOME TAXES
    ------------

     The Company accounts for income taxes using the asset and liability tax method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.


(4) REPORTING COMPREHENSIVE INCOME
    ------------------------------

     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehen-sive income, with all other components referred to in the aggregate as other comprehensive income.

     The Company's other comprehensive income (loss) and related tax effect is as follows:


                                                    For the Three Months Ended
            (In Thousands)                                June 30, 1999
----------------------------------------------------------------------------------
                                                  Before-     Tax
                                                    Tax     (Benefit)   After-Tax
                                                  Amount     Expense     Amount

Unrealized gains (losses) on securities
  Unrealized holding gains arising during
    period                                        $  100     $ 39        $   61


  Less:  reclassification adjustment for
    gains realized in net income                    118        46            72
                                                 ------------------------------
  Other comprehensive income (loss)              $  (18)    $  (7)       $  (11)
                                                 ==============================
                                                   For the Three Months Ended
            (In Thousands)                               June 30, 1998
----------------------------------------------------------------------------------
                                                  Before-       Tax
                                                    Tax      (Benefit)  After-Tax
                                                  Amount      Expense    Amount
Unrealized gains (losses) on securities
  Unrealized holding gains arising during
    period                                        $   10      $   4      $   6

  Less:  reclassification adjustment for
    gains realized in net income                     163         65         98
                                                 ------------------------------
  Other comprehensive loss                        $ (153)     $ (61)     $ (92)
                                                 ==============================

              CENTRAL BANCORP, INC. AND SUBSIDIARY

            Management's Discussion and Analysis of
          Financial Condition and Results of Operations

GENERAL:
-------

   On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank when the Bank completed its holding company reorganization. Because substantially all of the business of the Registrant is the business of the Bank, the discussion below focuses on the business of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Holding Company" included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999.


   Net income amounted to $479,000, or $0.25 per diluted share for the three months ended June 30, 1999 as compared to net income of $671,000, or $0.34 per diluted share in the corresponding quarter ended June 30, 1998.

   Net income for the current quarter was lower than net income for the same fiscal 1999 period primarily due to a one-time charge of $234,000, net of taxes, for costs associated with the establishment on January 8, 1999 of Central Bancorp, Inc., as the holding company for Central Bank. This charge represented the balance of unamortized organization costs outstanding on April 1, 1999, that were required to be written off in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting of the Costs of Start-Up Activities.

   Net income before the cumulative effect of this change in accounting principle increased to $713,000 from $671,000 from the prior year due to an increase in net interest income, offset by a decrease in net gains from the sale of investment securities and by an increase in operating expenses.


YEAR 2000 READINESS DISCLOSURE:
------------------------------

   The statements in this section include "Year 2000
   Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following "Year 2000" discussion contains forward looking statements which represent the Company's beliefs or expectations regarding future events. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, and the actions of governmental agencies or other third parties with respect to Year 2000 problems. This disclosure should be read in conjunction with the Year 2000 Readiness Disclosure contained in the Company's Annual Report on Form 10-K. as of and for the year ended March 31, 1999.

   The impact of computer systems ability to process dates beyond 1999 creates a significant business challenge for the Company. The Company has dedicated significant resources to this issue. The Company has formed a committee with members from all departments of the Company to address year

2000 readiness. The committee has developed plans based upon the Federal Financial Institutions Examination Council ("FFIEC") to address this and related issues. The components of the Company's plan focus on; software and hardware utilized by the Company, communication equipment and other equipment and facilities utilized by the Company, including security and environmental systems. Additionally, the plan includes analysis of other risks posed by this issue such as liquidity, cash requirements, credit risk, supplier risk, borrower readiness, etc.

The Company is utilizing both internal and external resources to test for year 2000 compliance. The external cost associated with Year 2000 issues is estimated to be between $50,000 and $100,000. Included in the estimated cost are such things as third party proxy testing and other testing of critical systems, customer awareness programs, any necessary new equipment or upgrades, and other contingencies that may arise. To date the Company has recorded external costs amounting to approximately $50,000. This total does not include internal costs relating to Year 2000 issues, which are not readily determinable.

The costs of the year 2000 project and the date on which the Company plans to complete any necessary modifications are based upon management's best estimates, which were derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

Third party service bureaus provide the majority of the material data processing of the Company that could be affected by this problem. During the first quarter of fiscal 1999, the Company converted its data processing to a service provider that has represented to the Company that it is year 2000 compliant. Planned testing has been completed for all critical systems. Additional testing will continue for the remainder of the year to ensure that any normal software changes installed after original testing was completed did not negatively impact the systems as they relate to the Year 2000 issue.

The Company has initiated an extensive education and investigation program with regard to the borrowers of the Company. This effort has been directed at determining the level of risk to the Company in the loan portfolio from the failure of borrowers that encounter business problems relating to year 2000 compliance. This process has included questionnaires and interviews with large borrowers to try to assess this risk. To date no additional loan loss provision has been deemed necessary. However, this is an ongoing process and will be evaluated at least quarterly for as long as necessary.

The Company has prepared a contingency plan of action to address any business interruption problem arising with regard to year 2000. This is a dynamic plan and will be updated as deemed appropriate by management. The plan includes operating in an off-line mode if our data processing supplier's systems unexpectedly fail. Additionally, the plan includes operating alternatives such as the use of paper based records and forms, alternative power sources and cellular phones should there be a failure of any critical services utilized by the Company such as electricity or telephone services.

The Company presently also believes that, based on current information, the year 2000 problem will not pose significant operational problems for the Company. However, the majority of any modifications, if required, are beyond the direct control of the Company because the Company's third party data processing vendor must make them. Therefore, if any required modifications are not completed in a timely manner, the year 2000 problem may have a material adverse impact on the operations of the Company.

FINANCIAL CONDITION:
-------------------

   The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 1999, to June 30, 1999.

   Total assets increased from $364.7 million at March 31, 1999 to $365.8 million at June 30, 1999 primarily as a result of an increase in the Company's loan portfolio, partially offset by a decline in investments and cash and due from banks.

   The Company's loan balance grew by $9.6 million or 3.4% as a result of loan originations amounting to $30.7 million, $21.5 million of which were in residential real estate loans. Loan amortization and pay-offs amounted to approximately $21.2 million. The Company's investment portfolio decreased by $7.5 million, primarily as a result of net pay-downs of mortgage-backed securities, maturities, calls, purchases and sales of investment securities and a decline in short term investments. Funds from the decline in the Company's investment portfolio were primarily used to fund the increase in the loan portfolio.

   Deposits increased during the three month period by $783,000 and accrued income taxes increased by $134,000.


NON-PERFORMING ASSETS:

   The Company had non-accruing loans totaling $416,000 at June 30, 1999, a decrease of $3,000 or 0.7% from $419,000 on
   March 31, 1999; Interest income not recognized on non-accruing loans amounted to approximately $10,000
   [PSF1] for the first three months of fiscal 2000.

   The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:


                                             June 30,     March 31,      June 30,
                                              1999         1999           1998
                                              ----         ----           ----
                                                   (Dollars in thousands)
Loans accounted for on a
  non-accrual basis, (non-accruing loans)   $ 416        $ 419          $  230
Impaired loans, accruing                        0            0           1,301
Non-accruing loans as a percentage of
  total loans                                0.14%        0.15%          0.08%
Non-accruing loans as a percentage of
  total assets                               0.11%        0.11%          0.06%


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999, AND
---------------------   1998:

   Net income for the three months ended June 30, 1999, and 1998, amounted to $479,000 or $0.25 per diluted share and $671,000 or $0.34 per diluted share, respectively.

   Average earning assets decreased by $1.5 million while the rate earned on these assets also decreased 34 basis points to 6.87% during the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999. The average balance of interest-bearing liabilities decreased $10.8 million while the rates paid on these liabilities decreased by 55 basis points during the quarter ended June 30, 1999 when compared
   to the same period one year ago.   Together these develop-
   ments resulted in a $336,000 decrease in interest and dividend income and a corresponding decrease of $564,000 in interest expense. The combination resulted in a $228,000 increase in net interest and dividend income from the fiscal 1999 quarter to the fiscal 2000 quarter.

   Interest income from the Company's loan portfolio decreased $241,000 in the first quarter of fiscal 2000. This decrease was primarily the result of a $1.2 million decrease in the average loan balance and by a 31 basis point decrease in average rates earned on these loans.

   Income from the Company's investment portfolio (which includes short term investments, investment securities, mortgage backed securities and The Co-operative Central Bank Reserve Fund) decreased by $95,000 during the first quarter of fiscal 2000 when compared to the same fiscal 1999 period. The yield on these assets decreased by 44 basis points while the average balance decreased by $369,000 during the fiscal 2000 quarter.

   The Company's cost of deposits decreased by $513,000 during the first quarter of fiscal 2000 when compared to the same fiscal 1999 quarter. The rate paid on deposits decreased 65 basis points from 4.10 % during the quarter ended June 30, 1998 to 3.45% during the quarter ended June 30, 1999. The average balance of these deposits decreased $7.4 million to $269.6 million during the first quarter of fiscal 2000 from $277.0 million during the fiscal 1999 first quarter.

   The average balance of borrowed funds decreased by $3.4 million to $57.0 million in the fiscal 2000 first quarter compared to $60.4 million in the same fiscal 1999 quarter. The rate paid on borrowings decreased by 3 basis points in the fiscal 2000 quarter to 5.40% from 5.43% in the fiscal 1999 quarter. The combined effect of these changes resulted in a decrease of $51,000 in interest expense on borrowings to $770,000 in the first quarter of fiscal 2000 compared to $821,000 in fiscal 1999's first quarter.

   The provision for loan losses is made to maintain the allowance for loan losses at a level which management consi-ders adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the first quarter of fiscal 2000 or fiscal 1999.

   Non-interest income decreased by approximately $53,000 to $278,000 in the first quarter of fiscal 2000 from $331,000 in the first fiscal 1999 quarter. The Company recorded $118,000 and $163,000 in net gains from sales of investment securities during the first quarter of fiscal 2000 and fiscal 1999,
   respectively.   This $45,000 decrease in net gains from the
   sale of investment securities is the primary reason for the decrease in non-interest income between the two quarters.

   Operating expenses increased $122,000 in the first quarter of fiscal 2000 compared to the same quarter of fiscal 1999. This increase is primarily attributable to increases in salaries and employee benefits of $101,000 and professional fees of $42,000.

   The provision for Federal and state income taxes amounted to $462,000 and $451,000 during the first quarter of fiscal 2000 and fiscal 1999, respectively. The increased expense relates primarily to the increased level of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

   The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow up to 30% of its total assets. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 10.64% on June 30, 1999, which exceeded regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENT:
----------------------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. If certain conditions are met, a derivative may be specifically desig-nated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

   The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS 137 which delays the effective date of SFAS 133 so that it is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material effect on its consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company has experienced no material changes in market risk since March 31, 1999.

FORWARD-LOOKING STATEMENTS
--------------------------

   This report includes forward-looking statements that involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include the economic environment, competition, products and pricing in geographic and business areas in which the Company operates, prevailing interest rates, changes in government regulations and policies affecting financial services companies, and credit quality and credit risk management. Central Bancorp, Inc. undertakes no obligation to release revisions to these forward-looking statements or reflect events or circumstances after the date of this report.

                   PART II. OTHER INFORMATION



     Item 1.   Legal Proceedings
                    None

     Item 2.   Changes in Securities and Use of Proceeds
                    Not Applicable

     Item 3.   Defaults upon Senior Securities
                    Not Applicable

     Item 4.   Submission of Matters to a Vote of Security
               Holders
                  At the Annual Meeting of Stockholders of
                  Central Bancorp, Inc. held on July 29, 1999, stockholders voted affirmatively on the following proposals:
                  1.  To elect three directors to serve until
                      the 2002 Annual Meeting of Stockholders.

                                                   VOTE   VOTE
                     ELECTED AT MEETING    TERM    FOR  WITHHELD
                     -------------------------------------------

                     Marat E. Santini     3 Years   88%    12%
                     John F. Gilgun, Jr.  3 Years   88%    12%
                     John G. Quinn        3 Years   88%    12%

                  2.  To Approve the Central Bancorp, Inc. 1999
                      Stock Option and Incentive Plan.


     VOTE:  FOR  1,439,028  - 77.1%   AGAINST:  398,702 -21.4%
     ABSTAIN:  29,127 - 1.5%

     Item 5.      Other Information
                    None

     Item 6.      Exhibits and Reports on Form 8-K
                    (a)  Exhibits
                         Exhibit 27, FDS, Financial Data
                         Schedule

                    (b) Reports on Form 8-K
                        On April 8, 1999, the Registrant filed a
                        Current Report on Form 8-K announcing
                        the establishment of a stock repurchase
                        program to repurchase up to 98,500
                        shares, or up to 5% of the registrant's
                        outstanding shares of common Stock, over a six-month period.

                CENTRAL BANCORP, INC. AND SUBSIDIARY

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

               CENTRAL BANCORP, INC. AND SUBSIDIARY
               ------------------------------------


 8/13/99                  /s/ John D. Doherty
----------                -------------------------------------
   Date                   John D. Doherty
                          President and Chief Executive Officer





 8/13/99                   /s/ Paul S. Feeley
----------                 -------------------------------------
   Date                    Paul S. Feeley
                           Senior Vice President and Treasurer