Form 10-Q
period 1999-09-30
CENTRAL BANCORP INC /MA/
filed 1999-11-15
CIK 1076394

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
SEPTEMBER 30, 1999
-------------------

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


                Yes     X               No
                     -------                -------



          Class                 Outstanding at November 12, 1999
-----------------------------   --------------------------------
Common Stock, $1.00 par value               1,871,650

                 CENTRAL BANCORP, INC. AND SUBSIDIARIES

                           TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

  Item 1. Financial Statements

          Consolidated Statements of financial condition at March 31, 1999 and September 30, 1999 (unaudited)

          Consolidated Statements of Income for the three and six month periods ended September 30, 1999 and 1998
          (unaudited)

          Consolidated Statements of Cash Flow for the three and six month periods ended September 30, 1999 and 1998 (unaudited)

          Consolidated Statements of Changes in Stockholders'
          Equity for the three and six month periods ended
          September 30, 1999 and 1998 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          For the three and six month periods ended September
          30, 1999 and 1998

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

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security
          Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements

             CENTRAL BANCORP, INC. AND SUBSIDIARY
        Consolidated Statements of Financial Condition

                                                   September 30,  March 31,
(Dollars in Thousands)                                1999           1999
----------------------------------------------------------------------------
                                                    (Unaudited)
ASSETS
Cash and due from banks                             $    5,111      $    4,964
                                                    ----------      ----------

Short-term investments                                   5,642          16,939
Investments available for sale:
  Investment securities                                 28,582          21,943
  Mortgage-backed securities                            23,494          29,999
Stock in Federal Home Loan Bank of Boston,
  at cost                                                3,664           3,350

The Co-operative Central Bank Reserve Fund               1,576           1,576
                                                    ----------      ----------
    Total investments                                   62,958          73,807
                                                    ----------      ----------
Loans:
  Mortgage loans                                       291,254         274,146
  Other loans                                            6,992           6,200
                                                    ----------      ----------
                                                       298,246         280,346
  Less allowance for loan losses                        (2,950)         (2,913)
                                                    ----------      ----------
    Net loans                                          295,296         277,433
                                                    ----------      ----------
Accrued interest receivable                              1,898           1,614
Office properties and equipment, net                     2,344           2,550
Deferred tax asset, net                                  1,180             744
Goodwill, net                                            2,952           3,096
Other assets                                               231             488
                                                    ----------      ----------
    Total assets                                    $  371,970      $  364,696
                                                    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                          $  256,347      $  266,463
  Advances from Federal Home Loan Bank of Boston        74,435          57,000

  Advance payments by borrowers for taxes and
    insurance                                            1,130           1,389
  Accrued interest payable                                 340             291
  Accrued income taxes                                     446              --
  Accrued expenses and other liabilities                 1,078             811
                                                    ----------      ----------
    Total liabilities                                  333,776         325,954
                                                    ----------      ----------
Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par
  value; authorized 5,000,000 shares;
  none issued or outstanding                                --              --
Common stock $1.00 par value;
  authorized 15,000,000 shares;
  issued 1,967,000 shares(outstanding
  1,914,500 at September 30, 1999 and
  1,967,000 shares at March 31, 1999)                    1,967           1,967
  Additional paid-in capital                            11,171          11,171
  Retained income                                       27,092          25,894
  Treasury stock (52,500 shares and 0 shares
    at September 30, 1999, and March 31,
    1999, respectively), at cost                        (1,094)             --
  Accumulated other comprehensive income
    (loss) (note 4)                                       (391)            327
  Unearned compensation - ESOP                            (551)           (617)
                                                    ----------      ----------
    Total stockholders' equity                          38,194          38,742
                                                    ----------      ----------
    Total liabilities and stockholders' equity      $  371,970      $  364,696
                                                    ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

             CENTRAL BANCORP, INC. AND SUBSIDIARY
              Consolidated Statements of Income
             (In Thousands Except Per Share Data)
                         (Unaudited)

                                    Three  Months  Ended     Six  Months  Ended
                                       September 30,            September 30,
                                      1999        1998         1999       1998
                                    --------------------     -------------------
Interest and dividend income:

  Mortgage loans                    $5,268       $5,476       $10,343    $10,825
  Other loans                          147           97           284        201
  Short-term investments                48          102           255        182
  Investment securities                472          389           857        787
  Mortgage-backed securities           352          558           752      1,168
  The Co-operative Central Bank
    Reserve Fund                        27           27            50         49
                                    ------       ------       -------    -------
    Total interest and dividend
       income                        6,314        6,649        12,541     13,212
                                    ------       ------       -------    -------
Interest expense:
  Deposits                           2,161        2,816         4,488      5,656
Advances from Federal Home
  Loan Bank of Boston                  877          872         1,647      1,693
                                    ------       ------       -------    -------
    Total interest expense           3,038        3,688         6,135      7,349
                                    ------       ------       -------    -------
    Net interest and dividend
      income                         3,276        2,961         6,406      5,863
Provision for loan losses               --           --            --         --
                                    ------       ------       -------    -------
    Net interest and dividend
      income after provision
      for loan losses                3,276        2,961         6,406      5,863
                                    ------       ------       -------    -------
Non-interest income:
  Deposit service charges               99          106           207        213
  Net gains from sales of
    investment securities              494           21           612        184
  Other income                          67           61           119        122
                                    ------       ------       -------    -------
    Total non-interest income          660          188           938        519
                                    ------       ------       -------    -------
Operating expenses:
  Salaries and employee benefits     1,216        1,081         2,407      2,171
  Occupancy and equipment              293          340           589        637
  Data processing service fees         144          143           281        271
  Professional fees                    198          191           412        363
  Goodwill amortization                 72           72           144        144
  Other expense                        345          383           668        735
                                    ------       ------       -------    -------
    Total operating expenses         2,268        2,210         4,501      4,321
                                    ------       ------       -------    -------
    Income before income taxes       1,668          939         2,843      2,061
Income tax expense                     636          375         1,098        826
                                    ------       ------       -------    -------
    Net Income before cumulative
      effect of change in
      accounting principle           1,032          564         1,745      1,235
Cumulative effect of change in
  accounting principle                  --           --          (234)        --
                                    ------       ------       -------    -------
      Net income                    $1,032       $  564       $ 1,511    $ 1,235
                                    ======       ======       =======    =======

Earnings per common share before
  cumulative effect of change
  in accounting principle           $ 0.54       $ 0.29       $  0.91    $  0.64
                                    ======       ======       =======    =======

Earnings per common share before
  cumulative effect of change
  in accounting principle,
  diluted                           $ 0.54       $ 0.29       $  0.91    $  0.63
                                    ======       ======       =======    =======
Earnings per common share after
  cumulative effect of change
  in accounting principle           $ 0.54       $ 0.29       $  0.79    $  0.64
                                    ======       ======       =======    =======

Earnings per common share after
  cumulative effect of change
  in accounting principle,
  diluted                           $ 0.54       $ 0.29       $  0.78    $  0.63
                                    ======       ======       =======    =======

Weighted average common shares
  outstanding                        1,907        1,937         1,920      1,937

Weighted average common shares
  outstanding, diluted               1,914        1,945         1,926      1,950

See accompanying notes to unaudited consolidated financial statements.

                 CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows
                          (Unaudited)


                                                               Six Months Ended
                                                                September 30,
                (In Thousands)                                1999        1998
------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                 $   1,511   $  1,235
   Adjustments to reconcile net income to net cash
    provided by operating activities
     Depreciation and amortization                                  238        284
     Amortization of premiums, fees and discounts                    65        110
     Amortization of goodwill                                       144        144

     Net gains from sales of investment securities                 (612)      (184)
Decrease(increase) in accrued interest receivable                  (284)       (99)
(Increase) in deferred tax asset                                   (436)         0
Decrease in other assets                                            257         14
Increase(decrease) in advance payments by borrowers for
  taxes and insurance                                              (259)       253
Increase(decrease) in accrued interest payable                       49       (183)
Increase (decrease) in accrued income taxes                         446       (902)
Increase in accrued expenses and other liabilities                  267        137
                                                               --------   --------
        Net cash provided by operating activities                 1,386        809
                                                               --------   --------
Cash flows from investing activities:
    Principal collected on loans                                 41,716     56,868

   Loan originations                                            (59,579)   (70,724)
   Principal payments on mortgage-backed securities
     available for sale                                           6,315      8,288
   Purchase of investment securities available for sale         (13,022)      (572)
   Maturities of investment securities available for sale         2,000      6,100
   Proceeds from sales of investment securities
     available for sale                                           4,402        470
   Maturities of investment securities held to maturity               0      2,000
   Net (increase) decrease in short-term investments             11,297     (5,256)
   Purchase of Stock in Federal Home Loan Bank of Boston           (314)      (150)
   Purchase of office properties and equipment                      (32)      (456)
                                                               --------   --------
      Net cash used by investing activities                      (7,217)    (3,432)
                                                               --------   --------

Cash flows from financing activities:

   Net (decrease)increase in deposits                           (10,116)       661
   Proceeds from advances from FHLB of Boston                    29,435     38,000
   Payments on advances from FHLB of Boston                     (12,000)   (37,000)
   Purchase of Treasury stock                                    (1,094)         0
   Payments of dividends on common stock                           (313)      (314)
   Amortization of unearned compensation - ESOP                      66          6
                                                               --------   --------
        Net cash provided by financing activities                 5,978      1,353
                                                               --------   --------
   Net (decrease)increase in cash and due from banks                147     (1,270)
   Cash and due from banks at beginning of period                 4,964      5,718
                                                               --------   --------
   Cash and due from banks at end of period                    $  5,111   $  4,448
                                                               ========   ========

   Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                             $  6,086   $  7,532
          Income taxes                                              652      1,728

   Schedule of noncash investing activities:
       Transfer of mortgage loans to real estate
          acquired by foreclosure                                     0          0

See accompanying notes to unaudited consolidated financial statements.

          CENTRAL BANCORP, INC. AND SUBSIDIARIES
  Consolidated Statements of Changes in Stockholders' Equity
                       (Unaudited)

                                                                     Additional                   Other
                                                            Common    Paid-in     Retained    Comprehensive
      (In Thousands)                                        Stock     Capital      Income         Income
------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 1998
-------------------------------------
  Balance at March 31, 1998                                   $1,965     $11,159    $23,841         $   544
                                                              ------     -------    --------        --------
  Net income                                                      --          --      1,235              --

  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --            (181)
                                                              ------     -------    --------        -------
         Comprehensive income (loss)                              --          --      1,235            (181)
                                                              ------     -------    --------        -------

  Dividends Paid                                                  --          --       (314)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    --------        -------
  Balance at September 30, 1998                               $1,965     $11,159    $24,762         $   363
                                                              ======     =======    =======         =======


Six Months Ended September 30, 1999
-----------------------------------
  Balance at March 31, 1999                                   $1,967     $11,171    $25,894         $   327
                                                              ------     -------    --------        -------
    Net Income                                                    --          --      1,511              --
    Other Comprehensive Income (loss), net of tax
       Unrealized (losses) on securities,
         net of reclassification adjustment (note 4)              --          --         --            (718)
                                                              ------     -------   --------         -------
          Comprehensive income (loss)                             --          --      1,511            (718)
                                                              ------     -------   --------         -------
    Purchase of treasury stock                                    --          --         --              --

    Dividends Paid                                                --          --       (313)             --
    Amortization of unearned compensation - ESOP                  --          --         --              --
                                                              ------     -------   --------         -------
  Balance at September 30, 1999                               $1,967     $11,171   $ 27,092         $  (391)
                                                              ======     =======   ========         =======
                                                                            Unearned         Total
                                                            Treasury      Compensation    Stockholders'
      (In Thousands)                                         Stock            ESOP           Equity
------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 1998
-----------------------------------

Balance at March 31, 1998                                    $  --         $  (723)        $ 36,786
                                                             -----         -------         --------
Net Income                                                      --              --            1,235
Other Comprehensive Income (loss), net of tax
  Unrealized (losses) on securities,
    net of reclassification adjustment (note 4)                 --              --             (181)
                                                             -----         -------         --------
       Comprehensive income (loss)                              --              --            1,054
                                                             -----         -------         --------

Dividends paid                                                  --              --             (314)
Amortization of unearned compensation - ESOP                    --               6                6
                                                             -----         -------         --------
Balance at September 30, 1998                                $  --         $  (717)        $ 37,532
                                                             =====         =======         ========

Six Months Ended September 30, 1999
-----------------------------------
Balance at March 31, 1999                                    $  --         $  (617)       $  38,742
                                                             -------       -------         --------

  Net income                                                    --              --            1,511
Other Comprehensive Income (loss), net of tax
  Unrealized (losses) on securities,
    net of reclassification adjustment (note 4)                 --              --             (718)
                                                             -------       -------         --------
        Comprehensive income (loss)                             --              --              793
                                                             -------       -------         --------
  Purchase of treasury stock                                  (1,094)           --           (1,094)

  Dividends Paid                                                --              --             (313)
  Amortization of unearned compensation - ESOP                  --              66               66
                                                             -------       -------         --------
Balance at September 30, 1999                                $(1,094)      $  (551)        $ 38,194
                                                             =======       =======         ========

         CENTRAL BANCORP, INC. AND SUBSIDIARY

      Notes to Consolidated Financial Statements


(1) BASIS OF PRESENTATION

     The consolidated financial statements of the Company for September 30, 1999 and the Bank for September 30, 1998 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 1999, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

     Commitments at September 30, 1999 follow:

     Unused lines of credit...................... $    9,522,000
     Unadvanced portions of construction loans...      3,696,000
     Unadvanced portions of commercial loans.....     10,939,000
     Commitments to originate residential
        mortgage loans:
               Fixed rate........................        619,000
               Adjustable rate...................      2,140,000

                CENTRAL BANCORP, INC. AND SUBSIDIARY

(3) INCOME TAXES

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

    The Company's other comprehensive income (loss) and related tax effect is as follows:


                                                    For the Six Months Ended
            (In Thousands)                             September 30, 1999
----------------------------------------------------------------------------------
                                                  Before-     Tax
                                                    Tax     (Benefit)   After-Tax
                                                  Amount     Expense     Amount
                                                  ------    ---------   ---------
Unrealized gains (losses) on securities
  Unrealized holding gains arising during
    period                                        $ (542)    $(200)      $ (342)


  Less:  reclassification adjustment for
    gains realized in net income                     612       236          376
                                                 ------------------------------
  Other comprehensive income (loss)              $(1,154)    $(436)      $ (718)
                                                 ==============================
                                                   For the Six Months Ended
            (In Thousands)                             September 30, 1998
----------------------------------------------------------------------------------
                                                  Before-       Tax
                                                    Tax      (Benefit)  After-Tax
                                                  Amount      Expense    Amount
                                                  ------    ---------   ---------
Unrealized gains (losses) on securities
  Unrealized holding gains arising during
    period                                        $ (108)     $ (41)     $ (67)

  Less:  reclassification adjustment for
    gains realized in net income                     184         70        114
                                                 ------------------------------
  Other comprehensive loss                        $ (292)     $(111)     $(181)
                                                 ==============================

              CENTRAL BANCORP, INC. AND SUBSIDIARY

            Management's Discussion and Analysis of
          Financial Condition and Results of Operations

GENERAL:
-------

On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank when the Bank completed its holding company reorganization. Because substantially all of the business of the Registrant is the business of the Bank, the discussion below focuses on the business of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Holding Company" included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999.

Net income amounted to $1,032,000, or $0.54 per diluted share for the three months ended September 30, 1999 as compared to net income of $564,000, or $0.29 per diluted share in the corresponding quarter ended September 30, 1998.

Net income for the current quarter was higher than net income for the same period in 1998 primarily due to an increase in net interest income of $315,000 and an increase of $473,000 in net gains from sales of investment securities offset by an increase of $261,000 in income tax expense.

YEAR 2000 READINESS DISCLOSURE:
------------------------------

The statements in this section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following "Year 2000" discussion contains forward looking statements which represent the Company's beliefs or expectations regarding future events. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, and the actions of governmental agencies or other third parties with respect to Year 2000 problems. This disclosure should be read in conjunction with the Year 2000 Readiness Disclosure contained in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999.

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

The Company has prepared a contingency plan of action to address any business interruption problems arising with regard to Year 2000. This is a dynamic plan and will be updated as deemed appropriate by management. The plan includes operating in an off-line mode if our data processing supplier's systems unexpectedly fail. Additionally, the plan includes operating alternatives such as the use of paper based records and forms, alternative power sources and cellular phones should there be a failure of any critical services utilized by the Company such as electricity or telephone services.

The Company presently believes that, based on current information, the Year 2000 problem will not pose significant operational problems for the Company. However, the majority of any further modifications, if required, are beyond the direct control of the Company because the Company's third party data processing vendor must make them. Therefore, if any further modifications are not completed in a timely manner, the Year 2000 problem may have a material adverse impact on the operations of the Company.



FINANCIAL CONDITION:
-------------------

The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 1999, to September 30, 1999.

Total assets increased from $364.7 million at March 31, 1999 to $372.0 million at September 30, 1999 primarily as a result of an increase in the Company's loan portfolio, offset by a decrease in investments.

The Company's loan balance grew by $17.9 million or 6.4% as a result of loan originations amounting to $59.6 million, $42.4 million of which were in residential real estate loans. Loan amortization and pay-offs amounted to approximately $41.7 million. The Company's investment portfolio decreased by $10.8 million, primarily as a result of net pay-downs of mortgage-backed securities, maturities, calls, purchases and sales of investment securities and a decline in short term investments. Funds from the decline in the Company's investment portfolio were primarily used to fund the increase in the loan portfolio.

Deposits decreased during the six month period by $10.1 million. Because of the competitive deposit rate environment in the Bank's primary market area, the Bank chose to allow some volatile, interest rate sensitive deposits to run off and to utilize favorably priced FHLB advances to offset this deposit loss and to fund the loan growth. Advances from the Federal Home Loan Bank of Boston increased from $57.0 million to $74.4 million.

As previously announced, the Company has extended for six months, the stock repurchase program it adopted in April 1999, whereby it intends to acquire up to 98,350 shares of the Company's common stock, which represented approximately 5% of the outstanding shares of common stock at the time of the adoption of the program. Through September 30, 1999, the Company had repurchased 52,500 shares of Common Stock.


NON-PERFORMING ASSETS:
---------------------

The Company had non-accruing loans totaling $38,000 at September 30, 1999, a decrease of $381,000 or 90.9% from $419,000 on March 31, 1999. Interest income not recognized on non-accruing loans amounted to approximately $1,000 for the first six months of fiscal 2000.

The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:



                                             Sept.30,     March 31,      Sept.30,
                                              1999         1999           1998
                                              ----         ----           ----
                                                   (Dollars in thousands)
Loans accounted for on a
  non-accrual basis, (non-accruing loans)   $  38        $ 419          $  204
Impaired loans, accruing                        0            0           1,296
Non-accruing loans as a percentage of
  total loans                                0.01%        0.15%          0.07%
Non-accruing loans as a percentage of
  total assets                               0.01%        0.11%          0.05%


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999,
AND 1998:

Net income for the three months ended September 30, 1999, and 1998, amounted to $1,032,000 or $0.54 per diluted share and $564,000 or $0.29 per diluted share, respectively.

Average earning assets decreased by $9.4 million while the rate earned on these assets decreased 13 basis points to 7.07% during the second quarter of fiscal 2000 when compared to the second quarter of fiscal 1999. The average balance of interest-bearing liabilities decreased $12.7 million while the rates paid on these liabilities decreased by 65 basis points during the quarter ended September 30, 1999 when compared to
the same period one year ago.   Together these developments
resulted in a $335,000 decrease in interest and dividend income and a corresponding decrease of $650,000 in interest expense. The combination resulted in a $315,000 increase in net interest and dividend income from the fiscal 1999 quarter to the fiscal 2000 quarter.

Interest income from the Company's loan portfolio decreased $158,000 in the second quarter of fiscal 2000. This decrease was primarily the result of a $4.5 million increase in the average loan balance offset by a 33 basis point decrease in average rates earned on these loans.

Income from the Company's investment portfolio (which includes short term investments, investment securities, mortgage backed securities and The Co-operative Central Bank Reserve Fund) decreased by $177,000 during the second quarter of fiscal 2000 when compared to the same fiscal 1999 period. The yield on these assets increased by 10 basis points while the average balance decreased by $13.9 million during the fiscal 2000 quarter.

The Company's cost of deposits decreased by $655,000 during the second quarter of fiscal 2000 when compared to the same fiscal 1999 quarter. The rate paid on deposits decreased 46 basis points from 4.03% during the quarter ended September 30, 1998 to 3.57% during the quarter ended September 30, 1999. The average balance of these deposits decreased $21.0 million to $241.8 million during the second quarter of fiscal 2000 from $262.8 million during the fiscal 1999 second quarter.

The average balance of borrowed funds increased by $8.3 million to $70.8 million in the fiscal 2000 second quarter compared to $62.5 million in the same fiscal 1999 quarter. The rate paid on borrowings decreased by 50 basis points in the fiscal 2000 quarter to 4.95% from 5.45% in the fiscal 1999 quarter. The combined effect of these changes resulted in an increase of $5,000 in interest expense on borrowings to $877,000 in the second quarter of fiscal 2000 compared to $872,000 in fiscal 1999's second quarter.

The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the second quarter of fiscal 2000 or fiscal 1999.

Non-interest income increased by $472,000 to $660,000 in the second quarter of fiscal 2000 from $188,000 in the second fiscal 1999 quarter. The Company recorded $494,000 and $21,000 in net gains from sales of investment securities during the second quarter of fiscal 2000 and fiscal 1999, respectively. This $473,000 increase in net gains from the sale of investment securities is the primary reason for the increase in non-interest income between the two quarters.

Operating expenses increased $58,000 in the second quarter of fiscal 2000 compared to the same quarter of fiscal 1999. This increase is primarily attributable to increases in salaries and employee benefits of $135,000 offset by decreases of $47,000 in occupancy and equipment and $38,000 in other expense.

The provision for Federal and state income taxes amounted to $636,000 and $375,000 during the second quarter of fiscal 2000 and fiscal 1999, respectively. The increased expense relates primarily to the increased level of pre-tax income. During the second quarter of fiscal 2000, the Bank implemented a tax saving strategy that reduced the effective tax rate from 39.9% for the three month period ended September 30, 1998 to 38.1% for the three month period ended September 30, 1999.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 1999, AND
1998:

Net income for the six months ended September 30, 1999, and 1998, amounted to $1,511,000 or $0.78 per diluted share and $1,235,000 or $0.63 per diluted share, respectively. Net income for the six month period ended September 30, 1999, included a one-time charge of $234,000, net of taxes, for costs associated with the establishment on January 8, 1999, of Central Bancorp, Inc., as the holding company for Central Bank. This charge, which was previously reported, represented the balance of unamortized organization costs outstanding as of April 1, 1999, that were required to be written off in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, Reporting of the Costs of Start-up Activities. Net income before the cumulative effect of this change in accounting principle for the six months ended September 30, 1999, was $1,745,000, or $0.91 per diluted share.

The average balance of earning assets decreased by $12.5 million during the first six months of fiscal 2000 while the rate earned on these assets decreased 23 basis points when compared to the first six months of fiscal 1999. Average interest-bearing liabilities decreased $18.4 million while the rates paid on these liabilities decreased by 51 basis points during the first six months of fiscal 2000 when compared to the same period one year ago. The combination of these developments resulted in a $671,000 decrease in interest and dividend income and a decrease of $1.2 million in interest expense which caused net interest and dividend income to increase by $543,000 in the first six months of fiscal 2000 from the same fiscal 1999 six month period.

Total interest and dividend income in the six months ended September 30, 1999 amounted to $12.5 million compared to $13.2 million in the first six months of fiscal 1999. The decrease resulted from a decrease in the average balance of interest earning assets from $366.7 million in the first six months of fiscal 1999 to $359.6 million in the first six months of fiscal 2000. The yield on interest earning assets decreased by 23 basis points to 6.98% in the first six months of fiscal 2000 from 7.21% in the comparable fiscal 1999 period.

The decrease of $399,000 in interest income from the Bank's loan portfolio during the first six months of fiscal 2000 was primarily the result of a reduction of 28 basis points in the average rates earned on these loans from 7.67% during the first six months of fiscal 1999 to 7.39% during the current six month period offset by an increase in the average loan balance of $445,000 from the first six months of fiscal 1999 to the first six months of fiscal 2000.

Interest and dividend income from the Bank's investment portfolio decreased by $272,000 during the first six months of fiscal 2000 when compared to the same fiscal 1999 period. The decrease in income was a result of the average balance decreasing by $7.5 million and a 36 basis points yield decrease during the first six months of fiscal 2000 as compared to the same fiscal 1999 period.

Total interest expense decreased by $1.2 million during the first six months of fiscal 2000 when compared to the same fiscal 1999 period. Interest expense on deposits decreased by $1.2 million during the six months ended September 30, 1999 when compared to fiscal 1999's first six months. The rate paid on deposits decreased 56 basis points from 4.07% to 3.51% while the average balance of these deposits also decreased by $21.6 million to $255.7 million from $277.3 million during the first six months of fiscal 2000 when compared to the first six months of fiscal 1999.

The average balance of borrowed funds increased by $3.1 million to $63.9 million in the fiscal 2000 first six months compared to $60.8 million in the same fiscal 1999 six months. The rate paid on borrowings decreased by 32 basis points in the fiscal 2000 six months to 5.15% from 5.47% in fiscal 1999. The combined effect of these changes resulted in interest expense on borrowings decreasing $46,000 to $1.6 million in the first six months of fiscal 2000 compared to $1.7 million during the six months ended September 30, 1998.

The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the second quarter of fiscal 2000 or fiscal 1999.

Non-interest income increased by $419,000 to $938,000 in the first six months of fiscal 2000 from $519,000 in the same period of fiscal 1999. The Company recorded $612,000 and $184,000 in net gains from sales of investment securities during the first six months of fiscal 2000 and fiscal 1999, respectively. This $428,000 increase in net gains from the sale of investment securities is the primary reason for the increase in non-interest income between the two periods.

Operating expenses increased $180,000 during the first six months of fiscal 2000 compared to the same period of fiscal 1999. This increase is primarily attributable to increases in salaries and employee benefits of $236,000 and in professional fees of $ 49,000 offset by decreases of $48,000 in occupancy and equipment and $67,000 in other expense.

The provision for Federal and state income taxes amounted to $1,098,000 and $826,000 during the first six months of fiscal 2000 and fiscal 1999, respectively. The increased expense relates primarily to the increased level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow up to 30% of its total assets. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 10.27% on September 30, 1999, which exceeded regulatory requirements.

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

              Part II. Other Information



   Item 1.   Legal Proceedings
                 None

   Item 2.   Changes in Securities and Use of Proceeds
                 Not Applicable

   Item 3.   Defaults upon Senior Securities
                 Not Applicable

   Item 4.   Submission of Matters to a Vote of Security
             Holders
                 None

   Item 5.   Other Information
                 None

   Item 6.   Exhibits and Reports on Form 8-K
               (a)  Exhibits
                    Exhibit 27, FDS, Financial Data Schedule

               (b)  Reports on Form 8-K
                    During the quarter ended September 30,
                    1999, the Registrant did not file a
                    Current Report on Form 8-K.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                CENTRAL BANCORP, INC. AND SUBSIDIARY

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

               CENTRAL BANCORP, INC. AND SUBSIDIARY
               ------------------------------------


11/12/99                  /s/ John D. Doherty
----------                -------------------------------------
   Date                   John D. Doherty
                          President and Chief Executive Officer





11/12/99                   /s/ Paul S. Feeley
----------                 -------------------------------------
   Date                    Paul S. Feeley
                           Senior Vice President, Treasurer
                           and Chief Financial Officer