Form 10-Q
period 1999-12-31
CENTRAL BANCORP INC /MA/
filed 2000-02-14
CIK 1076394

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
DECEMBER 31, 1999
-----------------

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


                Yes     X               No
                     -------                -------



          Class                 Outstanding at February 11, 2000
-----------------------------   --------------------------------
Common Stock, $1.00 par value               1,856,350

                CENTRAL BANCORP, INC. AND SUBSIDIARY

                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition at
              March 31, 1999 and December 31, 1999 (unaudited)

              Consolidated Statements of Income for the three and nine month periods ended December 31, 1999 and 1998 (unaudited)

              Consolidated Statements of Cash Flow for the nine month periods ended December 31, 1999 and 1998
              (unaudited)

              Consolidated Statements of Changes in
              Stockholders' Equity for the nine month periods ended December 31, 1999 and 1998 (unaudited)

              Notes to Consolidated Financial Statements
              (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations for the three
              and nine month periods ended December 31, 1999 and
              1998

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

     Item 3.  Defaults upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security
              Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:

             CENTRAL BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Financial Condition

                                                   December 31,    March 31,
(Dollars in Thousands)                                1999           1999
----------------------------------------------------------------------------
ASSETS                                              (Unaudited)
Cash and due from banks                             $ 10,663         $  4,964
                                                    -------------------------
Short-term investments                                 4,019           16,939
Investments available for sale:
  Investment securities                               30,397           21,943
  Mortgage-backed securities                          23,375           29,999
Stock in Federal Home Loan Bank of Boston,
  at cost                                              5,305            3,350
The Co-operative Central Bank Reserve Fund             1,576            1,576
                                                    -------------------------
    Total investments                                 64,672           73,807
                                                    -------------------------
Loans:
  Mortgage loans                                     307,845          274,146
  Other loans                                          7,089            6,200
                                                    -------------------------
                                                     314,934          280,346
  Less allowance for loan losses                      (2,974)          (2,913)
                                                    -------------------------
    Net loans                                        311,960          277,433
                                                    -------------------------

Accrued interest receivable                            1,816            1,614
Office properties and equipment, net                   2,272            2,550
Deferred tax asset, net                                1,159              744
Goodwill, net                                          2,880            3,096
Other assets                                             146              488
                                                    -------------------------
    Total assets                                    $395,568         $364,696
                                                    =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                          $244,583         $266,463
  Advances from Federal Home Loan Bank of Boston     109,920           57,000
  Advance payments by borrowers for taxes and
    insurance                                          1,246            1,389
  Accrued interest payable                               503              291
  Accrued income taxes                                   244               --
  Accrued expenses and other liabilities                 947              811
                                                    -------------------------
    Total liabilities                                357,443          325,954
                                                    -------------------------
Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized
    5,000,000 shares; none issued or outstanding          --               --
  Common stock $1.00 par value; authorized
    15,000,000 shares; Issued 1,970,000 and
    1,967,000 shares (outstanding 1,871,650 and
    1,967,000) at December 31, 1999 and March 31,
    1999 respectively)                                 1,970            1,967
  Additional paid-in capital                          11,190           11,171
  Retained income                                     27,922           25,894
  Treasury stock (98,350 shares and 0 shares
    at December 31, 1999, and March 31, 1999,
    respectively), at cost                            (2,027)              --
  Accumulated other comprehensive income
    (loss) (note 4)                                     (411)             327
  Unearned compensation - ESOP                          (519)            (617)
                                                    -------------------------
    Total stockholders' equity                        38,125           38,742
                                                    -------------------------
    Total liabilities and stockholders' equity      $395,568         $364,696
                                                    =========================

See accompanying notes to unaudited consolidated financial statements.

            CENTRAL BANCORP, INC. AND SUBSIDIARY
             Consolidated Statements of Income
            (In Thousands, Except Per Share Data)
                       (Unaudited)

                                    Three  Months  Ended      Nine Months Ended
                                       December 31,              December 31,
                                      1999        1998         1999       1998
                                    --------------------     -------------------
Interest and dividend income:
  Mortgage loans                    $5,525        $5,329      $15,868     $16,154
  Other loans                          164           103          448         304
  Short-term investments                67           202          322         384
  Investment securities                648           466        1,505       1,253
  Mortgage-backed securities           354           497        1,106       1,665
  The Co-operative Central Bank
    Reserve Fund                        21            22           71          71
                                    --------------------      -------------------
    Total interest and dividend
      income                         6,779         6,619       19,320      19,831
                                    --------------------      -------------------
Interest expense:
  Deposits                           2,027         2,696        6,515       8,352
  Advances from Federal Home Loan
     Bank of Boston                  1,275           825        2,922       2,518
                                    --------------------      -------------------
    Total interest expense           3,302         3,521        9,437      10,870
                                    --------------------      -------------------

    Net interest and dividend
      income                         3,477         3,098        9,883       8,961
Provision for loan losses               --            --           --          --
                                    --------------------      -------------------
    Net interest and dividend
      income after provision
      for loan losses                3,477         3,098        9,883       8,961
                                    --------------------      -------------------
Non-interest income:
  Deposit service charges              113           118          320         331
  Net gains from sales of
    investment securities              231           177          843         361
  Other income                          50            63          169         185
                                    --------------------      -------------------
    Total non-interest income          394           358        1,332         877
                                    --------------------      -------------------
Operating expenses:
  Salaries and employee benefits     1,148         1,120        3,555       3,291
  Occupancy and equipment              276           390          865       1,027
  Data processing service fees         135           152          416         423
  Professional fees                    234           218          646         581
  Goodwill amortization                 72            72          216         216
  Other expense                        383           379        1,051       1,114
                                    --------------------      -------------------
    Total operating expenses         2,248         2,331        6,749       6,652
                                    --------------------      -------------------
    Income before income taxes       1,623         1,125        4,466       3,186
Income tax expense                     603           454        1,701       1,280
    Net Income before cumulative
     effect of change in
     Accounting principle            1,020           671        2,765       1,906
Cumulative effect of change in
  accounting principle                  --            --         (234)         --
                                    --------------------      -------------------
      Net income                    $1,020        $  671      $ 2,531     $ 1,906
                                    ====================      ===================

Earnings per common share before
  cumulative effect of change
  in accounting principle           $ 0.55        $ 0.35      $  1.45     $  0.98
                                    ====================      ===================

Earnings per common share before
  cumulative effect of change
  in accounting principle, diluted  $ 0.55        $ 0.35      $  1.45     $  0.98
                                    ====================      ===================

Earnings per common share after
  cumulative effect of change in
  accounting principle              $ 0.55        $ 0.35      $  1.33     $  0.98
                                    ====================      ===================

Earnings per common share after
  cumulative effect of change in
  accounting principle, diluted     $ 0.55        $ 0.35      $  1.33     $  0.98
                                    ====================      ===================

Weighted average common shares
  outstanding                        1,865         1,938        1,901       1,937

Weighted average common shares
  outstanding, diluted               1,868         1,942        1,906       1,947

See accompanying notes to unaudited consolidated financial statements.

            CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Cash Flows
                       (Unaudited)

                                                              Nine Months Ended
                                                                December 31,
                (In Thousands)                                1999        1998
------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                    $  2,531    $  1,906
   Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                  355         474
    Amortization of premiums, fees and discounts                    92         228
    Amortization of goodwill                                       216         216
    Net gains from sales of investment securities                 (843)       (361)
    Cumulative effect of change in accounting principle            234           0
(Increase) decrease in accrued interest receivable                (202)        322
Decrease (increase) in other assets                                342        (177)
(Decrease) increase in advance payments by borrowers for
  taxes and insurance                                             (143)        252
Increase (decrease) in accrued interest payable                    212        (200)
Increase(decrease) in accrued income taxes                         244        (677)
Increase in accrued expenses and other liabilities                 136         468
                                                              --------------------
     Net cash provided by operating activities                   3,174       2,451
                                                              --------------------
Cash flows from investing activities:

   Principal collected on loans                                 55,640      89,696
   Loan originations                                           (90,167)    (93,431)
   Principal payments on mortgage-backed securities
     available for sale                                          8,351      11,692
   Purchase of investment securities available for sale        (17,693)     (1,534)
   Maturities of investment securities available for sale        2,500      13,100
   Proceeds from sales of investment securities available
     for sale                                                    4,376       1,396
   Maturities of investment securities held to maturity              0       4,000
   Net decrease (increase) in short-term investments            12,920     (21,798)
   Purchase of Stock in Federal Home Loan Bank of Boston        (1,955)       (200)
   Purchase of office properties and equipment                     (77)       (500)
                                                              --------------------
      Net cash (used in) provided by investing activities      (26,105)      2,421
                                                              --------------------

Cash flows from financing activities:

   Net (decrease) in deposits                                  (21,880)     (3,948)
   Proceeds from advances from FHLB of Boston                  106,420      43,000
   Payments on advances from FHLB of Boston                    (53,500)    (45,000)
   Proceeds from exercise of stock options                          22          14
   Purchase of Treasury stock                                   (2,027)          0
   Payments of dividends on common stock                          (503)       (472)
   Amortization of unearned compensation - ESOP                     98          63
                                                              --------------------
      Net cash provided by (used in) financing activities       28,630      (6,343)
                                                              --------------------

   Net increase (decrease) in cash and due from banks            5,699      (1,471)
   Cash and due from banks at beginning of period                4,964       5,718
                                                              --------------------
   Cash and due from banks at end of period                   $ 10,663    $  4,247
                                                              ====================

   Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                              $  9,225    $ 11,069
        Income taxes                                             1,457       1,956

   Schedule of noncash investing activities:
      Transfer of mortgage loans to real estate
        acquired by foreclosure                                      0           0

See accompanying notes to unaudited consolidated financial statements.

          CENTRAL BANCORP, INC. AND SUBSIDIARIES
  Consolidated Statements of Changes in Stockholders' Equity
                       (Unaudited)

                                                                     Additional
                                                            Common    Paid-in     Retained         Treasury
      (In Thousands)                                        Stock     Capital      Income           Stock
------------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1998
-------------------------------------
  Balance at March 31, 1998                                   $1,965     $11,159    $23,841         $    --
                                                              ------     -------    -------         -------
  Net income                                                      --          --      1,906              --

  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --              --
                                                              ------     -------    -------         -------
         Comprehensive income (loss)                              --          --      1,906              --
                                                              ------     -------    -------         -------

  Proceeds from exercise of stock options                          2          12         --              --

  Dividends Paid                                                  --          --       (472)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    -------         -------
  Balance at December 31, 1998                                $1,967     $11,171    $25,275         $    --
                                                              ======     =======    =======         =======
Nine Months Ended December 31, 1999
-----------------------------------
  Balance at March 31, 1999                                   $1,967     $11,171    $25,894         $    --
                                                              ------     -------    --------        -------
    Net Income                                                    --          --      2,531              --
    Other Comprehensive Income (loss), net of tax
       Unrealized (losses) on securities,
         net of reclassification adjustment (note 4)              --          --         --              --
                                                              ------     -------   --------         -------
          Comprehensive income (loss)                             --          --      2,531              --
                                                              ------     -------   --------         -------
    Proceeds from exercise of stock options                        3          19         --              --

    Purchase of treasury stock                                    --          --         --          (2,027)

    Dividends Paid                                                --          --       (503)             --
    Amortization of unearned compensation - ESOP                  --          --         --              --
                                                              ------     -------   --------         -------
  Balance at September 30, 1999                               $1,970     $11,190   $ 27,922         $(2,027)
                                                              ======     =======   ========         =======
                                                           Accumulated
                                                              Other         Unearned         Total
                                                          Comprehensive   Compensation    Stockholders'
      (In Thousands)                                       Income (Loss)      ESOP           Equity
------------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1998
-------------------------------------
  Balance at March 31, 1998                                   $  544       $  (723)         $36,786
                                                              ------       -------          -------
  Net income                                                      --            --            1,906

  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)               (145)           --             (145)
                                                              ------       -------          -------
         Comprehensive income (loss)                            (145)           --            1,761
                                                              ------       -------          -------

  Proceeds from exercise of stock options                         --            --               14

  Dividends Paid                                                  --            --             (472)
  Amortization of unearned compensation - ESOP                    --            63               63
                                                              ------       -------          -------
  Balance at December 31, 1998                                $  399       $  (660)         $38,152
                                                              ======       =======          =======
Nine Months Ended December 31, 1999
-----------------------------------
  Balance at March 31, 1999                                   $  327       $  (617)         $38,742
                                                              ------       -------         --------
    Net Income                                                    --            --            2,531
    Other Comprehensive Income (loss), net of tax
       Unrealized (losses) on securities,
         net of reclassification adjustment (note 4)            (738)           --             (738)
                                                              ------       -------         --------
          Comprehensive income (loss)                           (738)           --            1,793
                                                              ------       -------         --------
    Proceeds from exercise of stock options                       --            --               22

    Purchase of treasury stock                                    --            --           (2,027)

    Dividends Paid                                                --            --             (503)
    Amortization of unearned compensation - ESOP                  --            98               98
                                                              ------       -------         --------
  Balance at September 30, 1999                               $ (411)      $  (519)        $ 38,125
                                                              ======       =======         ========

                CENTRAL BANCORP, INC. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1999
                            (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

    The consolidated financial statements of the Registrant for December 31, 1999 and 1998 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 1999, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

    Commitments at December 31, 1999 follow:

       Unused lines of credit................ $    9,893,000
       Unadvanced portions of construction
          loans..............................      3,545,000
       Unadvanced portions of commercial
          loans..............................     14,247,000

    Commitments to originate residential mortgage
      loans:
         Fixed rate............................      325,000
         Adjustable rate.......................    4,588,000

    Commitments to originate commercial loans..   13,552,000

        CENTRAL BANCORP, INC. AND SUBSIDIARY

                  DECEMBER 31, 1999
                     (UNAUDITED)

(3) INCOME TAXES
    ------------

    The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

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

    The Company's other comprehensive income (loss) and related tax effect is as follows:


                                                    For the Nine Months Ended
            (In Thousands)                             December 31, 1999
----------------------------------------------------------------------------------
                                                  Before-     Tax
                                                    Tax     (Benefit)   After-Tax
                                                  Amount     Expense     Amount
                                                  ------    ---------   ---------
Unrealized gains (losses) on securities
  Unrealized holding losses arising during
    period                                        $ (309)    $ (93)      $ (216)


  Less:  reclassification adjustment for
    gains realized in net income                     843       321          522
                                                 ------------------------------
  Other comprehensive loss                       $(1,152)    $(414)      $ (738)
                                                 ==============================
                                                   For the Nine Months Ended
                                                       December 31, 1998
                                                  --------------------------------
                                                  Before-       Tax
                                                    Tax      (Benefit)  After-Tax
                                                  Amount      Expense    Amount
                                                  ------    ---------   ---------
Unrealized gains (losses) on securities
  Unrealized holding gains arising during
    period                                        $  120      $  48      $  72

  Less:  reclassification adjustment for
    gains realized in net income                     361        144        217
                                                 ------------------------------
  Other comprehensive loss                        $ (241)     $ (96)     $(145)
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

 Net income amounted to $1,020,000, or $0.55 per diluted share for the three months ended December 31, 1999 as compared to net income of $671,000, or $0.35 per diluted share in the corresponding quarter ended December 31, 1998.

 Net income for the current quarter was higher than net income for the same period in 1998 primarily due to an increase in net interest income of $379,000, an increase of $54,000 in net gains from sales of investment securities and a decline in operating expenses of $83,000 offset by an increase of $149,000 in income tax expense.

YEAR 2000 COMPLIANCE ISSUES:
---------------------------

 The Year 2000 issue has posed business risks to most business organizations, including the Company. In response, the Company formed a Year 2000 committee, consisting of senior officers within the Company's operations, information systems, financial and management areas, to ensure that the Company attained Year 2000 compliance. All date sensitive systems were evaluated for Year 2000 compliance, with complete upgrading and testing of systems completed well in advance of the Year 2000 date change. The Company also developed contingency plans for its computer processes, including the use of alternative systems and the manual processing of certain critical operations. In addition, the Company had undertaken extensive efforts to ensure that significant vendor and customer relationships are Year 2000 compliant. The Company's business has continued as normal without adverse impact to the Company during the critical Year 2000 date change. In coming months, the Company will continue monitoring external entities to assure that they have not experienced any Year 2000 problems that could impact their relationship with the Company.

 The Company estimates that its total Year 2000 compliance costs have aggregated approximately $57,000.

FINANCIAL CONDITION:
-------------------

 The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 1999, to December 31, 1999.

 Total assets increased from $364.7 million at March 31, 1999 to $395.6 million at December 31, 1999 primarily as a result of an increase in borrowings which were invested in the Company's loan portfolio, offset by a decrease in investments.

 The Company's loan balance grew by $34.6 million or 12.3% as a result of loan originations amounting to $90.2 million, of which $64.2 were in residential real estate loans. Loan amortization and pay-offs amounted to $55.6 million. The Company's investment portfolio decreased by $9.1 million, primarily as a result of pay-downs of mortgage-backed securities and a decline in short term investments, offset by purchases of investment securities. Funds from the decline in the Company's investment portfolio were primarily used to fund the increase in the loan portfolio.

 Deposits decreased during the nine month period by $21.9 million. Because of the competitive deposit rate environment in the Bank's primary market area, the Bank chose to allow some volatile, interest rate sensitive deposits to run off and to utilize favorably priced FHLB advances to offset this deposit loss and to fund the loan growth. Advances from the Federal Home Loan Bank of Boston increased from $57.0 million to $109.9 million. Substantially all of these advances were used to fund new loan originations.

 As previously announced, the Company's Board of Directors in January 2000, approved a new stock repurchase program, authorizing the Company to repurchase up to 93,583 shares of the Company's common stock over the next twelve months. This represents about 5% of the Company's outstanding shares. Completion of the new program will depend on market conditions and there is no guaranty of the exact number of shares the Company will repurchase. The Company's first stock repurchase program, which was adopted in April 1999 to re-acquire up to 98,350 shares, was completed in November 1999 through the acquisition of 98,350 shares, which represented approximately 5% of the outstanding shares of common stock at the time of the adoption of the program.

NON-PERFORMING ASSETS:
---------------------

 The Company had non-accruing loans totaling $38 thousand at December 31, 1999, a decrease of $381 thousand or 90.9% from $419 thousand on March 31, 1999. Interest income not recognized on non-accruing loans amounted to approximately $2 thousand for the first nine months of fiscal 2000.

 The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:



                                              Dec.31,     March 31,      Dec. 31,
                                              1999         1999           1998
                                              ----         ----           ----
                                                   (Dollars in thousands)
Loans accounted for on a
  non-accrual basis, (non-accruing loans)   $  38        $ 419          $  110
Impaired loans, accruing                        0            0           1,291
Non-accruing loans as a percentage of
  total loans                                0.01%        0.15%          0.04%
Non-accruing loans as a percentage of
  total assets                               0.01%        0.11%          0.03%


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999,
---------------------   AND 1998:

 Net income for the three months ended December 31, 1999, and 1998, amounted to $1.0 million or $0.55 per diluted share and $671 thousand or $0.35 per diluted share, respectively.

 Average earning assets increased by $6.7 million while the rate earned on these assets increased 10 basis points to 7.30% during the third quarter of fiscal 2000 when compared to the third quarter of fiscal 1999. The average balance of interest-bearing liabilities increased $7.4 million while the rates paid on these liabilities decreased by 35 basis points during the quarter ended December 31, 1999 when compared to the same period one year ago. Together these developments resulted in a $160 thousand increase in interest and dividend income and a decrease of $219 thousand in interest expense. The combination resulted in a $379 thousand increase in net interest and dividend income from the fiscal 1999 quarter to the fiscal 2000 quarter.

 Interest income from the Company's loan portfolio increased
 $257 thousand in the third quarter of fiscal 2000. This increase was primarily the result of a $14.5 million increase in the average loan balance offset by a 2 basis point decrease in average rates earned on these loans.

 Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) decreased by $97 thousand during the third quarter of fiscal 2000 when compared to the same fiscal 1999 period. The yield on these assets increased by 19 basis points while the average balance decreased by $7.8 million during the fiscal 2000 quarter.

 The Company's cost of deposits decreased by $669 thousand during the third quarter of fiscal 2000 when compared to the same fiscal 1999 quarter. The rate paid on deposits decreased 80 basis points from 4.03% during the quarter ended December 31, 1998 to 3.23% during the quarter ended December 31, 1999. The average balance of these deposits decreased $23.8 million to $251.2 million during the third quarter of fiscal 2000 from $275.0 million during the fiscal 1999 third quarter.

 The average balance of borrowed funds increased by $31.3 million to $91.5 million in the fiscal 2000 third quarter compared to $60.2 million in the same fiscal 1999 quarter. These advances were used to fund loan growth. The rate paid on borrowings increased by 12 basis points in the fiscal 2000 quarter to 5.57% from 5.45% in the fiscal 1999 quarter. The combined effect of these changes resulted in an increase of $450 thousand in interest expense on borrowings to $1.3 million in the third quarter of fiscal 2000 compared to $825 thousand in fiscal 1999's third quarter.

 The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the third quarter of fiscal 2000 or fiscal 1999.

 Non-interest income increased by $36 thousand to $394 thousand in the third quarter of fiscal 2000 from $358 thousand in the third fiscal 1999 quarter. The Company recorded $231 thousand and $177 thousand in net gains from sales of investment securities during the third quarter of fiscal 2000 and fiscal 1999, respectively. This $54 thousand increase in net gains from the sale of investment securities is the primary reason for the increase in non-interest income between the two quarters.

 Operating expenses decreased $83 thousand in the third quarter of fiscal 2000 compared to the same quarter of fiscal 1999. This decrease is primarily attributable to a decrease of $114 thousand in occupancy and equipment due to non recurring expenses related to a computer conversion in the prior period.

 The provision for Federal and state income taxes amounted to $603 thousand and $454 thousand during the third quarter of fiscal 2000 and fiscal 1999, respectively. The increased expense relates primarily to the increased level of pre-tax income offset by a decrease in the effective tax rate due to the implementation of a tax planning strategy during the second quarter of fiscal 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 1999, AND
---------------------   1998:

 Net income for the nine months ended December 31, 1999, and 1998, amounted to $2.5 million or $1.33 per diluted share and $1.9 million or $0.98 per diluted share, respectively. Net income for the nine month period ended December 31, 1999 included a one-time charge of $234,000, net of taxes, for costs associated with establishing Central Bancorp, Inc., as the holding company for Central Bank on January 8, 1999. This charge, which was previously reported, represented the balance of unamortized organization costs outstanding as of April 1, 1999, that were required to be written off in accordance with a new accounting pronouncement. Net income before the cumulative effect of this change in accounting principle for the nine months ended December 31, 1999, was $2.8 million or $1.45 per diluted share.

 The average balance of earning assets decreased by $1.8 million during the first nine months of fiscal 2000 while the rate earned on these assets decreased 15 basis points when compared to the first nine months of fiscal 1999. Average interest-bearing liabilities decreased $991 thousand while the rates paid on these liabilities decreased by 57 basis points during the first nine months of fiscal 2000 when compared to the same period one year ago. The combination of these developments resulted in a $511 thousand decrease in interest and dividend income and a decrease of $1.4 million in interest expense which caused net interest and dividend income to increase by $922 thousand in the first nine months of fiscal 2000 from the same fiscal 1999 nine month period.

 Total interest and dividend income in the nine months ended December 31, 1999 amounted to $19.3 million compared to $19.8 million in the first nine months of fiscal 1999. The decrease resulted from a decrease in the average balance of interest earning assets from $365.2 million in the first nine months of fiscal 1999 to $363.4 million in the first nine months of fiscal 2000. The yield on interest earning assets decreased by 15 basis points to 7.09% in the first nine months of fiscal 2000 from 7.24% in the comparable fiscal 1999 period.

 The decrease of $142 thousand in interest income from the Bank's loan portfolio during the first nine months of fiscal 2000 was primarily the result of a reduction of 21 basis points in the average rates earned on these loans from 7.62% during the first nine months of fiscal 1999 to 7.41% during the current nine month period offset by an increase in the average loan balance of $5.3 million from the first nine months of fiscal 1999 to the first nine months of fiscal 2000.

 Interest and dividend income from the Bank's investment portfolio decreased by $369 thousand during the first nine months of fiscal 2000 when compared to the same fiscal 1999 period. The decrease in income was a result of the average balance decreasing by $9.7 million and an 11 basis point yield increase during the first nine months of fiscal 2000 as compared to the same fiscal 1999 period.

 Total interest expense decreased by $1.4 million during the first nine months of fiscal 2000 when compared to the same fiscal 1999 period. Interest expense on deposits decreased by $1.8 million during the nine months ended December 31, 1999 when compared to fiscal 1999's first nine months. The rate paid on deposits decreased 77 basis points from 4.10% to 3.33% while the average balance of these deposits also decreased by $10.8 million to $260.8 million from $271.6 million during the first nine months of fiscal 2000 when compared to the first nine months of fiscal 1999.

 The average balance of borrowed funds increased by $9.8 million to $70.9 million in the fiscal 2000 first nine months compared to $61.1 million in the same fiscal 1999 nine months. The rate paid on borrowings decreased by 1 basis point in the fiscal 2000 nine months to 5.49% from 5.50% in fiscal 1999. The combined effect of these changes resulted in interest expense on borrowings increasing $404 thousand to $2.9 million in the first nine months of fiscal 2000 compared to $2.5 million during the nine months ended December 31, 1998.

 The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the first nine months of fiscal 2000 or fiscal 1999.

 Non-interest income increased by $455 thousand to $1.3 million in the first nine months of fiscal 2000 from $877 thousand in the same period of fiscal 1999. The Company recorded $843 thousand in net gains from sales of investment securities during the first nine months of fiscal 2000, a $482 thousand increase from fiscal 1999, which is the primary reason for the increase in non-interest income between the two periods.

 Operating expenses increased $97 thousand during the first nine months of fiscal 2000 compared to the same period of fiscal 1999. This increase is primarily attributable to increases in salaries and employee benefits of $264 thousand and $65 thousand in professional fees, offset by a decrease of $162 thousand in occupancy and equipment and $63 thousand in other expense.

 The provision for Federal and state income taxes amounted to $1.7 million and $1.3 million during the first nine months of fiscal 2000 and fiscal 1999, respectively. The increased expense relates primarily to the increased level of pre-tax income. During the second quarter of fiscal 2000, the Bank implemented a tax saving strategy that reduced the effective tax rate from 40.2% for the nine month period ended December 31, 1998 to 38.1% for the nine month period ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

 The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 9.64% on December 31, 1999, which exceeded regulatory requirements.

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

 The accounting for changes in the fair value of a derivative (that is gains and losses) depends on the intended use of the derivative and the resulting designation. In June 1999, the FASB issued SFAS 137 which delays the effective date of SFAS 133 so that it is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect these statements to have a material effect on its consolidated financial statements.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

 The Company has experienced no material changes in market risk since the discussion of this in the annual report as of March
 31, 1999.

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

   Item 4.   Submission of Matters to a Vote of Security
             Holders

             None

   Item 5.   Other Information
             None

   Item 6.   Exhibits and Reports on Form 8-K
             (a)  Exhibits
                  Exhibit 27, FDS, Financial Data Schedule

             (b)  Reports on Form 8-K
                  During the quarter ended December 31,
                  1999, the Registrant did not file a
                  Current Report on Form 8-K.

               CENTRAL BANCORP, INC. AND SUBSIDIARY

                       Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

               CENTRAL BANCORP, INC. AND SUBSIDIARY
               ------------------------------------


2/11/00                   /s/ John D. Doherty
----------                -------------------------------------
   Date                   John D. Doherty
                          President and Chief Executive Officer





2/11/00                    /s/ Paul S. Feeley
----------                 -------------------------------------
   Date                    Paul S. Feeley
                           Senior Vice President, Treasurer
                           and Chief Financial Officer