Form 10-K
period 2000-03-31
CENTRAL BANCORP INC /MA/
filed 2000-06-28
CIK 1076394

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________

                          Commission File No. 0-25251

                             CENTRAL BANCORP, INC.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

           Massachusetts                                   04-3447594
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)
399 Highland Avenue, Somerville, Massachusetts                02144
-------------------------------------------------       -----------------
        (Address of principal office)                       (Zip Code)

      Registrant's telephone number, including area code:  (617) 628-4000
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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                                 ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $24,502,067 based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System which on June 20, 2000 was $16.75 per share.

     As of June 20, 2000, there were issued and outstanding 1,776,867 shares of the registrant's common stock, par value $1.00 per share (of which 314,057 shares were held by affiliates).

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended March 31, 2000 (the "Annual Report to Stockholders") are incorporated by reference into Parts I and II of this Form 10-K.

     2. Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                    PART I

Item.  Business
---------------

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

     The executive offices of the Company are located at 399 Highland Avenue, Somerville, Massachusetts 02144. The telephone number is (617) 628-4000.

     The Bank. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to acquire funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to a lesser extent, to make loans on commercial real estate in its market area. The Bank also makes a limited amount of consumer loans including home improvement and secured and unsecured personal loans. In recent years, the Bank has engaged in increased commercial lending and has used excess funds to purchase investment and mortgage-backed securities. The Bank's operations are conducted through eight full service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts.

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

     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. At March 31, 2000, the Bank's earnings are vulnerable to increasing interest rates due to its present one year asset-liability mismatch, which resulted in an excess of maturing or repricing interest-bearing liabilities over interest-earning assets of $46.4 million, or 11.3%, of total assets at March 31, 2000. Therefore, in a rising interest rate environment, the Bank's net interest income and net income would be negatively affected as the larger amount of interest-sensitive liabilities (deposits and borrowings) would adjust more quickly to rising interest rates than the Bank's interest-sensitive assets (loans and investments). The Bank seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest rate risk exposure. The policies and procedures for managing both on and off balance sheet activities are established by the Bank's asset/liability management committee (ALCO). Investments, which generally are easily saleable compared to individual loans, made up 19.5% of interest-earning assets at March 31, 2000 compared to 21.0% of interest-earning assets at March 31, 1999 and 22.5% of interest-earning assets at March 31, 1998. For further information regarding the Bank's asset-liability management, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders, attached hereto as Exhibit 13.

Financial Modernization Legislation

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

     The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

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

                                                                  Years  Ended March 31,
                                                 -----------------------------------------------------
                                                    2000      1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                                     (In thousands)
  Assets:
Cash and due from banks........................  $  5,341   $  4,861   $  4,035   $  3,396   $  4,658
Short-term investments.........................     8,197     13,128      4,495      4,851      6,993
Investment securities..........................    32,632     23,375     38,836     52,907     69,164
Mortgage-backed securities.....................    25,035     37,676     44,073     17,382     11,065
Loans..........................................   300,089    287,513    250,329    231,006    215,765
  Less allowance for loan losses...............    (2,946)    (2,912)    (2,877)    (2,922)    (3,010)
                                                  --------   --------   --------   --------   --------
     Net loans..................................  297,143    284,601    247,452    228,084    212,755

The Co-operative Central Bank Reserve Fund.....     1,576      1,576      1,576      1,576      1,576
Real estate acquired by foreclosure, net.......        --         --         32        870      2,058
Office properties and equipment, net...........     2,385      2,885      3,027      2,882      2,843
Other assets...................................     3,420      4,132      3,473      3,874      3,330
Goodwill, net..................................     2,963      3,240      3,528      3,818      4,104
                                                  -------    --------   --------   --------   --------
    Total assets................................ $378,692   $375,474   $350,527   $319,640   $318,546
                                                 ========   ========   ========   ========   ========

Liabilities and Stockholders' Equity:

Liabilities:
Deposits......................................   $257,536   $275,135   $270,650   $258,017   $262,901
Advances from FHLB of Boston..................     80,907     59,901     42,130     25,330     21,984
  Advance payments by borrowers for
  taxes and insurance.........................        889      1,329        837        773        784
Other liabilities.............................      1,769      1,424      1,662      2,938      1,726
                                                 --------   --------   --------   --------   --------
    Total liabilities...........................  341,101    337,789    315,279    287,058    287,395
                                                 --------   --------   --------   --------   --------

Stockholders' equity:
Common stock..................................      1,967      1,966      1,965      1,965      1,937
Additional paid-in capital....................     11,171     11,164     11,159     11,159     10,976
Retained income...............................     26,454     24,825     22,900     20,505     18,829
Treasury stock................................     (1,268)        --         --         --         --
Accumulated other comprehensive income........       (176)       417          2       (153)       161
Unearned compensation - ESOP..................       (557)      (687)      (778)      (894)      (752)
                                                 --------   --------   --------   --------   --------
    Total stockholders' equity................     37,591     37,685     35,248     32,582     31,151
                                                 --------   --------   --------   --------   --------
    Total liabilities and stockholders' equity   $378,692   $375,474   $350,527   $319,640   $318,546
                                                 ========   ========   ========   ========   ========

Lending Activities

     The Bank offers residential mortgage and home equity loans, commercial real estate loans, construction loans, commerce and industry loans, personal, home improvement, and various other types of consumer loans. Commerce and industry loans represent loans to commercial enterprises which are either unsecured or are secured by property other than real estate. For the fiscal year ended March 31, 2000, the Bank originated loans totaling $108.4 million, of which $29.9 million, or 27.6%, were fixed rate loans and $78.5 million, or 72.4%, were adjustable rate loans. Of the total loans originated during fiscal 2000, $73.8 million, or 68.2%, were residential mortgage loans and $28.9 million, or 26.6%, were commercial mortgage loans. At March 31, 2000, the Bank's residential mortgage loans providing for periodic interest rate adjustments totaled $177.8 million, or 56.4%, of the total mortgage loan portfolio. No loans were sold during fiscal 2000 and 1999 and loans amounting to $193,000 were sold during fiscal 1998, in the secondary market. Servicing of fixed-rate loans sold in the secondary market is retained by the Bank. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk. The Bank's net loan portfolio increased by $39.6 million, or 14.3%, to $317.0 million at March 31, 2000 from $280.3 million at March 31, 1999. The increase was due to a slowing of pay-offs of residential mortgages as interest rates increased as well as a decision by management to increase originations of hybrid adjustable rate residential mortgages as part of the Bank's asset and liability management strategies.

The following table shows the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

                                                                               At March 31,
                                          -------------------------------------------------------------------------------
                                                   2000                       1999                         1998
                                          ------------------------  ------------------------    -------------------------
                                           Amount            %      Amount               %      Amount               %
                                          -------           ---     ------              ---     -------           -------
                                                                               (Dollars in thousands)
 Mortgage Loans:
  Residential......................       $243,563         76.1%      $212,638         75.8%      $207,860         73.8%
  Commercial.......................         54,228         17.0         48,756         17.4         52,491         18.6
  Construction.....................          9,765          3.0          5,269          1.9          8,256          2.9
  Second mortgage and home equity..          7,403          2.3          7,462          2.7          8,369          3.0
  FHA and VA.......................              7          0.0             21          0.0             49          0.0
                                          --------        -----       --------        -----       --------        -----
    Total mortgage loans...........        314,966         98.4        274,146         97.8        277,025         98.3
                                          --------        -----       --------        -----       --------        -----
Other Loans:
  Commerce and Industry(1).........          3,349          1.1          4,391          1.6          2,530          0.9
  Education........................             --          0.0             --          0.0             31          0.0
  Secured by deposits..............          1,023           .3          1,225           .4          1,357          0.5
  Consumer.........................             38          0.0             40          0.0             48          0.0
  Unsecured........................            637          0.2            544           .2            733          0.3
                                          --------        -----       --------        -----       --------        -----
    Total other loans..............          5,047          1.6          6,200          2.2          4,699          1.7
                                          --------        -----       --------        -----       --------        -----
    Total loans....................        320,013        100.0%       280,346        100.0%       281,724        100.0%
                                                          =====                       =====                       =====
Less:
  Allowance for possible
   loan losses.....................          2,993                       2,913                       2,886
                                          --------                   ---------                    --------
    Loans, net.....................       $317,020                    $277,433                    $278,838
                                          ========                    ========                    ========

                                                             At March 31,
                                          --------------------------------------------------
                                                 1997                             1996
                                          -----------------            ---------------------
                                              Amount           %         Amount          %
                                          -----------        -----     ---------       -----
                                                          (Dollars in thousands)
 Mortgage Loans:
  Residential......................           $176,317       75.1%      $161,142        75.1%
  Commercial.......................             41,822       17.8         38,308        17.9
  Construction.....................              3,095        1.3            994         0.4
  Second mortgage and home equity..              8,397        3.6          8,740         4.1
  FHA and VA.......................                 85        0.0            150         0.1
                                              --------      -----       --------       -----
    Total mortgage loans...........            229,716       97.8        209,334        97.6
                                              --------      -----       --------       -----
Other Loans:
  Commerce and Industry(1).........              2,431        1.0          2,735         1.3
  Education........................                 28         --             35         0.0
  Secured by deposits..............              1,063        0.5            951         0.4
  Consumer.........................                579        0.2            574         0.3
  Unsecured........................              1,118        0.5            792         0.4
                                              --------      -----       --------       -----
    Total other loans..............              5,219        2.2          5,087         2.4
                                              --------      -----       --------       -----
    Total loans....................            234,935      100.0%       214,421       100.0%
                                                            =====                      =====
Less:
  Allowance for possible
   loan losses.....................              2,900                     3,032
                                              --------                  --------
    Loans, net.....................           $232,035                  $211,389
                                              ========                  ========

----------
(1) Represents loans to commercial enterprises which are either unsecured or secured by property other than real estate.

     Residential Lending. The Bank's residential mortgage loan programs currently are focused on the origination of adjustable rate mortgages and fixed rate mortgages. At March 31, 2000, adjustable rate residential mortgage loans totaled $177.8 million, or 55.6%, of the total loan portfolio. Fixed rate residential mortgages totaled $65.8 million, or 20.5%, of the total loan portfolio.

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

     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 90% of the property value. The Bank generally requires private mortgage insurance for loans in excess of 80% of property value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on non-owner occupied residential properties is 80%.

     Commercial Real Estate and Construction Lending. The Bank originates permanent and construction loans on commercial real estate. These loans are typically secured by income producing apartment buildings, office buildings, industrial buildings and various retail properties. As of March 31, 2000, commercial real estate loans totaled $54.2 million and constituted 17.0% of the total loan portfolio.

     Commercial real estate loans have been made for up to 80% of the appraised value of the property and have generally been made for amounts up to $5.0 million. Commercial real estate loans currently offered by the Bank have terms of one to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank's interest, where applicable. In some cases, commercial real estate loans were granted in participation with other lenders.

     The Bank's construction loans totaled $9.8 million, or 3.0%, of the Bank's loan portfolio at March 31, 2000. Construction loans are short term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the completed value of the property, based on independent appraisals. The Bank analyzes the construction budget and reviews the developer's past projects in addition to conducting responsible commercial real estate underwriting practices. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a designated Bank officer or construction consultant and, in general, after receipt of title updates.

     The Bank determines aggregate loan limitations for individual borrowers based upon market conditions and the financial capacity of that borrower or guarantor. During the past five years, such aggregate limits have not exceeded $6.0 million per borrower.

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

     Second Mortgages and Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower's equity in their primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 90% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the Prime Rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding, and amortizing second mortgages totaled $7.4 million, or 2.3%, of the Bank's loan portfolio at March 31, 2000.

     Commerce and Industry, Consumer and Other Loans. The Bank's commerce and industry, consumer and other loans totaled $5.0 million, or 1.6%, of the total loan portfolio on March 31, 2000. The Bank entered the commerce and industry lending business in fiscal 1995 with its acquisition of Metro Bancorp, Inc. The commerce and industry loan portfolio consists of time, demand and line-of-credit loans to a variety of local small businesses.

     Risks of Commercial Real Estate, Construction, Commerce and Industry, and Consumer Lending. Commercial real estate, construction, commerce and industry and consumer lending entail significant additional risks compared to residential mortgage lending. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commerce and industry loans are not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Consumer loans and particularly unsecured personal loans may involve additional risks, and it may be expensive and time consuming to recover the money lent in the event of a default. The Bank has attempted to limit the risk of loss on its commercial real estate, construction and consumer loans, and has established provisions for loan losses. For more information see "-- Non-Performing Assets" and "-- Impaired Loans". Any reversal of the apparent stabilization in the New England real estate market and economy would likely negatively affect the Bank's commercial real estate, construction and consumer loan portfolios, which would thereby negatively affect the Bank's results of operations.

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

     As of March 31, 2000, the Bank had two non-performing loans, with outstanding balances ranging from less than $28,000 to $207,000, and totaling $235,000.

     At March 31, 2000, the Bank did not have any real estate acquired by foreclosure.

     Impaired Loans. At March 31, 2000, there were no impaired loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                                           At March 31,
                                                                 --------------------------------------------------------------
                                                                  2000            1999          1998         1997         1996
                                                                  ----            ----          ----         ----         ----
                                                                                       (Dollars in thousands)
Loans accounted for on a
 non-accrual basis, non-performing loans.............            $ 235           $ 419          $  357       $2,145     $  758
Restructured loans...................................               --              --              --           --      3,815
Real estate acquired by foreclosure..................               --              --              --           13      1,538
                                                                 -----           -----          ------       ------     ------
  Non-performing assets..............................            $ 235           $ 419          $  357       $2,158     $6,111
                                                                 =====           =====          ======       ======     ======
Impaired loans, accruing.............................               --              --           1,306          664         --
Non-performing loans to total loans..................             0.07%           0.15%           0.13%        0.91%      0.35%
Non-performing assets to total assets................             0.06%           0.12%           0.09%        0.67%      1.97%

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


    The following table presents activity in the allowance for loan losses during the years indicated.

                                                                            At March 31,
                                                     -----------------------------------------------------------------
                                                         2000           1999           1998           1997       1996
                                                     --------       --------       --------       --------   --------
                                                                              (Dollars in thousands)
Balance at beginning of year...................      $  2,913       $  2,886       $  2,900       $  3,032   $  2,954
                                                     --------       --------       --------       --------   --------
Loans charged-off:
 Residential mortgage..........................            --            (88)            --           (160)       (73)
 Commercial mortgage...........................            --             --            (83)           (57)       (70)
 Other loans...................................            (9)           (11)           (14)            (7)       (23)
                                                     --------       --------       --------       --------   --------
  Total loans charged-off......................            (9)           (99)           (97)          (224)      (166)
                                                     --------       --------       --------       --------   --------

Recoveries:
 Residential mortgage..........................             9             78             16             43         20
 Commercial mortgage...........................            36             36             46             --         71
 Other loans...................................            44             12             21             49         33
                                                     --------       --------       --------       --------   --------
  Total recoveries.............................            89            126             83             92        124
                                                     --------       --------       --------       --------   --------

Net loans recovered (charged-off)..............            80             27            (14)          (132)       (42)
Provision......................................            --             --             --             --        120
                                                     --------       --------       --------       --------   --------
Balance at end of year.........................      $  2,993       $  2,913       $  2,886       $  2,900   $  3,032
                                                     ========       ========       ========       ========   ========

Average loans outstanding during the year......      $300,089       $287,513       $250,329       $231,006   $215,765
Ratio of net charge-offs to average loans......            --%            --%          0.01%          0.06%        --
Total loans outstanding at end of year.........      $320,013       $280,346       $281,724       $234,935   $214,421
Ratio of allowance for loan losses to loans at
 end of year...................................          0.94%          1.04%          1.02%          1.23%      1.41%

     The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.

                                                        At March 31,
                              -----------------------------------------------------------------
                                      2000                  1999                  1998
                              ------------------     -------------------   --------------------
                                         % of                    % of                    % of
                                       Loans to                Loans to                Loans to
                              Amount  Total Loans    Amount  Total Loans   Amount    Total Loans
                              ------  -----------    ------  -----------   ------    -----------
                                                        (Dollars in thousands)
Mortgage Loans:
 Residential mortgage.......  $1,333      76.1%       $1,120      75.8%      $1,104      73.8%
 Commercial mortgage........   1,202      16.9         1,556      17.4        1,578      18.6
 Construction...............     198       3.1            92       1.9          105       2.9
 Second mortgage and
  home equity...............     178       2.3            58       2.7           48       3.0
                              ------     -----        ------     -----       ------     -----
  Total  mortgages..........   2,911      98.4         2,826      97.8        2,835      98.3

Other loans.................      82       1.6            87       2.2           51       1.7
                              ------     -----        ------     -----       ------     -----
  Total.....................  $2,993     100.0%       $2,913     100.0%      $2,886     100.0%
                              ======     =====        ======     =====       ======     =====

                                                    At March 31,
                                     ----------------------------------------------
                                             1997                     1996
                                     ----------------------  ----------------------
                                                % of                    % of
                                              Loans to                 Loans to
                                     Amount  Total Loans      Amount  Total Loans
                                     ------  -----------      ------  -----------
                                             (Dollars in thousands)
Mortgage Loans:
 Residential mortgage.......        $  964      75.1%        $1,077      75.2%
 Commercial mortgage........         1,808      17.8          1,837      17.9
 Construction...............            36       1.3             13       0.4
 Second mortgage and
  home equity...............            44       3.6             51       4.1
                                    ------     -----         ------     -----
  Total mortgages...........         2,852      97.8          2,978      97.6

Other loans.................            48       2.2             54       2.4
                                    ------     -----         ------     -----
  Total.....................        $2,900     100.0%        $3,032     100.0%
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

                                                     At March 31,
                                             ----------------------------
                                               2000      1999      1998
                                             -------   -------   --------
                                                (Dollars in thousands)
Short-term investments:
 Interest bearing deposits in other banks..  $   177   $   177   $   177
 Federal funds sold overnight..............   14,625    16,762     3,144
                                             -------   -------   -------
   Total short-term investments............   14,802    16,939     3,321
                                             =======   =======   =======

  Percent of total assets..................      3.6%      4.7%      0.9%
                                             =======   =======   =======
Investment securities:
 U. S. Government and federal
  agency obligations.......................  $23,962   $15,500   $22,510
 Other bonds and obligations...............    2,030        --        --
 Common and preferred stocks...............    6,847     5,682     5,026
 Mortgage-backed securities................   23,862    30,190    45,263
                                             -------   -------   -------
                                              56,701    51,372    72,799

 Unrealized gain (loss) on securities
  available for sale.......................   (1,258)      570       907
                                             -------   -------   -------

   Total investment securities.............  $55,443   $51,942   $73,706
                                             =======   =======   =======

   Percent of total assets.................     13.5%     18.9%     19.6%
                                             =======   =======   =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at March 31, 2000.

                                 One Year or Less       One to Five Years          Five to Ten Years      More than Ten Years
                                 ----------------       -----------------          -----------------      -------------------
                                Carrying  Average      Carrying    Average        Carrying  Average        Carrying  Average
                                 Value     Yield        Value       Yield          Value     Yield          Value     Yield
                                 -----     -----        -----       -----          -----     -----          -----     -----
                                                                               (Dollars in thousands)
Securities available for
 sale:
 U.S. government and agency
  securities...............      $994       6.15%       $4,832       6.46%       $17,127     6.48%      $    --       -- %
Common and preferred
  stocks...................        --         --            --         --             --       --            --       --
Other bonds................        --         --         2,037       7.64             --       --            --       --
 Mortgage-backed securities        --         --           410       6.56          6,376     7.00        16,522     6.26
                                 ----                   ------                   -------                -------
  Total....................      $994                   $7,279                   $23,503                $16,522
                                 ====                   ======                   =======                =======

                                        Common
                                        Stock             Total Investment Portfolio
                                       --------     ----------------------------------
                                       Carrying      Carrying       Market     Average
                                        Value         Value         Value       Yield
                                       -------      ---------     ---------   --------
Securities available for
 sale:
 U.S. government and agency
  securities...............          $    --         $22,953       $22,953     6.46%
Common and preferred
  stocks...................            7,145           7,145         7,145       --
Other bonds................               --           2,037         2,037     7.64
 Mortgage-backed securities               --          23,308        23,308     6.47
                                     -------         -------       -------
  Total....................          $ 7,145         $55,443       $55,443
                                     =======         =======       =======

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

     The Bank follows a policy of controlled deposit growth, by pricing its savings products based on the Bank's need for additional funds and rates being paid by other Massachusetts financial institutions. The Bank's efforts to reduce the overall cost of deposits has resulted in a decline in total deposits of $8.1 million during fiscal 2000. As a result, the cost of deposits declined 59 basis points for fiscal 2000. The deposit outflow was primarily funded by increased borrowings from the FHLB of Boston.

     Deposit Accounts. The following table shows the distribution of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                                    Years Ended March 31,
                                     ----------------------------------------------------------------------------------------------
                                                   2000                           1999                           1998
                                     ------------------------------  ------------------------------  -----------------------------
                                                           Average                        Average                         Average
                                     Average      % of      Rate     Average      % of     Rate      Average     % of      Rate
                                     Balance   Deposits     Paid     Balance    Deposits   Paid      Balance    Deposits   Paid
                                     --------  --------   -------   --------    --------  -------   --------   --------   -------
                                                                            (Dollars in thousands)
Demand.............................  $ 18,742      7.3%      0.00%  $ 15,219       5.5%     0.00%  $ 13,608       5.0%     0.00%
NOW accounts.......................    30,885     12.0       1.19     26,917       9.8      1.28     25,924       9.6      1.27
Regular, club and 90-day
 notice accounts...................    61,423     23.8       2.05     61,572      22.4      2.34     59,146      21.9      2.53
Money market deposit accounts......    21,417      8.3       2.22     22,375       8.1      2.64     22,253       8.2      2.87

Term deposit certificates:
 Six-month money market............    18,531      7.2       4.25     14,274       5.2      4.80     13,569       5.0      5.06
 Other.............................   106,537     41.4       5.31    134,778      49.0      5.72    136,150      50.3      5.85
                                     --------    -----              --------     -----             --------     -----

  Total term deposit certificates..   125,068     48.6       5.16    149,052      54.2      5.63    149,719      55.3      5.77
                                     --------    -----              --------     -----             --------     -----

  Total deposits...................  $257,536    100.0%      3.32   $275,135     100.0%     3.91%  $270,650     100.0%     4.10%
                                     ========    =====              ========     =====             ========     =====

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 2000.


                                                         Time Deposits
                                                         --------------
                                                         (In thousands)

    Maturity Period of Deposits:
           Three months or less.........................   $ 3,283
           Three through six months.....................     7,008
           Six through twelve months....................     5,333
           Over twelve months...........................     9,313
                                                           -------
              Total.....................................   $24,937
                                                           =======


     Borrowings. From time to time the Bank borrows funds from the FHLB of Boston on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels. Such funds may also be used on a longer term basis to support expanded lending or investment activities to increase yields or improve asset-liability management. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, investment securities and all stock in the FHLB of Boston. At March 31, 2000, the Bank had advances outstanding from the FHLB of Boston of $111.0 million. Funds from these advances were used to fund the Bank's growth in loans and investments and the decline in deposits. Additional sources of funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve System.

Subsidiary Activities

     In July, 1999 the Bank established Central Preferred Capital Corporation ("CPCC"), a Massachusetts corporation which has elected to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. CPCC holds mortgage loans which were previously originated by the Bank.

     In April 1998, the Bank established Central Securities Corporation, a Massachusetts corporation, as a wholly owned subsidiary of the Bank for the purpose of engaging exclusively in buying, selling and holding, on its own behalf, securities that may be held directly by the Bank. This subsidiary corporation holds U.S. Treasury notes and Government agency obligations and mortgage-backed securities and qualifies under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation.

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

     The BHCA prohibits the Federal Reserve Board from approving an application by a bank holding company to acquire voting shares of a bank located outside the state in which the operations of the holding company's bank subsidiaries are principally conducted, unless such an acquisition is specifically authorized by state law. See " -- Interstate Banking." The BHCA does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies.

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

     At March 31, 2000, the Bank's ratio of core Tier 1 capital to total assets was 8.85%, its ratio of Tier 1 capital to risk-weighted assets was 13.31% and its ratio of total risk-based capital to risk-weighted assets was 14.52%.

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

     The BIF deposit insurance assessment rates are determined by the FDIC based on a number of factors to maintain a statutory designated reserve ratio for the BIF of 1.25% of insured deposits. In March 2000, the reserve ratio was above the target ratio. As a result, the BIF assessment rates of "well-capitalized" institutions in Subgroup A, numbering 95% of BIF-insured institutions, including the Bank, pay no federal deposit insurance premiums, with the remaining 5% of institutions paying a graduated range of rates up to 0.27% of insured deposits for the highest risk-based premium category. These rates will be effective for the 1999 calendar year and indefinitely thereafter until the FDIC takes further action.

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

     Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

     Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                   Adequately                                  Significantly
                            Well Capitalized      Capitalized          Undercapitalized      Undercapitalized
                            ----------------     --------------        -----------------     -----------------
Total risk-based
    capital ratio           10.0% or more        8.0% or more          Less than 8.0%        Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more         4.0% or more          Less than 4.0%        Less than 3.0%
Leverage ratio              5.0% or more         4.0% or more *        Less than 4.0% *      Less than 3.0%

------------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

     Federal Reserve Board Regulations. Under FRB regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts between $5.0 million and $44.3 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At March 31, 2000, the Bank met applicable FRB reserve requirements.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System ("FHLBS") which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board ("FHFB") of the Federal Home Loan Bank Board. As a member, the Bank is required to purchase and hold stock in the FHLB of Boston in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of March 31, 2000, the Bank held stock in the FHLB of Boston in the amount $5.8 million and was in compliance with the above requirement.

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

     The Massachusetts excise tax rate for co-operative banks is currently 10.5% of federal taxable income, adjusted for certain items. Taxable income includes income from all sources, without exclusion, less deductions, but not the credits, allowable under the provisions of the Code, as amended. Beginning April 1, 1999, the Bank is allowed a 95% dividend received deduction. However, carryforwards and carrybacks of net operating losses are not allowed.

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

Employees

     At March 31, 2000, the Bank employed 78 full-time and 26 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

Executive Officers

     The executive officers of the Bank at March 31, 2000 were as follows:

                             Age       Position
                             ---       --------
     Joseph R. Doherty        76       Chairman of the Board
     John D. Doherty          42       President and Chief Executive Officer
     Paul S. Feeley           53       Senior Vice President - Treasurer and Chief Financial Officer
     David W. Kearn           58       Senior Vice President - Retail Banking and Senior Loan Officer
     William P. Morrissey     72       Senior Vice President
     Gladys N. Partamian      61       Vice President - Investor Relations and Clerk

     The following is a description of the principal occupation and employment of the executive officers of the Bank during the past five years:

     Joseph R. Doherty served as President of the Bank since prior to 1986. Effective April 1, 1992 he retired as Chief Executive Officer, a position he held since April 1986. Mr. Doherty remains as Chairman of the Board of Directors, and as a consultant to the Bank. However, he did not serve as a consultant, and he received no additional income as a consultant in fiscal 2000. Mr. Doherty is the father of Bank President John D. Doherty.

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

Item 2.  Properties.
-------------------

     The Bank owns all its offices, except the Burlington and Malden branch offices, and the operations center located in Somerville (Inner Belt Road). Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and/or amortization. At March 31, 2000, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 2000:

                                                               Net Book
                                              Year             Value at
        Office Location                      Opened          March 31, 2000
        ---------------                      ------          --------------
        Main Office..................        1974               $268,000
        399 Highland Avenue
        Somerville, MA

        175 Broadway.................        1982               $132,000
        Arlington, MA

        85 Wilmington Road...........        1978(a)            $  5,000
        Burlington, MA

        1192 Boylston Street.........        1954               $143,000
        Chestnut Hill (Brookline), MA

        137 Pleasant Street..........        1975(b)            $ 37,000
        Malden, MA

        846 Main Street..............        1994(c)            $204,000
        Melrose, MA

        275 Main Street..............        1980               $480,000
        Woburn, MA

        198 Lexington Street.........        1974               $192,000
        Woburn, MA

        Operations Center............        1994 (c)           $ 37,000
        17 Inner Belt Road
        Somerville, MA

----------
(a) The lease for the Burlington branch expires in 2002 with an option to extend the lease for one five-year term.
(b) The lease for the Pleasant Street branch expires in 2005 with an option to extend the lease for one ten-year term.

(c) The Melrose and Somerville (Inner Belt Road) offices were obtained as part of the Bank's acquisition of Metro Bancorp, Inc. The lease for the operations center (Inner Belt Road) expires in 2004 with no renewal option.

     At March 31, 2000, the total net book value of the Bank's premises and equipment was $2.2 million.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Issues
---------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements contained in the Annual Report to Stockholders which are listed below are incorporated herein by reference:

               Independent Auditors' Report

               Consolidated Balance Sheets as of March 31, 2000 and 1999

               Consolidated Statements of Income for the Fiscal Years Ended March 31, 2000, 1999 and 1998

               Consolidated Statement of Changes in Stockholders' Equity for the Fiscal Years Ended

               March 31, 2000, 1999 and 1998

               Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2000, 1999 and 1998

               Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.


                                   PART III

Item 10.  Directors and Principal Officers of the Registrant
------------------------------------------------------------

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

Item 11.  Executive Compensation
--------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Executive Compensation and Other Matters" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Transactions with Management" in the Proxy Statement.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

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

     (3)  Exhibits Required by Paragraph (c) of Item 14
          ---------------------------------------------

          See "Item 14(c) -- Exhibits"

(b)   Reports on Form 8-K --  No reports on Form 8-K were filed during the last
      -------------------
      quarter of the fiscal year covered by this report.


(c)   Exhibits
      --------

      The following exhibits are filed as exhibits to this report.

      Exhibit No.        Exhibit
      -----------        -------
       2.1*              Plan of Reorganization and Acquisition dated as of August 13, 1998.
       3.1**             Articles of Organization of Central Bancorp, Inc.
       3.2**             Bylaws of Central Bancorp, Inc.
       4*                Stock Certificate of Central Bancorp, Inc.
       10.1**               Employment Agreement between the Bank and John D. Doherty
                         dated October 24, 1986

      10.2**        First Amendment to Employment Agreement between the Bank and John
                    D. Doherty dated March 31, 1992
      10.3**        Second Amendment to Employment Agreement between the Bank and
                    John D. Doherty dated June 8, 1995
      10.4**        Third Amendment to the Employment Agreement between the Bank and
                    John D. Doherty dated January 8, 1999.
      10.5**        Termination Agreement dated March 31, 1992 by and between the Bank and
                    Joseph R. Doherty
      10.6**        Consulting Agreement dated March 31, 1992 by and between the Bank and
                    Joseph R. Doherty
      10.7**        Amendment to Consulting Agreement between the Bank and Joseph R.
                    Doherty dated August 11, 1994
      10.8***       1986 Stock Option Plan, as amended
      10.9****      Rights Agreement dated as of January 8, 1999 by and between the Company and State Street Bank & Trust Company as Right Agent
     10.10***       Severance Agreement between the Bank and William P. Morrissey dated
                    December 14, 1994
     10.11***       Severance Agreement between the Bank and David W. Kearn dated
                    December 14, 1994
     10.12***       Severance Agreement between the Bank and Paul S. Feeley dated May 14, 1998
     10.13***       Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey dated January 8, 1999.
     13             2000 Annual Report to Stockholders
     21             Subsidiaries of Registrant
     23             Consent of KPMG LLP
     27             Financial Data Schedule

--------------
* Incorporated herein by reference to the Current Report on Form 8-K filed on January 8, 1999 with the SEC.
** Incorporated herein by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
*** Incorporated herein by reference to the Registration Statement on Form S-8 filed with the SEC on January 26, 1999.
**** Incorporated by reference to the Form 8-A12(g) filed with the SEC on January 8, 1999.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRAL BANCORP, INC.


Date: June 27, 2000                 By: /s/ John D. Doherty
                                        -------------------------
                                        John D. Doherty
                                        President, Chief Executive Officer and
                                        Duly Authorized Representative

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ John D. Doherty                      Date: June 27, 2000
    --------------------------------
    John D. Doherty
    President, Chief Executive Officer
      and Director

By: /s/ Paul S. Feeley                       Date: June 27, 2000
    --------------------------------
    Paul S. Feeley
    Senior Vice President - Treasurer
      and Chief Financial and
      Accounting Officer

By: /s/ Joseph R. Doherty                    Date: June 27, 2000
    --------------------------------
    Joseph R. Doherty
    Chairman of the Board

By: /s/ Terence D. Kenney                    Date: June 27, 2000
    --------------------------------
    Terence D. Kenney
    Director

By: /s/ John G. Quinn                        Date: June 27, 2000
    --------------------------------
    John G. Quinn
    Director

By: /s/ John F. Gilgun, Jr.                  Date: June 27, 2000
    --------------------------------
    John F. Gilgun, Jr.
    Director

By: /s/ Marat E. Santini                     Date: June 27, 2000
    --------------------------------
    Marat E. Santini
    Director

By: /s/ Nancy D. Neri                        Date: June 27, 2000
    --------------------------------
    Nancy D. Neri
    Director

By: /s/ Gregory W. Boulos                    Date: June 27, 2000
    --------------------------------
    Gregory W. Boulos
    Director