Form 10-Q
period 2000-06-30
CENTRAL BANCORP INC /MA/
filed 2000-08-11
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000
                              -------------
                         Commission File Number: 0-25251
                                                 -------
                              CENTRAL BANCORP, INC.
                              ---------------------
               (Exact Name of Registrant as Specified in Charter)

                                  MASSACHUSETTS
                                  -------------
         (State or Other Jurisdiction of Incorporation or Organization)

                  I.R.S. Employer Identification No. 04-3447594
                                                     ----------

                   399 HIGHLAND AVENUE, SOMERVILLE, MA. 02144
                   ------------------------------------------
                    (Address of Principal Executive Offices)


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

                                  Yes X      No
                                     ----      ----

          Class                                Outstanding at August 10, 2000
-----------------------------                  ------------------------------
Common Stock, $1.00 par value                             1,759,467

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                Table of Contents

PART I.  FINANCIAL INFORMATION
         ---------------------
     Item 1.  Financial Statements

               Consolidated Statements of Financial Condition at March 31, 2000 and June 30, 2000 (unaudited)


               Consolidated Statements of Income for the three month periods ended June 30, 2000 and 1999 (unaudited)

               Consolidated Statements of Cash Flows for the three month periods ended June 30, 2000 and 1999 (unaudited)

               Consolidated Statements of Changes in Stockholders' Equity for the three month periods ended June 30, 2000 and 1999 (unaudited)

               Notes to Consolidated Financial Statements (unaudited)

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month periods ended June 30, 2000 and 1999

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

             (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000)

PART II. OTHER INFORMATION
         -----------------

     Item 1. Legal Proceedings

     Item 2. Changes in Securities and Use of Proceeds

     Item 3. Defaults upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:



                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                            June 30,           March 31,
(Dollars in Thousands)                                                       2000                 2000
---------------------------------------------------------------------------------------------------------
ASSETS                                                                   (Unaudited)

Cash and due from banks                                                  $   5,665              $   6,588
                                                                         --------------------------------

Short-term investments                                                       2,460                 14,802
Investments available for sale:
  Investment securities                                                     33,438                 32,135
  Mortgage-backed securities                                                22,160                 23,308
Stock in Federal Home Loan Bank of Boston, at cost                           5,800                  5,800
The Co-operative Central Bank Reserve Fund                                   1,576                  1,576
                                                                         --------------------------------
    Total investments                                                       65,434                 77,621
                                                                         --------------------------------

Loans:
  Mortgage loans                                                           336,403                314,966
  Other loans                                                                6,443                  5,047
                                                                         --------------------------------
                                                                           342,846                320,013
  Less allowance for loan losses                                            (3,030)                (2,993)
                                                                         --------------------------------
    Net loans                                                              339,816                317,020
                                                                         --------------------------------

Accrued interest receivable                                                  2,170                  2,036
Office properties and equipment, net                                         2,145                  2,218
Deferred tax asset, net                                                      1,082                  1,071
Goodwill, net                                                                2,736                  2,808
Other assets                                                                   171                    195
                                                                         --------------------------------
    Total assets                                                         $ 419,219              $ 409,557
                                                                         ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                               $ 268,096              $ 258,339
  Advances from Federal Home Loan Bank of Boston                           110,250                111,000
  Advance payments by borrowers for taxes and insurance                      1,133                  1,053
  Accrued interest payable                                                     484                    542
  Accrued income taxes                                                         406                     --
  Accrued expenses and other liabilities                                     1,487                  1,226
                                                                         --------------------------------
    Total liabilities                                                      381,856                372,160
                                                                         --------------------------------

Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                  --                     --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,970,000 shares (outstanding 1,771,867 and
    1,810,450) at June 30, 2000 and March 31, 2000 respectively              1,970                  1,970
  Additional paid-in capital                                                11,190                 11,190
  Retained income                                                           29,123                 28,538
  Treasury stock (198,133 shares and 159,550 shares at June 30,
      2000, and March 31, 2000, respectively), at cost                      (3,676)                (3,043)
  Accumulated other comprehensive income (loss) (note 4)                      (843)                  (825)
  Unearned compensation - ESOP                                                (401)                  (433)
                                                                         --------------------------------
    Total stockholders' equity                                              37,363                 37,397
                                                                         --------------------------------
    Total liabilities and stockholders' equity                           $ 419,219              $ 409,557
                                                                         ================================

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                    June 30,
                                                                            2000            1999
                                                                         ----------------------------
Interest and dividend income:
  Mortgage loans                                                     $6,013               $ 5,075
  Other loans                                                           126                   137
  Short-term investments                                                 85                   207
  Investment securities                                                 610                   385
  Mortgage-backed securities                                            375                   400
  The Co-operative Central Bank Reserve Fund                             21                    23
                                                                     ----------------------------
    Total interest and dividend income                                7,230                 6,227
                                                                     ----------------------------
Interest expense:
  Deposits                                                            2,343                 2,327
  Advances from Federal Home Loan Bank of Boston                      1,450                   770
                                                                     ----------------------------
    Total interest expense                                            3,793                 3,097
                                                                     ----------------------------

    Net interest and dividend income                                  3,437                 3,130
Provision for loan losses                                                --                    --
                                                                     ----------------------------
    Net interest and dividend income after
      provision for loan losses                                       3,437                 3,130
                                                                     ----------------------------
Non-interest income:
  Deposit service charges                                               103                   108
  Net gains from sales of investment securities                         184                   118
  Other income                                                           51                    52
                                                                     ----------------------------
    Total non-interest income                                           338                   278
                                                                     ----------------------------
Operating expenses:
  Salaries and employee benefits                                      1,317                 1,191
  Occupancy and equipment                                               279                   296
  Data processing service fees                                          128                   137
  Professional fees                                                     268                   214
  Goodwill amortization                                                  72                    72
  Advertising                                                           226                    43
  Other expense                                                         286                   280
                                                                     ----------------------------
    Total operating expenses                                          2,576                 2,233
                                                                     ----------------------------

    Income before income taxes                                        1,199                 1,175
Income tax expense                                                      434                   462
                                                                     ----------------------------
    Net Income before cumulative effect of change in
        accounting principle                                            765                   713
Cumulative effect of change in accounting principle                      --                  (234)
                                                                     ----------------------------
      Net income                                                     $  765               $   479
                                                                     ============================

Earnings per common share before cumulative effect of
    change in accounting principle                                   $ 0.43               $  0.37
                                                                     ============================

Earnings per common share before cumulative effect of
    change in accounting principle, diluted                          $ 0.43               $  0.37
                                                                     ============================

Earnings per common share after cumulative effect of
    change in accounting principle                                   $ 0.43               $  0.25
                                                                     ============================

Earnings per common share after cumulative effect of
    change in accounting principle, diluted                          $ 0.43               $  0.25
                                                                     ============================

Weighted average common shares outstanding                            1,788                 1,933

Weighted average common shares outstanding, diluted                   1,788                 1,938

See accompanying notes to unaudited consolidated financial statements.

                                           CENTRAL BANCORP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       June 30,
                                     (In Thousands)                                              2000            1999
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                $      765            $      479
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                              112                   120
      Amortization of premiums, fees and discounts                                                23                    24
      Amortization of goodwill                                                                    72                    72
      Net gains from sales of investment securities                                             (184)                 (118)
Increase in deferred tax asset                                                                   (11)                  (31)
Increase in accrued interest receivable                                                         (134)                 (304)
Decrease in other assets                                                                          24                   280
Increase (decrease) in advance payments by borrowers for taxes and insurance                      80                  (231)
(Decrease) increase in accrued interest payable                                                  (58)                   10
Increase in accrued income taxes                                                                 406                   174
Increase in accrued expenses and other liabilities                                               261                   156
                                                                                          --------------------------------
      Net cash provided by operating activities                                                1,356                   631
                                                                                          --------------------------------

Cash flows from investing activities:

    Principal collected on loans                                                              14,341                21,153
    Loan originations                                                                        (37,137)              (30,743)
    Principal payments on mortgage-backed securities available for sale                        1,044                 3,433
    Purchase of investment securities available for sale                                      (2,223)              (10,974)
    Maturities of investment securities available for sale                                        --                 2,000
    Proceeds from sales of investment securities available for sale                            1,167                 1,986
    Net decrease in short-term investments                                                    12,342                11,240
    Purchase of office properties and equipment                                                  (39)                  (39)
                                                                                          --------------------------------
      Net cash (used in) provided by investing activities                                    (10,505)               (1,944)
                                                                                          --------------------------------

Cash flows from financing activities:

    Net increase in deposits                                                                   9,757                   783
    Proceeds from advances from FHLB of Boston                                                53,000                 1,060
    Payments on advances from FHLB of Boston                                                 (53,750)               (1,060)
    Purchase of Treasury stock                                                                  (633)                 (178)
    Payments of dividends on common stock                                                       (180)                 (157)
    Amortization of unearned compensation - ESOP                                                  32                    33
                                                                                          --------------------------------
      Net cash provided by (used in) financing activities                                      8,226                   481
                                                                                          --------------------------------

    Net increase (decrease) in cash and due from banks                                          (923)                 (832)
    Cash and due from banks at beginning of period                                             6,588                 4,964
                                                                                          --------------------------------
    Cash and due from banks at end of period                                              $    5,665            $    4,132
                                                                                          ================================

    Supplemental  disclosure  of cash flow  information:
      Cash paid  during  the period for:
        Interest                                                                          $    3,851            $    3,087
        Income taxes                                                                              28                   280

    Schedule of noncash investing activities:
      Transfer of mortgage loans to real estate acquired by foreclosure                           --                    --

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)


                                                                              Additional
                                                                  Common       Paid-In       Retained       Treasury
                             (In Thousands)                        Stock        Capital       Income         Stock
----------------------------------------------------------------------------------------------------------------------

 Three Months Ended June 30, 1999
 --------------------------------

      Balance at March 31, 1999                                   $  1,967     $  11,171     $  25,894       $      --
                                                                  --------     ---------     ---------       ---------

      Net Income                                                        --            --           479              --
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities , net of
                 reclassification adjustment (note 4)                   --            --            --              --
                                                                  --------     ---------     ---------       ---------
             Comprehensive income (loss)                                --            --           479              --
                                                                  --------     ---------     ---------       ---------

      Purchase of treasury stock                                        --            --            --            (178)
      Dividends Paid                                                    --            --          (157)             --
      Amortization of unearned compensation - ESOP                      --            --            --              --
                                                                  --------     ---------     ---------       ---------

      Balance at June 30, 1999                                    $  1,967     $  11,171     $  26,216       $    (178)
                                                                  ========     =========     =========       =========

  Three Months Ended June 30, 2000
  --------------------------------

      Balance at March 31, 2000                                   $  1,970     $  11,190     $  28,538 $        (3,043)
                                                                  --------     ---------     ---------       ---------

      Net Income                                                        --            --           765              --
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities , net of
                 reclassification adjustment (note 4)                   --            --            --              --

                                                                  --------     ---------     ---------       ---------
             Comprehensive income (loss)                                --            --           765              --
                                                                  --------     ---------     ---------       ---------

      Purchase of treasury stock                                        --            --            --            (633)
      Dividends Paid                                                    --            --          (180)             --
      Amortization of unearned compensation - ESOP                      --            --            --              --
                                                                  --------     ---------     ---------       ---------
      Balance at June 30, 2000                                    $  1,970     $  11,190     $  29,123       $  (3,676)
                                                                  ========     =========     =========       =========


                                                               Accumulated
                                                                  Other       Unearned       Total
                                                              Comprehensive  Compensation  Stockholders'
                           (In Thousands)                     Income (Loss)      ESOP        Equity
-----------------------------------------------------------------------------------------------------

 Three Months Ended June 30, 1999
 --------------------------------

    Balance at March 31, 1999                                     $     327   $   (617)      $ 38,742
                                                                  ---------   --------       --------

    Net Income                                                           --         --            479
    Other Comprehensive Income (loss), net of tax
        Unrealized (losses) on securities , net of
               reclassification adjustment (note 4)                     (11)        --            (11)
                                                                  ---------   --------       --------
           Comprehensive income (loss)                                  (11)        --            468
                                                                  ---------   --------       --------
    Purchase of treasury stock                                           --         --           (178)
    Dividends Paid                                                       --         --           (157)
    Amortization of unearned compensation - ESOP                         --         33             33
                                                                  ---------   --------       --------

    Balance at June 30, 1999                                      $     316   $   (584)      $ 38,908
                                                                  =========   ========       ========

 Three Months Ended June 30, 2000
 --------------------------------

    Balance at March 31, 2000                                  $       (825)  $   (433) $      37,397
                                                                  ---------   --------       --------

    Net Income                                                           --         --            765
    Other Comprehensive Income (loss), net of tax
        Unrealized (losses) on securities , net of
               reclassification adjustment (note 4)                     (18)        --            (18)

                                                                  ---------   --------       --------
           Comprehensive income (loss)                                  (18)        --            747
                                                                  ---------   --------       --------

    Purchase of treasury stock                                           --         --           (633)
    Dividends Paid                                                       --         --           (180)
    Amortization of unearned compensation - ESOP                         --         32             32
                                                                  ---------   --------       --------
    Balance at June 30, 2000                                      $    (843)  $   (401) $      37,363
                                                                  =========   ========       ========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                  June 30, 2000
                                   (Unaudited)

(1) BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements of the Registrant for June 30, 2000 and 1999 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2000, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

Commitments at June 30, 2000 follow:                 (In Thousands)

   Unused lines of credit.........................   $    10,426
   Unadvanced portions of construction loans .....         6,307
   Unadvanced portions of commercial loans .......         5,172
   Commitments to originate commercial loans .....        14,875
   Commitments to originate residential
     mortgage loans:
         Fixed rate ..............................           360
         Adjustable rate .........................         3,472

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                  June 30, 2000
                                   (Unaudited)

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

          The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                       For the Three Months Ended
                    (In Thousands)                                           June 30, 2000
---------------------------------------------------------------------------------------------------------
                                                            Before-
                                                             Tax            Tax (Benefit)     After-Tax
                                                            Amount           Expense            Amount
                                                           --------          ---------         --------
Unrealized gains (losses) on securities
  Unrealized holding gains arising during period           $   155           $    56            $    99

  Less: reclassification adjustment for
    gains realized in net income                               184                67                117
                                                           --------------------------------------------

  Other comprehensive loss                                 $   (29)         $    (11)           $   (18)
                                                           ============================================


                                                                 For the Three Months Ended
                                                                        June 30, 1999
                                                     --------------------------------------------------
                                                            Before-
                                                             Tax            Tax (Benefit)     After-Tax
                                                            Amount           Expense            Amount
                                                           --------          ---------         --------
Unrealized gains (losses) on securities
  Unrealized holding gains arising during period           $   100           $    39            $    61

  Less:  reclassification adjustment for
    gains realized in net income                               118                46                 72
                                                           --------------------------------------------

  Other comprehensive loss                                 $   (18)          $    (7)           $   (11)
                                                           ============================================

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL:
-------

     On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank when the Bank completed its holding company reorganization. Because substantially all of the business of the Registrant is the business of the Bank, the discussion below focuses on the business of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Holding Company" included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000.

     Net income amounted to $765,000, or $0.43 per diluted share for the three months ended June 30, 2000 as compared to net income of $479,000, or $0.25 per diluted share in the corresponding quarter ended June 30, 1999.

     Net income for the current quarter was higher than net income for the same period in 1999 primarily due to a $307,000 increase in net interest and dividend income. During the June 30, 1999 quarter, the Company incurred a non re-curring charge of $234,000, net of taxes, for costs associated with establishing Central Bancorp, Inc., as the holding company for Central Bank. This charge represented the balance of unamortized organization costs outstanding as of April 1, 1999, that were required to be written off in accordance with a new accounting rule regarding reporting costs of organization activities. In addition , The Company's operating expenses increased by $343,000 during the June 30, 2000 quarter over the June 30, 1999 quarter principally due to higher marketing and advertising expenses to promote deposit and other products.


FINANCIAL CONDITION:
-------------------

     The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2000, to June 30, 2000.

     Total assets increased from $409.5 million at March 31, 2000 to $419.2 million at June 30, 2000 primarily as a result of an increase in deposits which were invested in the Company's loan portfolio, offset by a decrease in investments.

     The Company's loan balance grew by $22.8 million or 7.1% as a result of loan originations amounting to $37.1 million, of which $19.8 were in residential real estate loans. Loan amortization and pay-offs amounted to $14.3 million. The Company's investment portfolio decreased by $12.1 million, primarily as a result of pay-downs of mortgage-backed securities and a decline in short term investments, offset by purchases of investment securities. Funds from the decline in the Company's investment portfolio were primarily used to partially fund the increase in the loan portfolio.

     Deposits increased during the three month period by $9.7 million primarily due to an increase of $9.1 million in term deposit certificates.

     As previously announced, the Company's Board of Directors during the quarter ended June 2000, approved a third stock repurchase program, authorizing the Company to repurchase an additional 88,903 shares of the Company's common stock over the next twelve months. This represents about 5% of the Company's outstanding shares. As of June 30, 2000 under all three buyback programs, the Company has repurchased 198,133 shares, at an average cost of $18.56 per share, representing 10.06% of common stock at the time of the adoption of the program. At June 30, 2000, there were remaining
     82,703 shares authorized under the third stock repurchase program. Completion of the new program will depend on market conditions and there is no guaranty of the exact number of shares the Company will repurchase.

NON-PERFORMING ASSETS:
---------------------

     The Company had no non-accruing loans at June 30, 2000, a decrease of $235 thousand or 100.0% from March 31, 2000. There was no interest income not recognized on non-accruing loans for the first three months of fiscal 2001.

     The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                        June 30,    March 31,     June 30,
                                                          2000        2000          1999
                                                        ------      --------      --------
                                                               (Dollars in thousands)

Loans accounted for on a
    non-accrual basis, (non-accruing loans)              $    0       $ 235        $ 416
Impaired loans, accruing                                      0           0            0
Non-accruing loans as a percentage of
  total loans                                              0.00%       0.07%        0.14%
Non-accruing loans as a percentage of
  total assets                                             0.00%       0.06%        0.11%


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000, AND 1999:
---------------------

     Net income for the three months ended June 30, 2000, and 1999, amounted to $765,000 or $0.43 per diluted share and $479,000 or $0.25 per diluted share, respectively.

     Interest income from the Company's loan portfolio increased $927,000 in the first quarter of fiscal 2001. This increase was primarily the result of a $43.7 million increase in the average loan balance in addition to a 14 basis point increase in average rates earned on these loans.

     Incomefrom the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $76,000 during the first quarter of fiscal 2001 when compared to the same fiscal 2000 period. The yield on these assets increased by 88 basis points while the average balance decreased by $7.0 million during the fiscal 2001 quarter.

     Average earning assets increased by $36.8 million while the rate earned on these assets increased 37 basis points to 7.24% during the first quarter of fiscal 2001 when compared to the first quarter of fiscal 2000.

     The Company's cost of deposits increased by $16,000 during the first quarter of fiscal 2001 when compared to the same fiscal 2000 quarter. The rate paid on deposits increased 8 basis points from 3.45% during the quarter ended June 30, 1999 to 3.53% during the quarter ended June 30, 2000. The average balance of these deposits decreased $4.2 million to $265.4 million during the first quarter of fiscal 2001 from $269.6 million during the fiscal 2000 first quarter.

     The average balance of borrowed funds increased by $41.5 million to $98.5 million in the fiscal 2001 first quarter compared to $57.0 million in the same fiscal 2000 quarter. These advances were used to fund loan growth. The rate paid on borrowings increased by 49 basis points in the fiscal 2001 quarter to 5.89% from 5.40% in the fiscal 2000 quarter. The combined effect of these changes resulted in an increase of $680,000 in interest expense on borrowings to $1.4 million in the first quarter of fiscal 2001 compared to $770,000 in fiscal 2000's first quarter.

     The average balance of interest-bearing liabilities increased $37.4 million while the rates paid on these liabilities increased by 38 basis points during the quarter ended June 30, 2000 when compared to the same period one year ago.

     These developments resulted in a $1.0 million increase in interest and dividend income and an increase of $696,000 in interest expense. The combination resulted in a $307,000 increase in net interest and dividend income from the fiscal 2000 quarter to the fiscal 2001 quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the first quarter of fiscal 2001 or fiscal 2000.

     Non-interest income increased by $60,000 to $338,000 in the first quarter of fiscal 2001 from $278,000 in the first fiscal 2000 quarter. The Company recorded $184,000 and $118,000 in net gains from sales of investment securities during the first quarter of fiscal 2001 and fiscal 2000, respectively.  This  $66,000  increase  in  net  gains  from  the  sale  of investment securities is the primary reason for the increase in non-interest income between the two quarters.

     Operating expenses increased $343,000 in the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000. This increase is primarily attributable to an increase of $126,000 in salaries and employee benefits and an increase of $183,000 in advertising due to a marketing effort to promote deposit and other products.

     The provision for Federal and state income taxes amounted to $434,000 and $462,000 during the first quarter of fiscal 2001 and fiscal 2000, respectively. The decreased expense relates primarily to the increased level of pre-tax income offset by a decrease in the effective tax rate due to the implementation of a tax planning strategy during the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 8.91% on June 30, 2000, which exceeded regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENT:
----------------------------

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, Accounting for Costs of a Start-Up Entity. SOP 98-5 requires organizational costs, which were being amortized, to be expensed and accounted for as a cumulative effect of a change in accounting principle. On April 1, 1999, the Bank expensed unamortized organizational costs resulting in a charge to earnings, net of taxes, of $234 thousand.

     In June 1998,  the FASB  issued  SFAS No. 133,  Accounting  for  Derivative
     Instruments and Hedging Activities. SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 also provides for matching the timing of gain or loss recognition on the hedged asset or liability that is attributable to the hedged risk or the earnings effect of the hedged forecasted transaction. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have a material impact on the Company's financial position.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     The Company has experienced no material changes in market risk since the discussion of this in the annual report as of March 31, 2000.

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

                           Part II. Other Information



     Item 1.    Legal Proceedings
                    None

     Item 2.    Changes  in  Securities  and  Use  of  Proceeds
                    Not Applicable

     Item 3.    Defaults upon Senior Securities
                    Not Applicable

     Item 4.    Submission of Matters to a Vote of Security Holders
                    At the Annual Meeting of Stockholders of Central Bancorp, Inc. held on July 27, 2000, stockholders voted affirmatively on the following proposal:


                    To elect three directors to serve until the 2003 Annual meeting of Stockholders.

                                         VOTE             VOTE
ELECTED AT MEETING     TERM              FOR            WITHHELD
------------------     ----              ---            --------

Joseph R. Doherty      3 Years            94%               6%
Terence D. Kenney      3 Years            94%               6%
Nancy D. Neri          3 Years            94%               6%



     Item 5.    Other Information
                    None

     Item 6.    Exhibits and Reports on Form 8-K

                    (a) Exhibits
                        Exhibit 27, FDS, Financial Data Schedule

                    (b)  Reports on Form 8-K

                         During the quarter ended June 30, 2000, the Registrant filed one Current Report on Form 8-K, announcing the adoption of its third stock repurchase program on May 22, 2000.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      ------------------------------------



 8/11/00                                      /s/ John D. Doherty
  ------                                      -------------------
   Date                                           John D. Doherty
                                                  President and Chief Executive
                                                    Officer





 8/11/00                                      /s/ Paul S. Feeley
--------                                      ------------------
   Date                                          Paul S. Feeley
                                                 Senior Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer