Form 10-Q
period 2000-09-30
CENTRAL BANCORP INC /MA/
filed 2000-11-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                              ------------------

                         COMMISSION FILE NUMBER: 0-25251


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


                                    Yes   X      No
                                        -----        -----

          Class                                 Outstanding at November 10, 2000
--------------------------------------          --------------------------------
  Common Stock, $1.00 par value                            1,728,667

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.    Financial Statements

                    Consolidated Statements of Financial Condition at March 31, 2000 and September 30, 2000 (unaudited)

                    Consolidated Statements of Income for the three and six month periods ended September 30, 2000 and 1999 (unaudited)

                    Consolidated Statements of Cash Flows for the six month periods ended September 30, 2000 and 1999 (unaudited)

                    Consolidated Statements of Changes in Stockholders' Equity for the six month periods ended September 30, 2000 and 1999 (unaudited)

                    Notes to Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended September 30, 2000 and 1999

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

         Item 3.    Defaults upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                   September 30,          March 31,
                                                                                       2000                   2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Cash and due from banks                                                         $           5,156       $         6,588
                                                                                  ---------------------------------------
Short-term investments                                                                      4,112                14,802
Investments available for sale:
  Investment securities                                                                    34,093                32,135
  Mortgage-backed securities                                                               21,301                23,308
Stock in Federal Home Loan Bank of Boston, at cost                                          6,150                 5,800
The Co-operative Central Bank Reserve Fund                                                  1,576                 1,576
                                                                                  ---------------------------------------
    Total investments                                                                      67,232                77,621
                                                                                  ---------------------------------------

Loans:
  Mortgage loans                                                                          344,677               314,966
  Other loans                                                                               6,816                 5,047
                                                                                  ---------------------------------------
                                                                                          351,493               320,013
  Less allowance for loan losses                                                           (3,034)               (2,993)
                                                                                  ---------------------------------------
    Net loans                                                                             348,459               317,020
                                                                                  ---------------------------------------

Accrued interest receivable                                                                 2,314                 2,036
Office properties and equipment, net                                                        2,089                 2,218
Deferred tax asset, net                                                                       886                 1,071
Goodwill, net                                                                               2,664                 2,808
Other assets                                                                                  313                   195
                                                                                  ---------------------------------------
    Total assets                                                                $         429,113       $       409,557
                                                                                  =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                      $         268,200       $       258,339
  Advances from Federal Home Loan Bank of Boston                                          119,000               111,000
  Advance payments by borrowers for taxes and insurance                                     1,479                 1,053
  Accrued interest payable                                                                    599                   542
  Accrued income taxes                                                                        655                    --
  Accrued expenses and other liabilities                                                    1,132                 1,226
                                                                                  ---------------------------------------
    Total liabilities                                                                     391,065               372,160
                                                                                  ---------------------------------------

Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                                 --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,970,000 shares (outstanding 1,748,667 and
    1,810,450) at September 30, 2000 and March 31, 2000 respectively                        1,970                 1,970
  Additional paid-in capital                                                               11,190                11,190
  Retained income                                                                          29,824                28,538
  Treasury stock (221,333 shares and 159,550 shares at September 30,
    2000, and March 31, 2000, respectively), at cost                                       (4,091)               (3,043)
  Accumulated other comprehensive income (loss) (note 4)                                     (477)                 (825)
  Unearned compensation - ESOP                                                               (368)                 (433)
                                                                                  ---------------------------------------
    Total stockholders' equity                                                             38,048                37,397
                                                                                  ---------------------------------------
    Total liabilities and stockholders' equity                                  $         429,113       $       409,557
                                                                                  =======================================

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                        September 30,                     September 30,
                                                                    2000          1999               2000            1999
                                                                  ------------------------        --------------------------
Interest and dividend income:
  Mortgage loans                                                $     6,533   $     5,268       $      12,546   $      10,343
  Other loans                                                           162           147                 288             284
  Short-term investments                                                 64            48                 149             255
  Investment securities                                                 616           472               1,226             857
  Mortgage-backed securities                                            359           352                 735             752
  The Co-operative Central Bank Reserve Fund                             25            27                  45              50
                                                                  -----------------------         ---------------------------
    Total interest and dividend income                                7,759         6,314              14,989          12,541
                                                                  -----------------------         ---------------------------
Interest expense:
  Deposits                                                            2,476         2,161               4,819           4,488
  Advances from Federal Home Loan Bank of Boston                      1,821           877               3,271           1,647
                                                                  -----------------------         ---------------------------
    Total interest expense                                            4,297         3,038               8,090           6,135
                                                                  -----------------------         ---------------------------

    Net interest and dividend income                                  3,462         3,276               6,899           6,406
Provision for loan losses                                                --            --                  --              --
                                                                  -----------------------         ---------------------------
    Net interest and dividend income after
      provision for loan losses                                       3,462         3,276               6,899           6,406
                                                                  -----------------------         ---------------------------
Non-interest income:
  Deposit service charges                                               112            99                 216             207
  Net gains from sales of investment securities                         193           494                 376             612
  Other income                                                           49            67                 100             119
                                                                  -----------------------         ---------------------------
    Total non-interest income                                           354           660                 692             938
                                                                  -----------------------         ---------------------------
Operating expenses:
  Salaries and employee benefits                                      1,311         1,216               2,628           2,407
  Occupancy and equipment                                               286           293                 565             589
  Advertising                                                           103           100                 329             143
  Data processing service fees                                          163           144                 291             281
  Professional fees                                                     245           198                 513             412
  Goodwill amortization                                                  72            72                 144             144
  Other expense                                                         260           245                 546             525
                                                                  -----------------------         ---------------------------
    Total operating expenses                                          2,440         2,268               5,016           4,501
                                                                  -----------------------         ---------------------------

    Income before income taxes                                        1,376         1,668               2,575           2,843
Income tax expense                                                      499           636                 933           1,098
                                                                  -----------------------         ---------------------------
    Net Income before cumulative effect of change in
        accounting principle                                            877         1,032               1,642           1,745
Cumulative effect of change in accounting principle                      --            --                  --            (234)
                                                                  -----------------------         ---------------------------
      Net income                                                $       877         1,032       $       1,642   $       1,511
                                                                  =======================         ===========================
Earnings per common share before cumulative effect of
    change in accounting principle                              $      0.51   $      0.54       $        0.93   $        0.91
                                                                  =======================         ===========================
Earnings per common share before cumulative effect of
    change in accounting principle, diluted                     $      0.51   $      0.54       $        0.93   $        0.91
                                                                  =======================         ===========================
Earnings per common share after cumulative effect of
    change in accounting principle                              $      0.51   $      0.54       $        0.93   $        0.79
                                                                  =======================         ===========================
Earnings per common share after cumulative effect of
    change in accounting principle, diluted                     $      0.51   $      0.54       $        0.93   $        0.78
                                                                  =======================         ===========================

Weighted average common shares outstanding                            1,731         1,907               1,759           1,920

Weighted average common shares outstanding, diluted                   1,733         1,914               1,760           1,926


See accompanying notes to unaudited consolidated financial statements.

                                           CENTRAL BANCORP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                                   Six Months Ended
                                                                                                     September 30,
                                     (In Thousands)                                              2000            1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                              $      1,642       $         1,511
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                              221                   238
      Amortization of premiums, fees and discounts                                                45                    65
      Amortization of goodwill                                                                   144                   144
      Net gains from sales of investment securities                                             (376)                 (612)
Decrease (increase) in deferred tax asset                                                        185                  (436)
Increase in accrued interest receivable                                                         (278)                 (284)
(Increase) decrease in other assets                                                             (118)                  257
Increase (decrease) in advance payments by borrowers for taxes and insurance                     426                  (259)
Increase in accrued interest payable                                                              57                    49
Increase in accrued income taxes                                                                 655                   446
(Decrease) increase in accrued expenses and other liabilities                                    (94)                  267
                                                                                          -----------------------------------
      Net cash provided by operating activities                                                2,509                 1,386
                                                                                          -----------------------------------

Cash flows from investing activities:

    Principal collected on loans                                                              31,224                41,716
    Loan originations                                                                        (62,663)              (59,579)
    Principal payments on mortgage-backed securities available for sale                        2,021                 6,315
    Purchase of investment securities available for sale                                      (3,169)              (13,022)
    Maturities of investment securities available for sale                                        --                 2,000
    Proceeds from sales of investment securities available for sale                            1,876                 4,402
    Net decrease in short-term investments                                                    10,690                11,297
    Purchase of Stock in Federal Home Loan Bank of Boston                                       (350)                 (314)
    Purchase of office properties and equipment                                                  (92)                  (32)
                                                                                          -----------------------------------
      Net cash (used in) provided by investing activities                                    (20,463)               (7,217)
                                                                                          -----------------------------------

Cash flows from financing activities:

    Net increase (decrease) in deposits                                                        9,861               (10,116)
    Proceeds from advances from FHLB of Boston                                               119,000                29,435
    Payments on advances from FHLB of Boston                                                (111,000)              (12,000)
    Purchase of Treasury stock                                                                (1,048)               (1,094)
    Payments of dividends on common stock                                                       (356)                 (313)
    Amortization of unearned compensation - ESOP                                                  65                    66
                                                                                          -----------------------------------
      Net cash provided by (used in) financing activities                                     16,522                 5,978
                                                                                          -----------------------------------

    Net (decrease) increase in cash and due from banks                                        (1,432)                  147
    Cash and due from banks at beginning of period                                             6,588                 4,964
                                                                                          -----------------------------------
    Cash and due from banks at end of period                                            $      5,156       $         5,111
                                                                                          ===================================

    Supplemental  disclosure  of cash flow  information:
      Cash paid  during  the period for:
        Interest                                                                        $      8,033       $         6,086
        Income taxes                                                                             278                   652


See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                     Additional
                                                            Common    Paid-in     Retained        Treasury
      (In Thousands)                                        Stock     Capital      Income          Stock
------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 1999
-------------------------------------
  Balance at March 31, 1999                                   $1,967     $11,171    $25,894         $    --
                                                              ------     -------    -------         -------
  Net income                                                      --          --      1,511              --


  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --              --
                                                              ------     -------    -------         -------
         Comprehensive income (loss)                              --          --      1,511              --
                                                              ------     -------    -------         -------

  Purchase of treasury stock                                      --          --         --          (1,094)
  Dividends Paid                                                  --          --       (313)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    -------         -------
  Balance at September 30, 1999                               $1,967     $11,171    $27,092         $(1,094)
                                                              ======     =======    =======         =======


Six Months Ended September 30, 2000
-------------------------------------
  Balance at March 31, 2000                                   $1,970     $11,190    $28,538         $(3,043)
                                                              ------     -------    -------         -------
  Net income                                                      --          --      1,642              --


  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --              --
                                                              ------     -------    -------         -------
         Comprehensive income (loss)                              --          --      1,642              --
                                                              ------     -------    -------         -------

  Purchase of treasury stock                                      --          --         --          (1,048)
  Dividends Paid                                                  --          --       (356)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    -------         -------
  Balance at September 30, 2000                               $1,970     $11,190    $29,824         $(4,091)
                                                              ======     =======    =======         =======

                                                          Accumulated
                                                            Other           Unearned         Total
                                                          Comprehensive   Compensation    Stockholders'
      (In Thousands)                                      Income (loss)       ESOP           Equity
------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 1999
-----------------------------------

  Balance at March 31, 1999                                  $ 327        $  (617)        $ 38,742
                                                             -----         ------          -------
  Net Income                                                    --             --            1,511
  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)             (718)            --             (718)
                                                             -----         ------          -------
         Comprehensive income (loss)                          (718)            --              793
                                                             -----         ------          -------


  Purchase of treasury stock                                    --             --           (1,094)
  Dividends Paid                                                --             --             (313)
  Amortization of unearned compensation - ESOP                  --             66               66
                                                             -----         ------         --------


  Balance at September 30, 1999                              $(391)       $  (551)        $ 38,194
                                                             =====         ======         ========


Six Months Ended September 30, 2000
-----------------------------------
  Balance at March 31, 2000                                  $(825)       $  (433)       $  37,397
                                                             -----         ------          -------


  Net income                                                    --             --            1,642
  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)              348             --              348
                                                             -----         ------          -------
          Comprehensive income (loss)                          348             --            1,990
                                                             -----         ------          -------
  Purchase of treasury stock                                    --             --           (1,048)
  Dividends Paid                                                --             --             (356)
  Amortization of unearned compensation - ESOP                  --             65               65
                                                             -----         ------         --------
  Balance at September 30, 2000                              $(477)        $ (368)        $ 38,048
                                                             =====         ======         ========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

         The consolidated financial statements of the Registrant for September 30, 2000 and 1999 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2000, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

         Commitments at September 30, 2000 follow:                              (In Thousands)

            Unused lines of credit...............................................$    10,894
            Unadvanced portions of construction loans............................      6,418
            Unadvanced portions of commercial loans..............................      5,377
            Commitments to originate commercial loans............................     14,517
            Commitments to originate residential mortgage loans:
                  Fixed rate.....................................................        882
                  Adjustable rate................................................        841

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                                        For the Six Months Ended
                                    (In Thousands)                                         September 30, 2000
             ------------------------------------------------------------------------------------------------------------------
                                                                                 Before-
                                                                                   Tax              Tax            After-Tax
                                                                                  Amount          Expense            Amount
                                                                                  ------          -------          ---------
             Unrealized gains on securities:
               Unrealized holding gains arising during period                    $   909           $  321            $  588

               Less: reclassification adjustment for
                 gains realized in net income                                        376              136               240
                                                                                 ----------------------------------------------

               Other comprehensive income                                        $   533           $  185            $  348
                                                                                 ==============================================

                                                                                        For the Six Months Ended
                                                                                           September 30, 1999
                                                                           ----------------------------------------------------
                                                                                 Before-
                                                                                   Tax              Tax            After-Tax
                                                                                  Amount          Expense            Amount
                                                                                  ------          -------          ---------
             Unrealized gains (losses) on securities:
               Unrealized holding losses arising during period                   $  (542)          $ (200)           $ (342)

               Less:  reclassification adjustment for
                 gains realized in net income                                        612              236               376
                                                                                 ----------------------------------------------

               Other comprehensive loss                                          $(1,154)          $ (436)           $ (718)
                                                                                 ==============================================


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

      Net income amounted to $877,000, or $0.51 per diluted share for the three months ended September 30, 2000 as compared to net income of $1,032,000, or $0.54 per diluted share in the corresponding quarter ended September 30, 1999.

      Net income for the current quarter was lower than net income for the same period in 1999 primarily due to a $301,000 decrease in net gain from sales of investment securities. Net interest and dividend income increased $186,000 in the September 30, 2000 quarter over the prior years quarter, reflecting significantly higher income from mortgage loans. The Company's operating expenses increased by $172,000 during the September 30, 2000 quarter over the September 30, 1999 quarter principally due to higher salaries and employee benefits.


FINANCIAL CONDITION:
-------------------

      The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2000, to September 30, 2000.

      Total assets increased from $409.5 million at March 31, 2000 to $429.1 million at September 30, 2000 primarily as a result of an increase in deposits and advances from the Federal Home Loan Bank of Boston which were invested in the Company's loan portfolio, offset by a decrease in investments.

      The Company's loan balance grew by $31.5 million or 9.8% as a result of loan originations amounting to $62.7 million, of which $27.3 were in residential real estate loans. Loan amortization and pay-offs amounted to $31.2 million. The Company's investment portfolio decreased by $10.4 million, primarily as a result of pay-downs of mortgage-backed securities and a decline in short term investments, offset by purchases of investment securities. Proceeds generated from the decline in the Company's investment portfolio were primarily used to partially fund the increase in the loan portfolio.

      Deposits increased during the six month period by $9.9 million primarily due to an increase of $8.7 million in term deposit certificates and were also used to fund the increase in the loan portfolio.

      During the quarter ended September 30, 2000 the Company repurchased 23,200 of Central Bancorp's common stock in connection with the previously announced third buy back program authorized by the Board of Directors. So far we have repurchased 221,333 shares at an average cost of $18.48 per share. This amounts to 11.24% of the common stock issued and outstanding prior to the adoption of the first buyback program in April of 1999. At September 30, 2000, there were remaining 59,503 shares authorized under the third stock repurchase program. Completion of the new program will depend on market conditions and there is no guaranty of the exact number of shares the Company will repurchase.

NON-PERFORMING ASSETS:
---------------------

      The Company had no non-accruing loans at September 30, 2000, a decrease of $235 thousand or 100.0% from March 31, 2000. There was no interest income not recognized on non-accruing loans for the first six months of fiscal 2001.

      The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                  Sept. 30,    March 31,    Sept. 30,
                                                    2000         2000         1999
                                                    ----         ----         ----
                                                         (Dollars in thousands)
Loans accouted for on a
   non-accrual basis, (non-accruing loans)         $   0       $  235        $  38
Impaired loans, accruing                               0            0            0
Non-accruing loans as a percentage of
   total loans                                      0.00%        0.07%        0.01%
Non-accruing loans as a percentage of
   total assets                                     0.00%        0.06%        0.01%

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000, AND 1999:
--------------------

      Net income for the three months ended September 30, 2000, and 1999, amounted to $877,000 or $0.51 per diluted share and $1,032,000 or $0.54 per diluted share, respectively.

      Interest income from the Company's loan portfolio increased $1.3 million in the second quarter of fiscal 2001. This increase was primarily the result of a $53.0 million increase in the average loan balance in addition to a 35 basis point increase in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $165,000 during the second quarter of fiscal 2001 when compared to the same fiscal 2000 period. The yield on these assets increased by 68 basis points while the average balance increased by $3.5 million during the fiscal 2001 quarter.

     Average earning assets increased by $56.5 million while the rate earned on these assets increased 43 basis points to 7.50% during the second quarter of fiscal 2001 when compared to the second quarter of fiscal 2000.

     The Company's cost of deposits increased by $315,000 during the second quarter of fiscal 2001 when compared to the same fiscal 2000 quarter. The rate paid on deposits increased 12 basis points from 3.57% during the quarter ended September 30, 1999 to 3.69% during the quarter ended September 30, 2000. The average balance of these deposits increased $26.4 million to $268.2 million during the second quarter of fiscal 2001 from $241.9 million during the fiscal 2000 second quarter.

     The average balance of borrowed funds increased by $44.6 million to $115.5 million in the fiscal 2001 second quarter compared to $70.9 million in the same fiscal 2000 quarter. These advances were used to fund loan growth. The rate paid on borrowings increased by 136 basis points in the fiscal 2001 quarter to 6.31% from 4.95% in the fiscal 2000 quarter. The combined effect of these changes resulted in an increase of $944,000 in interest expense on borrowings to $1.8 million in the second quarter of fiscal 2001 compared to $877,000 in fiscal 2000's second quarter.

     The average balance of total interest-bearing liabilities increased $71.0 million while the rates paid on these liabilities increased by 59 basis points during the quarter ended September 30, 2000 when compared to the same period one year ago.

     These developments resulted in a $1.4 million increase in interest and dividend income and an increase of $1.3 million in interest expense. The combination resulted in a $186,000 increase in net interest and dividend income from the fiscal 2000 quarter to the fiscal 2001 quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the second quarter of fiscal 2001 or fiscal 2000.

     Non-interest income decreased by $306,000 to $354,000 in the second quarter of fiscal 2001 from $660,000 in the second fiscal 2000 quarter. The Company recorded $193,000 and $494,000 in net gains from sales of investment securities during the second quarter of fiscal 2001 and fiscal 2000, respectively. This $301,000 decrease in net gains from the sale of investment securities is the primary reason for the decrease in non-interest income between the two quarters.

     Operating expenses increased $172,000 in the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000. This increase is primarily attributable to an increase of $95,000 in salaries and employee benefits and an increase of $47,000 in professional fees due to the implementation of a tax planning strategy during fiscal 2000.

     The provision for Federal and state income taxes amounted to $499,000 and $636,000 during the second quarter of fiscal 2001 and fiscal 2000, respectively. The decreased expense relates primarily to the decreased level of pre-tax income and by a decrease in the effective tax rate due to the implementation of the tax planning strategy.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2000, AND 1999:
---------------------

     Net income for the six months ended September 30, 2000, and 1999, amounted to $1.6 million or $0.93 per diluted share and $1.5 million or $0.78 per diluted share, respectively.

     Interest income from the Company's loan portfolio increased $2.2 million for the six months ended September 30, 2000. This increase was primarily the result of a $48.6 million increase in the average loan balance in addition to a 25 basis point increase in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $241,000 during the six months ended September 30, 2000 when compared to the same fiscal 2000 period. The yield on these assets increased by 103 basis points while the average balance decreased by $4.1 million during the six months ended September 30, 2000.

     Average earning assets increased by $44.5 million while the rate earned on these assets increased 44 basis points to 7.42% during the six months ended September 30, 2000 when compared to the same period of fiscal 2000.

     The Company's cost of deposits increased by $331,000 during the six months ended September 30, 2000 when compared to the same fiscal 2000 period. The rate paid on deposits increased 10 basis points from 3.51% during the six months ended September 30, 1999 to 3.61% during the six months ended September 30, 2000. The average balance of these deposits increased $11.1 million to $266.8 million during the six months ended September 30, 2000 from $255.7 million during the fiscal 2000 six month period.

     The average balance of borrowed funds increased by $43.1 million to $107.0 million in the six months ended September 30, 2000 compared to $63.9 million in the same period in fiscal 2000. These advances were used to fund loan growth. The rate paid on borrowings increased by 96 basis points in the fiscal 2001 quarter to 6.11% from 5.15% in the same six months period in fiscal 2000. The combined effect of these changes resulted in an increase of $1.7 million in interest expense on borrowings to $3.3 million in the six months ended September 30, 2000 compared to $1.6 million for the six months ended September 30, 1999.

     The average balance of total interest-bearing liabilities increased $54.2 million while the rates paid on these liabilities increased by 49 basis points during the six months ended September 30, 2000 when compared to the same period one year ago.

     These developments resulted in a $2.4 million increase in interest and dividend income and an increase of $2.0 million in interest expense. The combination resulted in a $493,000 increase in net interest and dividend income from the six months ended September 30, 1999 to the same period in fiscal 2001.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the second quarter of fiscal 2001 or fiscal 2000.

     Non-interest income decreased by $246,000 to $692,000 in the six months ended September 30, 2000 from $938,000 in the same period in fiscal 2000. The Company recorded $376,000 and $612,000 in net gains from sales of investment securities during the six months ended September 30, 2000 and 1999, respectively. This $236,000 decrease in net gains from the sale of investment securities is the primary reason for the decrease in non-interest income between the two periods.

     Operating expenses increased $515,000 in the six months ended September 30, 2000 compared to the same period of fiscal 2000. This increase is primarily attributable to an increase of $221,000 in salaries and employee benefits, an increase of $101,000 in professional fees due to the implementation of a tax planning strategy during fiscal 2000 and an increase of $186,000 in advertising due to a marketing effort to promote deposit and other products.

     The provision for Federal and state income taxes amounted to $933,000 and $1,098,000 during the six months ended September 30, 2000 and 1999, respectively. The decreased expense relates primarily to the decreased level of pre-tax income and by a decrease in the effective tax rate due to the implementation of the tax planning strategy.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 8.87% on September 30, 2000, which exceeded regulatory requirements.


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

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which supercedes the guidance of SFAS No. 125. The provisions of SFAS No. 140 will become effective for certain transactions occurring after March 31, 2001 and for disclosures relating to certain transactions for fiscal years ending after December 15, 2000. Management does not expect SFAS No. 140 to have a material impact on the Company's consolidated financial statements.



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

         Item 3.     Defaults upon Senior Securities
                           Not Applicable

         Item 4.     Submission of Matters to a Vote of Security Holders
                           None

         Item 5.     Other Information
                           None

         Item 6.     Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                                    Exhibit 27, FDS, Financial Data Schedule

                           (b)      Reports on Form 8-K
                                    During the quarter ended September 30, 2000, the Registrant did not file a Current Report on Form 8-K.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       CENTRAL BANCORP, INC. AND SUBSIDIARY
                                       ------------------------------------






 11/10/00                              S/ John D. Doherty
---------                              ------------------
   Date                                John D. Doherty
                                       President and Chief Executive Officer





 11/10/00                              S/ Paul S. Feeley
---------                              -----------------
   Date                                Paul S. Feeley
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer