Form 10-Q
period 2000-12-31
CENTRAL BANCORP INC /MA/
filed 2001-02-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2000
                              -----------------

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


                                    Yes X    No
                                       ---     ---

           Class                        Outstanding at February 13, 2001
-----------------------------          --------------------------------
Common Stock, $1.00 par value                    1,689,164

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 2000 and December 31, 2000 (unaudited)

                  Consolidated Statements of Income for the three and nine month periods ended December 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Changes in Stockholders' Equity for the nine month periods ended December 31, 2000 and 1999 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended December 31, 2000 and 1999

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  (Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000)

PART II. OTHER INFORMATION
         -----------------

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:



                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                   December 31,             March 31,
                                                                                       2000                   2000
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Cash and due from banks                                                         $           5,997       $         6,588
                                                                                  ---------------------------------------
Short-term investments                                                                      6,664                14,802
Investments available for sale:
  Investment securities                                                                    35,644                32,135
  Mortgage-backed securities                                                               20,315                23,308
Stock in Federal Home Loan Bank of Boston, at cost                                          6,150                 5,800
The Co-operative Central Bank Reserve Fund                                                  1,576                 1,576
                                                                                  ---------------------------------------
    Total investments                                                                      70,349                77,621
                                                                                  ---------------------------------------

Loans:
  Mortgage loans                                                                          342,954               314,966
  Other loans                                                                               7,812                 5,047
                                                                                  ---------------------------------------
                                                                                          350,766               320,013
  Less allowance for loan losses                                                           (3,082)               (2,993)
                                                                                  ---------------------------------------
    Net loans                                                                             347,684               317,020
                                                                                  ---------------------------------------

Accrued interest receivable                                                                 2,416                 2,036
Office properties and equipment, net                                                        2,089                 2,218
Deferred tax asset, net                                                                       793                 1,071
Goodwill, net                                                                               2,592                 2,808
Other assets                                                                                  473                   195
                                                                                  ---------------------------------------
    Total assets                                                                $         432,393       $       409,557
                                                                                  =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                      $         273,673       $       258,339
  Advances from Federal Home Loan Bank of Boston                                          117,000               111,000
  Advance payments by borrowers for taxes and insurance                                     1,287                 1,053
  Accrued interest payable                                                                    624                   542
  Accrued income taxes                                                                        468                    --
  Accrued expenses and other liabilities                                                    1,367                 1,226
                                                                                  ---------------------------------------
    Total liabilities                                                                     394,419               372,160
                                                                                  ---------------------------------------

Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                                 --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,970,000 shares (outstanding 1,689,164 and
    1,810,450) at December 31, 2000 and March 31, 2000 respectively                         1,970                 1,970
  Additional paid-in capital                                                               11,190                11,190
  Retained income                                                                          30,550                28,538
  Treasury stock (280,836 shares and 159,550 shares at December 31,
2000, and March 31, 2000, respectively), at cost                                           (5,135)               (3,043)
  Accumulated other comprehensive income (loss) (note 4)                                     (265)                 (825)
  Unearned compensation - ESOP                                                               (336)                 (433)
                                                                                  ---------------------------------------
    Total stockholders' equity                                                             37,974                37,397
                                                                                  ---------------------------------------
    Total liabilities and stockholders' equity                                  $         432,393       $       409,557
                                                                                  =======================================


See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                        December 31,                      December 31,
                                                                    2000          1999               2000            1999
                                                                  ------------------------        ----------------------------
Interest and dividend income:
  Mortgage loans                                                $     6,596   $     5,525       $      19,142   $      15,868
  Other loans                                                           252           164                 540             448
  Short-term investments                                                127            67                 276             322
  Investment securities                                                 780           648               2,006           1,505
  Mortgage-backed securities                                            350           354               1,085           1,106
  The Co-operative Central Bank Reserve Fund                             17            21                  63              71
                                                                  ------------------------        ----------------------------
    Total interest and dividend income                                8,122         6,779              23,112          19,320
                                                                  ------------------------        ----------------------------
Interest expense:
  Deposits                                                            2,589         2,027               7,408           6,515
  Advances from Federal Home Loan Bank of Boston                      1,883         1,275               5,154           2,922
                                                                  ------------------------        ----------------------------
    Total interest expense                                            4,472         3,302              12,562           9,437
                                                                  ------------------------        ----------------------------

    Net interest and dividend income                                  3,650         3,477              10,550           9,883
Provision for loan losses                                                --            --                  --              --
                                                                  ------------------------        ----------------------------
    Net interest and dividend income after
      provision for loan losses                                       3,650         3,477              10,550           9,883
                                                                  ------------------------        ----------------------------
Non-interest income:
  Deposit service charges                                               118           113                 334             320
  Net gains from sales of investment securities                         275           231                 651             843
  Other income                                                           51            50                 151             169
                                                                  ------------------------        ----------------------------
    Total non-interest income                                           444           394               1,136           1,332
                                                                  ------------------------        ----------------------------
Operating expenses:
  Salaries and employee benefits                                      1,517         1,148               4,145           3,555
  Occupancy and equipment                                               304           276                 869             865
  Advertising                                                           107            67                 437             210
  Data processing service fees                                          243           135                 534             416
  Professional fees                                                     142           234                 655             646
  Goodwill amortization                                                  72            72                 216             216
  Other expense                                                         300           316                 846             841
                                                                  ------------------------        ----------------------------
    Total operating expenses                                          2,685         2,248               7,702           6,749
                                                                  ------------------------        ----------------------------

    Income before income taxes                                        1,409         1,623               3,984           4,466
Income tax expense                                                      509           603               1,442           1,701
                                                                  ------------------------        ----------------------------
    Net Income before cumulative effect of change in
        accounting principle                                            900         1,020               2,542           2,765
Cumulative effect of change in accounting principle                      --            --                  --            (234)
                                                                  ------------------------        ----------------------------
      Net income                                                $       900         1,020       $       2,542   $       2,531
                                                                  ========================        ============================


Earnings per common share before cumulative effect of
    change in accounting principle                              $      0.53   $      0.55       $        1.46   $        1.45
                                                                  ========================        ============================

Earnings per common share before cumulative effect of
    change in accounting principle, diluted                     $      0.53   $      0.55       $        1.46   $        1.45
                                                                  ========================        ============================

Earnings per common share after cumulative effect of
    change in accounting principle                              $      0.53   $      0.55       $        1.46   $        1.33
                                                                  ========================        ============================

Earnings per common share after cumulative effect of
    change in accounting principle, diluted                     $      0.53   $      0.55       $        1.46   $        1.33
                                                                  ========================        ============================

Weighted average common shares outstanding                            1,690         1,865               1,736           1,901

Weighted average common shares outstanding, diluted                   1,692         1,868               1,738           1,906


See accompanying notes to unaudited consolidated financial statements.

                                           CENTRAL BANCORP, INC. AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  December 31,
                                     (In Thousands)                                         2000            1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                                $    2,542        $  2,531
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                              331             355
      Amortization of premiums, fees and discounts                                                65              92
      Amortization of goodwill                                                                   216             216
      Net gains from sales of investment securities                                             (651)           (843)
Decrease in deferred tax asset                                                                   278             234
Increase in accrued interest receivable                                                         (380)           (202)
(Increase) decrease in other assets                                                             (278)            342
Increase (decrease) in advance payments by borrowers for taxes and insurance                     234            (143)
Increase in accrued interest payable                                                              82             212
Increase in accrued income taxes                                                                 468             244
Increase in accrued expenses and other liabilities                                               141             136
                                                                                          -----------------------------
      Net cash provided by operating activities                                                3,048           3,174
                                                                                          -----------------------------

Cash flows from investing activities:

    Principal collected on loans                                                              39,806          55,640
    Loan originations                                                                        (70,470)        (90,167)
    Principal payments on mortgage-backed securities available for sale                        3,058           8,351
    Purchase of investment securities available for sale                                      (5,470)        (17,693)
    Maturities of investment securities available for sale                                        --           2,500
    Proceeds from sales of investment securities available for sale                            2,692           4,376
    Net decrease in short-term investments                                                     8,138          12,920
    Purchase of Stock in Federal Home Loan Bank of Boston                                         --          (1,955)
    Purchase of office properties and equipment                                                 (202)            (77)
                                                                                          -----------------------------
      Net cash (used in) provided by investing activities                                    (22,448)        (26,105)
                                                                                          -----------------------------

Cash flows from financing activities:

    Net increase (decrease) in deposits                                                       15,334         (21,880)
    Proceeds from advances from FHLB of Boston                                               127,000         106,420
    Payments on advances from FHLB of Boston                                                (121,000)        (53,500)
    Proceeds from exercise of stock options                                                       --              22
    Purchase of Treasury stock                                                                (2,092)         (2,027)
    Payments of dividends on common stock                                                       (530)           (503)
    Amortization of unearned compensation - ESOP                                                  97              98
                                                                                          -----------------------------
      Net cash provided by (used in) financing activities                                     18,809          28,630
                                                                                          -----------------------------

    Net (decrease) increase in cash and due from banks                                          (591)          5,699
    Cash and due from banks at beginning of period                                             6,588           4,964
                                                                                          -----------------------------
    Cash and due from banks at end of period                                            $      5,997       $  10,663
                                                                                          =============================

    Supplemental  disclosure  of cash flow  information:  Cash paid  during  the period for:
        Interest                                                                        $     12,480       $   9,225
        Income taxes                                                                             974           1,457



See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)



                                                                     Additional
                                                            Common    Paid-in     Retained        Treasury
      (In Thousands)                                        Stock     Capital      Income          Stock
------------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1999
-------------------------------------
  Balance at March 31, 1999                                   $1,967     $11,171    $25,894         $    --
                                                              ------     -------    -------         -------
  Net income                                                      --          --      2,531              --


  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)                 --          --         --              --
                                                              ------     -------    -------         -------
         Comprehensive income (loss)                              --          --      2,531              --
                                                              ------     -------    -------         -------

  Proceeds from exercise of stock options                          3          19         --              --

  Purchase of treasury stock                                      --          --         --          (2,027)
  Dividends Paid                                                  --          --       (503)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    -------         -------
  Balance at December 31, 1999                                $1,970     $11,190    $27,922         $(2,027)
                                                              ======     =======    =======         =======


Nine Months Ended December 31, 2000
-----------------------------------
  Balance at March 31, 2000                                   $1,970     $11,190    $28,538         $(3,043)
                                                              ------     -------    -------         -------
  Net income                                                      --          --      2,542              --


  Other Comprehensive Income (loss), net of tax
    Unrealized gains on securities,
      net of reclassification adjustment (note 4)                 --          --         --              --
                                                              ------     -------    -------         -------
         Comprehensive income (loss)                              --          --      2,542              --
                                                              ------     -------    -------         -------

  Purchase of treasury stock                                      --          --         --          (2,092)
  Dividends Paid                                                  --          --       (530)             --
  Amortization of unearned compensation - ESOP                    --          --         --              --
                                                              ------     -------    -------         -------
  Balance at December 31, 2000                                $1,970     $11,190    $30,550         $(5,135)
                                                              ======     =======    =======         =======

                                                          Accumulated
                                                            Other           Unearned         Total
                                                          Comprehensive   Compensation    Stockholders'
      (In Thousands)                                      Income (Loss)       ESOP           Equity
------------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 1999
-----------------------------------

  Balance at March 31, 1999                                  $ 327        $  (617)        $ 38,742
                                                             -----         ------          -------
  Net Income                                                    --             --            2,531
  Other Comprehensive Income (loss), net of tax
    Unrealized (losses) on securities,
      net of reclassification adjustment (note 4)             (738)            --             (738)
                                                             -----         ------          -------
         Comprehensive income (loss)                          (738)            --            1,793
                                                             -----         ------          -------

  Proceeds from exercise of stock options                       --             --               22

  Purchase of treasury stock                                    --             --           (2,027)
  Dividends Paid                                                --             --             (503)
  Amortization of unearned compensation - ESOP                  --             98               98
                                                             -----         ------         --------


  Balance at December 31, 1999                               $(411)       $  (519)        $ 38,125
                                                             =====         ======         ========


Nine Months Ended December 31, 2000
-----------------------------------
  Balance at March 31, 2000                                  $(825)       $  (433)       $  37,397
                                                             -----         ------          -------


  Net income                                                    --             --            2,542
  Other Comprehensive Income (loss), net of tax
    Unrealized gains on securities,
      net of reclassification adjustment (note 4)              560             --              560
                                                             -----         ------          -------
          Comprehensive income (loss)                          560             --            3,102
                                                             -----         ------          -------
  Purchase of treasury stock                                    --             --           (2,092)
  Dividends Paid                                                --             --             (530)
  Amortization of unearned compensation - ESOP                  --             97               97
                                                             -----         ------         --------
  Balance at December 31, 2000                               $(265)        $ (336)        $ 37,974
                                                             =====         ======         ========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

         The consolidated financial statements of the Registrant for December 31, 2000 and 1999 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2000, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.


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

         Commitments at December 31, 2000 follow:                 (In Thousands)

            Unused lines of credit...................................$10,528
            Unadvanced portions of construction loans................  8,926
            Unadvanced portions of commercial loans..................    889
            Commitments to originate commercial loans................ 16,661
            Commitments to originate residential mortgage loans:
                  Fixed rate.........................................  1,728
                  Adjustable rate....................................    101

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

               The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                                        For the Nine Months Ended
                                    (In Thousands)                                          December 31, 2000
             ------------------------------------------------------------------------------------------------------------------
                                                                               Before-
                                                                                Tax                 Tax             After-Tax
                                                                               Amount              Expense            Amount
                                                                               ------              -------          ---------

              Unrealized gains on securities:
               Unrealized holding gains arising during period                  $   1,488         $      512         $      976

               Less: reclassification adjustment for
                 gains realized in net income                                        651                235                416
                                                                                 ----------------------------------------------

               Other comprehensive income                                      $     837         $      277         $      560
                                                                                 ==============================================

                                                                                        For the Nine Months Ended
                                                                                            December 31, 1999
                                                                           ----------------------------------------------------
                                                                             Before-
                                                                               Tax              Tax (Benefit)       After-Tax
                                                                               Amount              Expense            Amount
                                                                               ------           -------------       ---------
             Unrealized (losses) on securities:
               Unrealized holding losses arising during period                 $    (309)        $      (93)        $     (216)

               Less:  reclassification adjustment for
                 gains realized in net income                                        843                321                522
                                                                                 ----------------------------------------------

               Other comprehensive loss                                        $  (1,152)        $     (414)        $     (738)
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

      Net income amounted to $900,000, or $0.53 per diluted share for the three months ended December 31, 2000 as compared to net income of $1,020,000, or $0.55 per diluted share in the corresponding quarter ended December 31, 1999.

      Net interest and dividend income increased $173,000 in the December 31, 2000 quarter over the prior years quarter, reflecting significantly higher income from mortgage loans. The Company's operating expenses increased by $437,000 during the December 31, 2000 quarter over the December 31, 1999 quarter principally due to higher salaries and employee benefits, including an expenditure relating to the settlement of a severance claim, and to an increase in data processing costs associated with the conversion to a new computer system.


Financial Condition:
-------------------

      The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2000, to December 31, 2000.

      Total assets increased from $409.6 million at March 31, 2000 to $432.4 million at December 31, 2000 primarily as a result of an increase in deposits and advances from the Federal Home Loan Bank of Boston which were invested in the Company's loan portfolio, offset by a decrease in investments.

      The Company's loan balance grew by $30.7 million or 9.7% as a result of loan originations amounting to $70.4 million, of which $30.9 were in residential real estate loans. Loan amortization and pay-offs amounted to $39.8 million. The Company's investment portfolio decreased by $7.3 million, primarily as a result of pay-downs of mortgage-backed securities and a decline in short term investments, offset by purchases of investment securities. Proceeds generated from the decline in the Company's investment portfolio were primarily used to partially fund the increase in the loan portfolio.

      Deposits increased during the nine month period by $15.3 million primarily due to an increase of $15.1 million in term deposit certificates and were also used to fund the increase in the loan portfolio.

      During the quarter ended December 31,2000,the Company completed the previously announced third buyback of Central Bancorp's common stock by repurchasing 59,503 shares. The shares repurchased since the first buyback program was adopted in April 1999 total 280,836, at an average cost of $18.29 per share. This amounts to 14.3% of the common stock issued and outstanding prior to the adoption of the first buyback program. In December 2000, the Board announced the intention to begin a fourth buyback program to repurchase up to 5% of the stock currently issued and outstanding through privately negotiated and/or open market purchases. Completion of the new program will depend on market conditions and there is no guaranty of the exact number of shares the Company will repurchase.


NON-PERFORMING ASSETS:
---------------------

      The Company had non-accruing loans totaling $16,000 at December 31, 2000, a decrease of $219,000 or 93.2% from March 31, 2000. Interest income not recognized on non-accruing loans amounted to $1,000 for the first nine months of fiscal 2001.

      The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                  Dec. 31,    March 31,     Dec. 31,
                                                    2000         2000         1999
                                                    ----         ----         ----
                                                         (Dollars in thousands)
Loans accouted for on a
   non-accrual basis, (non-accruing loans)         $  16       $  235        $  38
Impaired loans, accruing                               0            0            0
Non-accruing loans as a percentage of
   total loans                                      0.00%        0.07%        0.01%
Non-accruing loans as a percentage of
   total assets                                     0.00%        0.06%        0.01%

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000, AND 1999:
---------------------

      Net income for the three months ended December 31, 2000, and 1999, amounted to $900,000 or $0.53 per diluted share and $1,020,000 or $0.55 per diluted share, respectively.

      Interest income from the Company's loan portfolio increased $1.1 million in the third quarter of fiscal 2001. This increase was primarily the result of a $41.6 million increase in the average loan balance in addition to a 44 basis point increase in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $184,000 during the third quarter of fiscal 2001 when compared to the same fiscal 2000 period. The yield on these assets increased by 41 basis points while the average balance increased by $6.6 million during the fiscal 2001 quarter.

      Average earning assets increased by $48.2 million while the rate earned on these assets increased 44 basis points to 7.74% during the third quarter of fiscal 2001 when compared to the third quarter of fiscal 2000.

      The Company's cost of deposits increased by $562,000 during the third quarter of fiscal 2001 when compared to the same fiscal 2000 quarter. The rate paid on deposits increased 58 basis points from 3.23% during the quarter ended December 31, 1999 to 3.81% during the quarter ended December 31, 2000. The average balance of these deposits increased $20.7 million to $271.9 million during the third quarter of fiscal 2001 from $251.2 million during the fiscal 2000 third quarter.

      The average balance of borrowed funds increased by $26.6 million to $118.1 million in the fiscal 2001 third quarter compared to $91.5 million in the same fiscal 2000 quarter. These advances were used to fund loan growth. The rate paid on borrowings increased by 81 basis points in the fiscal 2001 quarter to 6.38% from 5.57% in the fiscal 2000 quarter. The combined effect of these changes resulted in an increase of $608,000 in interest expense on borrowings to $1.9 million in the third quarter of fiscal 2001 compared to $1.3 million in fiscal 2000's third quarter.

      The average balance of total interest-bearing liabilities increased $47.3 million while the rates paid on these liabilities increased by 73 basis points during the quarter ended December 31, 2000 when compared to the same period one year ago.

      These developments resulted in a $1.3 million increase in interest and dividend income and an increase of $1.2 million in interest expense. The combination resulted in a $173,000 increase in net interest and dividend income from the fiscal 2000 quarter to the fiscal 2001 quarter.

      The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the third quarter of fiscal 2001 or fiscal 2000.

      Non-interest income increased by $50,000 to $444,000 in the third quarter of fiscal 2001 from $394,000 in the third fiscal 2000 quarter. The Company recorded $275,000 and $231,000 in net gains from sales of investment securities during the third quarters of fiscal 2001 and fiscal 2000, respectively. This $44,000 increase in net gains from the sale of investment securities is the primary reason for the increase in non-interest income between the two quarters.

      Operating expenses increased $437,000 in the third quarter of fiscal 2001 compared to the same quarter of fiscal 2000. This increase is primarily attributable to an increase of $369,000 in salaries and employee benefits, which includes an expenditure relating to the settlement of a severance claim, and an increase of $108,000 in data processing fees associated with the conversion to a new computer system.

      The provision for Federal and state income taxes amounted to $509,000 and $603,000 during the third quarter of fiscal 2001 and fiscal 2000, respectively. The decreased expense relates primarily to the decreased level of pre-tax income and a decrease in the effective tax rate due to the implementation of a tax planning strategy during fiscal 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2000, AND 1999:
---------------------

     Net income for the nine months ended December 31, 2000, and 1999, amounted to $2.5 million or $1.46 per diluted share and $2.5 million or $1.33 per diluted share, respectively.

     Interest income from the Company's loan portfolio increased $3.4 million for the nine months ended December 31, 2000. This increase was primarily the result of a $46.7 million increase in the average loan balance in addition to a 30 basis point increase in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $426,000 during the nine months ended December 31, 2000 when compared to the same fiscal 2000 period. The yield on these assets increased by 69 basis points while the average balance increased by $1.5 million during the nine months ended December 31, 2000.

      Average earning assets increased by $48.2 million while the rate earned on these assets increased 39 basis points to 7.53% during the nine months ended December 31, 2000 when compared to the same period of fiscal 2000.

      The Company's cost of deposits increased by $893,000 during the nine months ended December 31, 2000 when compared to the same fiscal 2000 period. The rate paid on deposits increased 35 basis points from 3.33% during the nine months ended December 31, 1999 to 3.68% during the nine months ended December 31, 2000. The average balance of these deposits increased $7.8 million to $268.5 million during the nine months ended December 31, 2000 from $260.7 million during the fiscal 2000 nine month period.

      The average balance of borrowed funds increased by $39.8 million to $110.8 million in the nine months ended December 31, 2000 compared to $71.0 million in the same period in fiscal 2000. These advances were used to fund loan growth. The rate paid on borrowings increased by 71 basis points in the fiscal 2001 quarter to 6.20% from 5.49% in the same nine months period in fiscal 2000. The combined effect of these changes resulted in an increase of $2.2 million in interest expense on borrowings to $5.1 million in the nine months ended December 31, 2000 compared to $2.9 million for the nine months ended December 31, 1999.

      The average balance of total interest-bearing liabilities increased $47.6 million while the rates paid on these liabilities increased by 62 basis points during the nine month ended December 31, 2000 when compared to the same period one year ago.

      These developments resulted in a $3.8 million increase in interest and dividend income and an increase of $3.1 million in interest expense. The combination resulted in a $667,000 increase in net interest and dividend income from the nine months ended December 31, 1999 to the same period in fiscal 2001.

      The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the nine months ended December 31, 2000 and 1999.

      Non-interest income decreased by $196,000 to $1.1 million in the nine months ended December 31, 2000 from $1.3 million in the same period in fiscal 2000. The Company recorded $651,000 and $843,000 in net gains from sales of investment securities during the nine months ended December 31, 2000 and 1999, respectively. This $192,000 decrease in net gains from the sale of investment securities is the primary reason for the decrease in non-interest income between the two periods.

      Operating expenses increased $953,000 in the nine months ended December 31, 2000 compared to the same period of fiscal 2000. This increase is primarily attributable to an increase of $590,000 in salaries and employee benefits, which includes an expenditure relating to the settlement of a severance claim, an increase of $227,000 in advertising due to a marketing effort to promote deposit and other products and an increase of $118,000 in data processing fees associated with the conversion to a new computer system.

      The provision for Federal and state income taxes amounted to $1.4 million and $1.7 million during the nine months ended December 31, 2000 and 1999, respectively. The decreased expense relates primarily to the decreased level of pre-tax income and by a decrease in the effective tax rate due to the implementation of a tax planning strategy during fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

      The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 8.78% on December 31, 2000, which exceeded regulatory requirements.


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



         Item 1.     Legal Proceedings
                           None

         Item 2.     Changes in Securities and Use of Proceeds
                           Not Applicable

         Item 3.     Defaults upon Senior Securities
                           Not Applicable

         Item 4.     Submission of Matters to a Vote of Security Holders
                           None

         Item 5.     Other Information
                           None

         Item 6.     Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                                    None

                           (b)      Reports on Form 8-K
                                    On December 18, 2000, the Registrant filed a
                                    Current  Report on Form 8-K  announcing  the
                                    commencement   of   an   open-market   stock
                                    repurchase   program  to  repurchase  up  to
                                    84,458 shares of the Registrant's common stock, which represents approximately 5% of the shares currently outstanding.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      ------------------------------------






  2/13/00                           S/ John D. Doherty
  -------                           ------------------
   Date                             John D. Doherty
                                    President and Chief Executive Officer





  2/13/00                           S/ Paul S. Feeley
  -------                           -----------------
   Date                             Paul S. Feeley
                                    Senior Vice President, Treasurer
                                    and Chief Financial Officer