Form 10-K
period 2001-03-31
CENTRAL BANCORP INC /MA/
filed 2001-06-26
CIK 1076394

================================================================================

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

For the fiscal year ended March 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25251

                             CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                     04-3447594
--------------------------------------------------          -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                     02144
--------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (617) 628-4000
                                                           --------------

           Securities registered under Section 12(b) of the Act: NONE
                                                                 ----

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                     ---------------------------------------
                                (Title of Class)
                              STOCK PURCHASE RIGHTS
                              ---------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $21.6 million based on the closing sales price of the registrant's common stock as reported on the Nasdaq National MarketSM on June 8, 2001 ($19.50 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     As of June 8, 2001, there were issued and outstanding 1,702,164 shares of the registrant's common stock, par value $1.00 per share (of which 594,620 shares were deemed held by affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              CENTRAL BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


                                     PART I


Item 1.    Business........................................................... 3
Item 2.    Properties.........................................................25
Item 3.    Legal Proceedings..................................................25
Item 4.    Submission of Matters to a Vote of Security Holders................26


                                     PART II


Item 5.    Market the Registrant's Common Equity and Related
                Stockholder Matters...........................................26
Item 6.    Selected Financial Data............................................27
Item 7.    Management's Discussion Analysis of Financial Condition
                and Results of Operations.....................................28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........36
Item 8.    Financial Statements and Supplementary Data........................37
Item 9.    Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure......................................63


                                    PART III


Item 10.   Directors and Principal Officers of the Registrant.................63
Item 11.   Executive Compensation.............................................63
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....63
Item 13.   Certain Relationships and Related Transactions.....................63


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...64

                                     PART I
ITEM 1.  BUSINESS
-----------------

NOTE ON FORWARD-LOOKING STATEMENTS

     WHEN USED IN THIS DISCUSSION AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING CHANGES IN REGIONAL AND NATIONAL ECONOMIC CONDITIONS, UNFAVORABLE JUDICIAL DECISIONS, SUBSTANTIAL CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT AND OTHER RISKS OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED.

     THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

GENERAL

     THE COMPANY. Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, was organized by Central Co-operative Bank (the "Bank") on September 30, 1998, to acquire all of the capital stock of the Bank as part of its reorganization into the holding company form of ownership, which was completed on January 8, 1999. As the successor to the Bank, the Company's common stock, par value $1.00 per share (the "Common Stock"), became registered under the Securities Exchange Act of 1934. The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and qualifies under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation. The Company has no significant assets other than the Common Stock of the Bank and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.

     The executive offices of the Company are located at 399 Highland Avenue, Somerville, Massachusetts 02144. The telephone number is (617) 628-4000.

     THE BANK. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to acquire funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to a lesser extent, to make loans on commercial real estate in its market area. The Bank also makes a limited amount of consumer loans including home improvement and secured and unsecured personal loans. In recent years, the Bank has engaged in increased commercial lending and has used excess funds to purchase investment and mortgage-backed securities. The Bank's operations are conducted through eight full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston and its deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The Bank's main office is located at 399 Highland Avenue, Somerville, Massachusetts 02144 and its telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.

     The operations of the Bank and savings institutions are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government, and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the "Commissioner"), the Federal Reserve Board and the FDIC.

MARKET AREA

     All of the Bank's offices are located in the northwestern suburbs of Boston which are its principal market areas for deposits. The majority of the properties securing the Bank's loans are located in Suffolk, Norfolk and Middlesex Counties, including the City of Boston. The Bank's market area consists of established suburban areas and includes portions of the Route 128 high-technology corridor.

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

AVERAGE BALANCE SHEET

     The following table shows the average balances of the Company's assets, liabilities and stockholders' equity for the periods indicated. All average balances disclosed herein are based on average daily balances.

                                                                   YEARS  ENDED MARCH 31,
                                                           ----------------------------------
                                                            2001          2000          1999
                                                           ------        ------        ------
                                                                     (IN THOUSANDS)
Assets:
Cash and due from banks ...............................   $   5,241    $   5,341    $   4,861
Short-term investments ................................       7,457        8,197       13,128
Investment securities .................................      40,004       32,632       23,375
Mortgage-backed securities ............................      21,418       25,035       37,676
Loans .................................................     341,732      300,089      287,513
   Less allowance for loan losses .....................      (3,042)      (2,946)      (2,912)
                                                          ---------    ---------    ---------
      Net loans .......................................     338,690      297,143      284,601

The Co-operative Central Bank Reserve Fund ............       1,576        1,576        1,576
Real estate acquired by foreclosure, net ..............          --           --           --
Office properties and equipment, net ..................       2,120        2,385        2,885
Other assets ..........................................       3,640        3,420        4,132
Goodwill, net .........................................       2,675        2,963        3,240
                                                          ---------    ---------    ---------
    Total assets ......................................   $ 422,821    $ 378,692    $ 375,474
                                                          =========    =========    =========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits ............................................   $ 270,135    $ 257,536    $ 275,135
  Advances from FHLB of Boston ........................     111,980       80,907       59,901
  Advance payments by borrowers for taxes and insurance         950          889        1,329
  Other liabilities ...................................       1,433        1,769        1,424
                                                          ---------    ---------    ---------
    Total liabilities .................................     384,498      341,101      337,789
                                                          ---------    ---------    ---------
Stockholders' equity:
  Common stock ........................................       1,967        1,967        1,966
  Additional paid-in capital ..........................      11,171       11,171       11,164
Retained income .......................................      30,320       26,454       24,825
Treasury stock ........................................      (4,229)      (1,268)          --
  Accumulated other comprehensive income (loss) .......        (533)        (176)         417
  Unearned compensation - ESOP ........................        (373)        (557)        (687)
                                                          ---------    ---------    ---------
    Total stockholders' equity ........................      38,323       37,591       37,685
                                                          ---------    ---------    ---------
Total liabilities and stockholders' equity ............   $ 422,821    $ 378,692    $ 375,474
                                                          =========    =========    =========

LENDING ACTIVITIES

     The Bank offers residential mortgage and home equity loans, commercial real estate loans, construction loans, commerce and industry loans, personal, home improvement, and various other types of consumer loans. Commerce and industry loans represent loans to commercial enterprises which are either unsecured or are secured by property other than real estate. For the fiscal year ended March 31, 2001, the Bank originated loans totaling $82.6 million, of which $31.5 million, or 38.1%, were fixed-rate loans and $51.1 million, or 61.9%, were adjustable-rate loans. Of the total loans originated during fiscal 2001, $30.8 million, or 37.3%, were residential mortgage loans and $45.3 million, or 54.8%, were commercial mortgage loans. At March 31, 2001, the Bank's residential mortgage loans providing for periodic interest rate adjustments totaled $170.7 million, or 50.4%, of the total mortgage loan portfolio. No loans were sold during fiscal 2001, 2000 and 1999 in the secondary market. Servicing of fixed-rate loans sold in the secondary market is retained by the Bank. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk. The Bank's net loan portfolio increased by $25.7 million, or 8.1%, to $342.7 million at March 31, 2001 from $317.0 million at March 31, 2000. The increase was due to a slowing of pay-offs of residential mortgages as interest rates increased, as well as a decision by management to increase originations of commercial real estate loans and hybrid adjustable rate residential mortgages as part of the Bank's asset and liability management strategies.

     LOAN PORTFOLIO COMPOSITION. The following table shows the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

                                                                           AT MARCH 31,
                             ---------------------------------------------------------------------------------------------------
                                   2001                 2000                1999                  1998                 1997
                             ----------------     ----------------    ----------------     ------------------    ---------------
                             AMOUNT       %       AMOUNT       %      AMOUNT       %       AMOUNT         %      AMOUNT      %
                             ------     -----     ------     -----    ------     -----     ------       -----    ------    -----
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:
 Residential...............$246,503     71.3%    $243,563    76.1%  $ 212,638     75.8%   $ 207,860     73.8%   $176,317  75.1%
 Commercial................  74,613     21.6       54,228    17.0      48,756     17.4       52,491     18.6      41,822  17.8
 Construction..............   9,500      2.7        9,765     3.0       5,269      1.9        8,256      2.9       3,095   1.3
 Second mortgage and
    home equity ...........   8,282      2.4        7,403     2.3       7,462      2.7        8,369      3.0       8,397   3.6
 FHA and VA................      --      0.0            7     0.0          21      0.0           49      0.0          85   0.0
                           --------    -----     --------   -----   ---------    -----    ---------    -----   --------- -----
   Total mortgage loans.... 338,898     98.0      314,966    98.4     274,146     97.8      277,025     98.3     229,716  97.8
                           --------    -----     --------   -----   ---------    -----    ---------    -----   --------- -----

Other loans:
 Commerce and Industry(1)..   5,185      1.5        3,349     1.1       4,391      1.6        2,530      0.9       2,431   1.0
 Education.................      --      0.0           --     0.0          --      0.0           31      0.0          28   0.0
 Secured by deposits.......   1,137      0.3        1,023     0.3       1,225      0.4        1,357      0.5       1,063   0.5
 Consumer..................      36      0.0           38     0.0          40      0.0           48      0.0         579   0.2
 Unsecured.................     537      0.2          637     0.2         544      0.2          733      0.3       1,118   0.5
                           --------    -----     --------   -----   ---------    -----    ---------    -----   --------- -----
   Total other loans.......   6,895      2.0        5,047     1.6       6,200      2.2        4,699      1.7       5,219   2.2
                           --------    -----     --------   -----   ---------    -----    ---------    -----   --------- -----
   Total loans............. 345,793    100.0%     320,013   100.0%    280,346    100.0%     281,724    100.0%    234,935 100.0%
                                       =====                =====                =====                 =====             =====

Less:
 Allowance for possible
    loan losses............   3,106                 2,993               2,913                 2,886                2,900
                           --------              --------           ---------             ---------            ---------
 Loans, net................$342,687              $317,020           $ 277,433             $ 278,838            $ 232,035
                           ========              ========           =========             =========            =========

-----------
(1) Represents loans to commercial enterprises which are either unsecured or secured by property other than real estate.

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain information as of March 31, 2001 regarding the dollar amount of loans maturing in the Company's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. The table below does not include any estimate of prepayments, which significantly shorten the average life of all mortgage loans and may cause the Company's actual repayment experience to differ from that shown below.

                                                          DUE AFTER
                                      DUE WITHIN          ONE THROUGH       DUE AFTER
                                       ONE YEAR           FIVE YEARS        FIVE YEARS           TOTAL
                                      ----------          -----------       -----------          -----
                                                        (IN THOUSANDS)
Mortgage loans:
   Residential......................   $   34,275         $  176,094        $   36,134        $  246,503
   Commercial.......................       10,393             24,535            39,685            74,613
   Construction.....................        9,047                 53               400             9,500
   Second mortgage and home
      equity........................        8,282                 --                --             8,282
Other loans.........................        2,523              3,212             1,160             6,895
                                       ----------         ----------        ----------        ----------
     Total..........................   $   64,520         $  203,894        $   77,379        $  345,793
                                       ==========         ==========        ==========        ==========

     Of loans maturing more than one year after March 31, 2001, $94.6 million, or 34.1%, have fixed rates and $182.9 million, or 65.9%, have floating or variable rates.

     Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decreases when rates on existing mortgage loans are substantially higher than current mortgage loan market rates.

     RESIDENTIAL LENDING. The Bank's residential mortgage loan programs currently are focused on the origination of adjustable-rate mortgages and fixed-rate mortgages. At March 31, 2001, adjustable-rate residential mortgage loans totaled $170.7 million, or 49.4%, of the total loan portfolio. Fixed-rate residential mortgages totaled $75.8 million, or 21.9%, of the total loan portfolio.

     The Bank's adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively but avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to five years, as its primary index. The margin at which adjustable-rate loans are set is a minimum of 2.50 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.

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

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates permanent and construction loans on commercial real estate. These loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties. As of March 31, 2001, commercial real estate loans totaled $74.6 million and constituted 21.6% of the total loan portfolio.

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

     The Bank's construction loans totaled $9.5 million, or 2.7%, of the Bank's loan portfolio at March 31, 2001. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the completed value of the property, based on independent appraisals. The Bank analyzes the construction budget and reviews the developer's past projects in addition to conducting responsible commercial real estate underwriting practices. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a designated Bank officer or construction consultant and, in general, after receipt of title updates.

     The Bank determines aggregate loan limitations for individual borrowers based upon market conditions and the financial capacity of that borrower or guarantor. During the past five years, such aggregate limits have not exceeded $6.0 million per borrower.

     The Bank also originates loans for the construction of single-family homes for resale by professional builders. The Bank also lends to individuals for construction of one- to four-family homes which they intend to occupy. Borrowers are required to have a firm contract with a qualified builder or developer or to have demonstrated prior home building experience. The borrower must be approved for permanent financing by the Bank prior to a construction loan being granted. Such construction loans are normally made for a term of not more than one year and based on a completed value of not more than 80%, as determined by an independent certified or licensed appraiser.

     SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank offers home equity lines of credit that are secured by the borrower's equity in their primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 90% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the Prime Rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding, and amortizing second mortgages totaled $8.3 million, or 2.4%, of the Bank's loan portfolio at March 31, 2001.

     COMMERCE AND INDUSTRY, CONSUMER AND OTHER LOANS. The Bank's commerce and industry, consumer and other loans totaled $6.9 million, or 2.0%, of the total loan portfolio on March 31, 2001. The Bank entered the commerce and industry lending business in fiscal 1995 with its acquisition of Metro Bancorp, Inc. The commerce and industry loan portfolio consists of time, demand and line-of-credit loans to a variety of local small businesses.

     RISKS OF COMMERCIAL REAL ESTATE, CONSTRUCTION, COMMERCE AND INDUSTRY, AND CONSUMER LENDING. Commercial real estate, construction, commerce and industry and consumer lending entail significant additional risks compared to residential mortgage lending. In addition, the payment experience on loans secured by income- producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally.
Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commerce and industry loans are not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Consumer loans and particularly unsecured personal loans may involve additional risks, and it may be expensive and time consuming to recover the money lent in the event of a default. The Bank has attempted to limit the risk of loss on its commercial real estate, construction and consumer loans, and has established provisions for loan losses. For more information see " -- Non-Performing Assets" and " -- Impaired Loans." Any reversal of the apparent stabilization in the New England real estate market and economy would likely negatively affect the Bank's commercial real estate, construction and consumer loan portfolios, which would thereby negatively affect the Bank's results of operations.

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

     Each loan originated by the Bank is underwritten by lending personnel of the Bank or qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank's Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified or licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

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

     At March 31, 2001, the Bank had no non-performing loans.

     At March 31, 2001, the Bank did not have any real estate acquired by foreclosure.

     IMPAIRED LOANS. At March 31, 2001, there were no impaired loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                            AT MARCH 31,
                                                -------------------------------------------------------------------
                                                  2001          2000          1999           1998           1997
                                                --------      --------      --------       --------       --------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a
  non-accrual basis, non-performing loans....   $    --       $   235       $    419       $    357        $2,145
Restructured loans...........................        --            --             --             --            --
Real estate acquired by foreclosure..........        --            --             --             --            13
                                                -------       -------       --------       --------        ------

   Non-performing assets.....................   $    --       $   235       $    419       $    357        $2,158
                                                =======       =======       ========       ========        ======

Impaired loans, accruing.....................        --            --             --          1,306           664

Non-performing loans to total loans..........      0.00%         0.07%          0.15%          0.13%         0.91%

Non-performing assets to total assets........      0.00%         0.06%          0.12%          0.09%         0.67%

     At March 31, 2001, there were no loans not reflected in the above table where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     During the year ended March 31, 2001, the Company would not have recognized any interest income on non-accrual loans since there were no non-accrual loans.

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

         The following table presents activity in the allowance for loan losses during the years indicated.

                                                                           YEAR ENDED MARCH 31,
                                                --------------------------------------------------------------------
                                                  2001            2000          1999            1998         1997
                                                --------        --------      --------        --------     ---------
                                                                        (DOLLARS IN THOUSANDS)

Balance at beginning of year.................   $    2,993    $   2,913     $    2,886     $    2,900     $    3,032
                                                ----------    ---------     ----------     ----------     ----------
Charge-offs:
  Residential mortgage.......................           --           --            (88)            --           (160)
  Commercial mortgage........................           --           --             --            (83)           (57)
  Other loans................................           (4)          (9)           (11)           (14)            (7)
                                                -----------   ---------     ----------     ----------     ----------
    Total charge-offs........................           (4)          (9)           (99)           (97)          (224)
                                                -----------   ---------     ----------     ----------     ----------

Recoveries:
  Residential mortgage.......................           60            9             78             16             43
  Commercial mortgage........................           48           36             36             46             --
  Other loans................................            9           44             12             21             49
                                                ----------    ---------     ----------     ----------     ----------
    Total recoveries.........................          117           89            126             83             92
                                                ----------    ---------     ----------     ----------     ----------

Net recoveries (charge-offs).................          113           80             27            (14)          (132)
Provision....................................           --           --             --             --             --
                                                ----------    ---------     ----------     ----------     ----------
Balance at end of year.......................   $    3,106    $   2,993     $    2,913     $    2,886     $    2,900
                                                ==========    =========     ==========     ==========     ==========

Average loans outstanding during the year....   $  341,732    $ 300,089     $  287,513     $  250,329     $  231,006
Ratio of net charge-offs to average loans....         na           na             na             0.01%          0.06%
Total loans outstanding at end of year.......   $  345,793    $ 320,013     $  280,346     $  281,724     $  234,935
Ratio of allowance for loan
  losses to loans at end of year.............         0.90%        0.94%          1.04%          1.02%          1.23%


     The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.

                                                                AT MARCH 31,
                              --------------------------------------------------------------------------------
                                      2001                         2000                        1999
                              -----------------------      ----------------------       ----------------------
                                             % OF                        % OF                        % OF
                                           LOANS TO                     LOANS TO                    LOANS TO
                              AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS
                              ------     -----------       ------     -----------       ------     -----------
                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage......  $  1,637        71.3%        $  1,333        76.1%        $ 1,120         75.8%
  Commercial mortgage.......     1,058        21.6            1,202        17.0           1,556         17.4
  Construction..............       169         2.7              198         3.0              92          1.9
  Second mortgage and
    home equity.............       163         2.4              178         2.3              58          2.7
                              --------        ----         --------        ----         -------         ----
    Total mortgage loans....     3,027        98.0            2,911        98.4           2,826         97.8
Other loans.................        79         2.0               82         1.6              87          2.2
                              --------        ----         --------        ----         -------        -----
    Total...................  $  3,106       100.0%        $  2,993       100.0%        $ 2,913        100.0%
                              ========       =====         ========       =====         =======        =====
                                                  AT MARCH 31,
                              ---------------------------------------------------
                                      1998                         1997
                              -----------------------      ----------------------
                                             % OF                        % OF
                                           LOANS TO                     LOANS TO
                              AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS
                              ------     -----------       ------     -----------
                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage......  $  1,104        73.8%        $    964        75.1%
  Commercial mortgage.......     1,578        18.6            1,808        17.8
  Construction..............       105         2.9               36         1.3
  Second mortgage and
    home equity.............        48         3.0               44         3.6
                              --------        ----         --------        ----
    Total mortgage loans....     2,835        98.3            2,852        97.8
Other loans.................        51         1.7               48         2.2
                              --------        ----         --------        ----
    Total...................  $  2,886       100.0%        $  2,900       100.0%
                              ========       =====         ========       =====


INVESTMENT ACTIVITIES

     The Bank's management believes it prudent to maintain an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows. As a Massachusetts-chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, common and preferred stocks. A substantial portion of the Bank's investment securities portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA") as well as collateralized mortgage obligations ("CMOs") issued primarily by FNMA and FHLMC.

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

                                                                                AT MARCH 31,
                                                            -------------------------------------------------------
                                                                 2001              2000               1999
                                                                 -----            ------             -----
                                                                             (DOLLARS IN THOUSANDS)
Short-term investments:
  Interest-bearing deposits in other banks................  $      177          $      177         $      177
  Federal funds sold overnight............................      34,352              14,625             16,762
                                                            ----------          ----------         ----------
      Total short-term investments........................      34,529              14,802             16,939
                                                            ==========          ==========         ==========

      Percentage of total assets..........................         7.7%                3.6%               4.7%
                                                            ==========          ==========         ==========

Investment securities:
  U. S. Government and federal
    agency obligations....................................  $   18,970          $   23,962         $   15,500
  Other bonds and obligations.............................       4,984               2,030                 --
  Common and preferred stocks.............................       7,748               6,847              5,682
  Mortgage-backed securities..............................      19,623              23,862             30,190
                                                            ----------          ----------         ----------
                                                                51,325              56,701             51,372

  Unrealized (loss) gain on securities
    available for sale....................................        (748)             (1,258)               570
                                                            ----------          ----------         ----------

      Total investment securities.........................  $   50,577          $   55,443         $   51,942
                                                            ==========          ==========         ==========

      Percentage of total assets..........................        11.3%               13.5%              18.9%
                                                            ==========          ==========         ==========


     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities with stated maturities at March 31, 2001.

                                                                                           MORE THAN
                                 ONE YEAR OR LESS  ONE TO FIVE YEARS  FIVE TO TEN YEARS     TEN YEARS     TOTAL INVESTMENT PORTFOLIO
                                 ----------------  ----------------- ------------------ ----------------  -------------------------
                                 CARRYING AVERAGE  CARRYING AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE CARRYING   MARKET AVERAGE
                                   VALUE   YIELD    VALUE    YIELD    VALUE     YIELD    VALUE     YIELD    VALUE     VALUE  YIELD
                                  ------  -------  -------  -------  -------   -------  ------    ------  --------   ------ -------
                                                                             (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and agency
      securities................  $   --    -- %   $10,035    6.36%   $ 9,016    6.57%  $     --    -- %   $ 19,051   $19,051 6.46%
   Other bonds..................      --    --       4,724    7.53        521    7.70         --    --        5,245     5,245  7.54
   Mortgage-backed securities...      --    --         702    6.71      5,111    6.94     13,501   7.21      19,314    19,314  7.12
                                  ------           -------            -------           --------           --------   -------
      Total.....................  $   --           $15,461            $14,648           $ 13,501           $ 43,610   $43,610
                                  ======           =======            =======           ========           ========   =======

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

     During fiscal 2001, management sought to increase the deposit base in order to fund the Bank's increased lending activity by paying more competitive rates. As a result, total deposits increased $28.8 million, primarily in term deposit accounts. The cost of deposits increased 40 basis points.

     DEPOSIT ACCOUNTS. The following table shows the distribution of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                                          YEARS ENDED MARCH  31,
                                        -------------------------------------------------------------------------------------
                                                    2001                            2000                      1999
                                        -------------------------     --------------------------  ---------------------------
                                                          AVERAGE                        AVERAGE                      AVERAGE
                                        AVERAGE   % OF     RATE       AVERAGE   % OF      RATE    AVERAGE     % OF     RATE
                                        BALANCE  DEPOSITS  PAID       BALANCE  DEPOSITS   PAID    BALANCE   DEPOSITS   PAID
                                        -------  -------- -------     -------  --------  -------  -------   --------  -------
                                                                         (DOLLARS IN THOUSANDS)
Demand..............................  $  20,382    7.5%    0.00%    $  18,742    7.3%     0.00%  $  15,219     5.5%    0.00%
NOW accounts........................     32,312   12.0     1.29        30,885   12.0      1.19      26,917     9.8     1.28
Regular, club and 90-day
  notice accounts...................     62,018   22.9     2.03        61,424   23.8      2.05      61,572    22.4     2.34
Money market deposit accounts.......     17,200    6.4     2.22        21,417    8.3      2.22      22,375     8.1     2.64

Term deposit certificates:
  Six-month money market............     12,714    4.7     5.25        18,531    7.2      4.25      14,274     5.2     4.80
  Other.............................    125,509   46.5     5.86       106,537   41.4      5.31     134,778    49.0     5.72
                                       ---------  ----              ---------  -----             ---------   -----

    Total term deposit certificates.    138,223   51.2     5.81       125,068   48.6      5.16     149,052    54.2     5.63
                                       ---------  ----              ---------  -----             ---------   -----
    Total deposits..................  $ 270,135  100.0%    3.73%    $ 257,536  100.0%     3.32   $ 275,135   100.0%    3.91%
                                      =========  =====              =========  =====             =========   =====

     TIME DEPOSITS IN EXCESS OF $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 2001.


                                                              TIME DEPOSITS
                                                              -------------
                                                              (IN THOUSANDS)
        Maturity Period of Deposits:
           Three months or less................................. $   5,825
           Three through six months.............................     9,303
           Six through twelve months............................     6,534
           Over twelve months...................................    12,982
                                                                 ---------
                 Total.......................................... $  34,644
                                                                 =========

     BORROWINGS. From time to time the Bank borrows funds from the FHLB of Boston on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels. Such funds may also be used on a longer term basis to support expanded lending or investment activities to increase yields or improve asset-liability management. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, investment securities and all stock in the FHLB of Boston. At March 31, 2001, the Bank had advances outstanding from the FHLB of Boston of $121 million. Funds from these advances were used to fund the Bank's growth in loans and investments. Additional sources of funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve System.

     The following table sets forth certain information regarding borrowings from the FHLB of Boston at the dates and for the periods indicated.

                                                                                 AT OR FOR THE
                                                                               YEAR ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                    2001               2000               1999
                                                                 ----------         ----------         ----------
                                                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.........................   $ 121,000           $ 111,000          $ 57,000
Weighted average rate paid on................................        5.84%              5.66%              5.34%
Maximum amount of borrowings outstanding
  at any month end...........................................   $ 121,000           $ 113,000          $ 64,000
Approximate average amounts outstanding......................   $ 111,980           $  80,907          $ 59,901
Approximate weighted average rate paid on....................        6.18%              5.56%              5.47%

SUBSIDIARY ACTIVITIES

     In July 1999, the Bank established Central Preferred Capital Corporation ("CPCC"), a Massachusetts corporation which has elected to be taxed as a real estate investment trust for federal and Massachusetts tax purposes. CPCC holds mortgage loans which were previously originated by the Bank.

     In April 1998, the Bank established Central Securities Corporation, a Massachusetts corporation, as a wholly owned subsidiary of the Bank for the purpose of engaging exclusively in buying, selling and holding, on its own behalf, securities that may be held directly by the Bank. This subsidiary corporation holds U.S. Treasury notes, Government agency obligations, corporate bonds and mortgage-backed securities and qualifies under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation.

                           REGULATION AND SUPERVISION

REGULATION AND SUPERVISION OF THE COMPANY

     GENERAL. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956 (the "BHCA"). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     ACQUISITIONS. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

     Under Massachusetts banking law, prior approval of the Massachusetts Division of Banks is also required before any person may acquire control of a Massachusetts bank or bank holding company. Massachusetts law generally prohibits a bank holding company from acquiring control of an additional if the bank to be acquired has been in existence for less than three years or, if after such acquisition, the bank holding company would control more than 30% of the FDIC-insured deposits in the Commonwealth of Massachusetts.

     CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Capital Requirements."

     DIVIDENDS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "-- Prompt Corrective Regulatory Action."

     STOCK REPURCHASES. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

REGULATION AND SUPERVISION OF THE BANK

     GENERAL. The Bank is subject to extensive regulation by the Commissioner and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Commissioner and FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

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

     At March 31, 2001, the Bank's ratio of Tier 1 capital to total assets was 7.75%, its ratio of Tier 1 capital to risk-weighted assets was 11.76% and its ratio of total risk-based capital to risk-weighted assets was 12.86%.

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

     DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC for insurance of its deposits by the BIF based on a percent of its insured deposits. Under the FDIA, the FDIC is required to set semi-annual assessments for BIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on the data reported to regulators for date closest to the last day of the fourth month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC has adopted an assessment schedule for BIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At March 31, 2001, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, BIF-insured institutions were required to pay FICO assessments at one-fifth the rate at which Savings Association Insurance Fund ("SAIF") members were assessed. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

     Under the implementing regulations, the federal banking regulators generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     ADEQUATELY                                   SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED        UNDERCAPITALIZED
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio           10.0% or more            8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangible assets other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

     SAFETY AND SOUNDNESS GUIDELINES. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency is required to establish safety and soundness standards for institutions under its authority. In 1995, these agencies, including the FDIC, released interagency guidelines establishing such standards and adopted rules with respect to safety and soundness compliance plans. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to the agency within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank has met substantially all the standards adopted in the interagency guidelines.

     Additionally under FDICIA, as amended by the CDRI Act, the federal banking agencies established standards relating to asset quality and earnings. Under the guidelines a depository institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards will not have a material effect on the operations of the Bank.

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

     RESERVE REQUIREMENTS. Under Federal Reserve Board regulations, the Bank currently must maintain average daily reserves equal to 3% of net transaction accounts up to $42.8 million plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. At March 31, 2001, the Bank met applicable Federal Reserve Board reserve requirements.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank System which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board

("FHFB"). As a member, the Bank is required to purchase and hold stock in the FHLB of Boston in an amount equal to the greater of 1% of its aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding, whichever is greater. As of March 31, 2001, the Bank held stock in the FHLB of Boston in the amount $6.150 million and was in compliance with the above requirement.

     The FHLB of Boston serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of FHLB System. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB System and the Board of Directors of the FHLB of Boston.

     LOANS TO EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     TRANSACTIONS WITH AFFILIATES. A state non-member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

FINANCIAL MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Under the G-L-B Act any bank holding company whose depository institution subsidiaries have satisfactory Community Reinvestment Act ("CRA") records may elect to become a financial holding company if it certifies to the Federal Reserve Board that all of its depository institution subsidiaries are well-capitalized and well-managed. Financial holding companies may engage in any activity that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to a financial activity. Financial holding companies may also engage in activities that are complementary to financial activities and do not pose a substantial risk to the safety and soundness of their depository institution subsidiaries or the financial system generally. The G-L-B Act specifies that activities that are financial in nature include lending and investing activities, insurance and annuity underwriting and brokerage, financial, investment and economic advice, selling interests in pooled investment vehicles, securities underwriting, engaging in activities currently permitted to bank holding companies (including activities in which bank holding companies may currently engage outside the United States) and merchant banking through a securities or insurance underwriting affiliate. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities.

     The G-L-B Act permits well capitalized and well managed national banks with satisfactory CRA records to invest in financial subsidiaries that engage in activities that are financial in nature (or incidental thereto) on an agency basis. National banks that are among the 50 largest insured banks and have at least one issue of investment grade debt outstanding may invest in financial subsidiaries that engage in activities as principal other than insurance underwriting real estate development or merchant banking. All national banks are given the authority to underwrite municipal revenue bonds. The aggregate total consolidated assets of a national bank's financial subsidiaries may not exceed the lesser of 45% of the bank's total consolidated assets or $50 billion. A national bank would be required to deduct its investments in financial subsidiaries from its regulatory capital. National banks must also adopt procedures for protecting the bank against risks associated with the financial subsidiary and to preserve the separate corporate identity of the financial subsidiary. Financial subsidiaries of state and national banks (which include any subsidiary engaged in an activity not permitted to a national bank directly) would be treated as affiliates for purposes of the limitations on aggregate transactions with affiliates in Sections 23A and 23B of the Federal Reserve Act and for purposes of the anti-tying restrictions of the Bank Holding Company Act. State-chartered banks would be prohibited from investing in financial subsidiaries unless they would be well capitalized after deducting the amount of their investment from capital and observe the other safeguards applicable to national banks.

     The G-L-B Act imposes functional regulation on bank securities and insurance activities. Banks will only be exempt from regulation by the Securities and Exchange Commission ("SEC") as securities brokers if they limit their activities to those described in the G-L-B Act. Banks that advise mutual funds will be subject to the same SEC regulation as other investment advisors. Bank common trust funds will be regulated as mutual funds if they are advertised or offered for sale to the general public. National banks and their subsidiaries will be prohibited from underwriting 'insurance products other than those which they were lawfully underwriting as of January 1, 1999 and are prohibited from under-writing title insurance or tax-free annuities. National banks may only sell title insurance in states in which state-chartered banks are authorized to sell title insurance. The G-L-B Act directs the federal banking agencies to promulgate regulations governing sales practices in connection with permissible bank sales of insurance.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply, with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the SEC and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in July 2001.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository, institutions that make payments to non-governmental entities in connection with the CRA.

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

COMPETITION

     The Bank's competition for savings deposits has historically come from other co-operative banks, savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition from other financial intermediaries for deposits.

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

     The Bank is headquartered in Somerville, Massachusetts and operates a network of eight full service offices located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, as well as an operations center located in Somerville. All offices are located in Massachusetts, within the Boston metropolitan area. The majority of the properties securing loans originated by the Bank are located within the Bank's primary market area which encompasses Suffolk, Norfolk and Middlesex Counties, including the City of Boston. As to the principal services rendered by the Bank, "Item 1. Business -- General" is incorporated herein by reference.

     The Bank does not believe that the nature of its business is seasonal. Further, the Bank has not, within the last five fiscal years, been engaged in any line of business in addition to its normal thrift banking activities.

EMPLOYEES

     At March 31, 2001, the Bank employed 82 full-time and 26 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The Bank owns all its offices, except the Burlington and Malden branch offices, and the operations center located in Somerville (Inner Belt Road). Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and/or amortization. At March 31, 2001, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 2001:

                                                                                                   NET BOOK
                                                                           YEAR                    VALUE AT
                  OFFICE LOCATION                                         OPENED                 MARCH 31, 2001
                  ---------------                                         ------                 --------------
            MAIN OFFICE:
            399 Highland Avenue
            Somerville, MA.............................................    1974                     $260,796

            BRANCH OFFICES:
            175 Broadway
            Arlington, MA.............................................     1982                      121,580

            85 Wilmington Road
            Burlington, MA............................................     1978(a)                     4,429

            1192 Boylston Street
            Chestnut Hill (Brookline), MA.............................     1954                      128,178

            137 Pleasant Street
            Malden, MA................................................     1975(b)                    28,497

            846 Main Street
            Melrose, MA...............................................     1994(c)                   183,347

            275 Main Street
            Woburn, MA................................................     1980                      473,462

            198 Lexington Street
            Woburn, MA................................................     1974                      185,840

            OPERATIONS CENTER:
            17 Inner Belt Road
            Somerville, MA............................................     1994 (c)                   20,181

_________
(a) The lease for the Burlington branch expires in 2002 with an option to extend the lease for one five-year term.
(b) The lease for the Pleasant Street branch expires in 2005 with an option to extend the lease for one ten-year term.
(c) The Melrose and Somerville (Inner Belt Road) offices were obtained as part of the Bank's acquisition of Metro Bancorp, Inc. The lease for the operations center (Inner Belt Road) expires in 2004 with no renewal option.

     At March 31, 2001, the total net book value of the Bank's premises and equipment was $2.0 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

     The  Company's  common  stock  is  traded  over-the-counter  on the  Nasdaq
National Market SM under the symbol "CEBK." At March 31, 2001, there were 1,684,164 shares of the common stock outstanding and approximately 265 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or "street name" through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.

     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2001 and fiscal 2000 as reported by the Nasdaq National Market SM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2001 and fiscal 2000. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


         COMMON STOCK PRICES                                                 CASH DIVIDENDS (PAYABLE DATES)

         Fiscal 2001                High             Low                        Fiscal 2001      Amount
         --------------------------------------------------------               ------------------------
         6/30/00                    $  17.000        $  14.250                  5/19/00          $  0.10
         9/30/00                    $  20.063        $  14.625                  8/18/00          $  0.10
         12/31/00                   $  18.250        $  15.500                  11/17/00         $  0.10
         3/31/01                    $  19.625        $  16.750                  2/15/01          $  0.10

         Fiscal 2000                High             Low                        Fiscal 2000      Amount
         --------------------------------------------------------               ------------------------
         6/30/99                    $  22.000        $  19.375                  5/21/99          $  0.08
         9/30/99                    $  22.500        $  16.500                  8/20/99          $  0.08
         12/31/99                   $  22.250        $  14.500                  11/19/99         $  0.10
         3/31/00                    $  16.750        $  14.500                  2/18/00          $  0.10

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                       AT OR FOR THE YEAR ENDED MARCH 31,
                                                     -----------------------------------------------------------------------
                                                          2001          2000          1999          1998          1997
                                                          ----          ----          ----          ----          ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET
Total assets......................................... $ 449,337      $ 409,557    $ 364,696     $ 375,233     $ 320,950
Total loans..........................................   345,793        320,013      280,346       281,724       234,935
Investments:
    Available for sale...............................    85,106         70,245       68,881        73,027        63,839
    Held to maturity.................................        --             --           --         4,000         4,000
Deposits.............................................   287,167        258,339      266,463       276,364       259,093
Borrowings...........................................   121,000        111,000       57,000        59,000        25,000
Total stockholders' equity...........................    38,212         37,397       38,742        36,786        33,545

Shares outstanding...................................     1,684          1,810        1,967         1,965         1,965

STATEMENTS OF OPERATIONS
Net interest and dividend income..................... $  13,914      $  13,375    $  11,947     $  11,698     $  11,623
Provision for loan losses............................        --             --           --            --            --
Total non-interest income............................     1,288          1,669        1,368         1,814           888
Total operating expenses.............................    10,330          9,345        8,773         8,471         8,986
Net income before cumulative effect of
  accounting change..................................     3,109          3,567        2,682         3,047         2,837
Net income...........................................     3,109          3,333        2,682         3,047         2,837
Earnings per common share before cumulative effect
  of accounting change, assuming dilution............      1.81           1.89         1.38          1.56          1.46
Earnings per common share after cumulative effect
  of accounting change, assuming dilution............      1.81           1.77         1.38          1.56          1.46

SELECTED RATIOS
Interest rate spread.................................      3.05%          3.33%        2.97%         3.11%         3.45%
Net yield on interest-earning assets.................      3.37           3.64         3.29          3.45          3.78
Equity-to-assets.....................................      8.50           9.13        10.62          9.80         10.45
Return on average assets before cumulative effect
  of change in accounting principle..................      0.74           0.94         0.72          0.88          0.89
Return on average stockholders' equity before
  cumulative effect of change in accounting
  principle..........................................      8.11           9.49         7.12          8.64          8.67
Dividend payout ratio................................     22.42          20.67        23.45         20.64         11.10


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

     Central Bancorp, Inc. (the "Company") is a bank holding company headquartered in Somerville, Massachusetts. The Company is the holding company for its wholly owned subsidiary, Central Bank (the "Bank"), a state chartered co-operative bank. Through the Bank, the Company acquires funds in the form of deposits and uses the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate and business loans in its market area. The Bank also makes a limited amount of consumer loans including home improvement and secured and unsecured personal loans. The Bank has used excess funds to purchase investment and mortgage-backed securities.

     The operations of the Bank are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Banking Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC").

     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. Historically the Bank's earnings have been vulnerable to changing interest rates due to differences in the terms to maturity or repricing of its assets and liabilities. For example, in a rising interest rate environment, the Bank's net interest income and net income could be negatively affected as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to rising interest rates than the Bank's interest-sensitive assets (loans and investments).

     The following is a discussion and analysis of the Bank's results of operations for the last three years and its financial condition at the end of fiscal years 2001 and 2000. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

     The Bank reported net income of $3.1 million or $1.81 per diluted share for fiscal 2001, as compared to $3.3 million or $1.77 per diluted share for fiscal 2000 after cumulative effect of change in accounting principle and $2.7 million or $1.38 per diluted share after cumulative effect of change in accounting principle for fiscal 1999.

     The Bank's earnings decrease for fiscal 2001 compared with fiscal 2000 was primarily the result of an increase in operating expenses offset by higher net interest income and a decrease in net gain on investment securities. The increase in salaries and benefits was impacted by a one-time expenditure relating to the settlement of a severance claim. The Bank was able to increase net interest and dividend income during the period despite a fiercely competitive market for loans. The increase in the cost of deposits resulted from management's decision to aggressively price deposits which caused the overall cost of funds to increase.

     Fiscal 2000 results were reduced by a one-time charge of $234,000, net of taxes, for costs associated with the establishment, on January 8, 1999, of Central Bancorp, Inc. as the holding company for Central Bank. This charge represented the balance of unamortized organization costs outstanding as of April 1, 1999, that were required to be written off in accordance with a new accounting rule regarding reporting costs of organization activities. Excluding this cumulative effect of a change in accounting principle, Central Bancorp's net income for the fiscal year ended March 31, 2000, was $3.6 million or $1.89 per diluted share.

     INTEREST RATE SPREAD. The Bank's operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows.

                                                                       YEAR ENDED MARCH 31,
                                    -----------------------------------------------------------------------------------------
                                               2001                            2000                          1999
                                    ----------------------------    --------------------------    ---------------------------
                                    AVERAGE               YIELD/    AVERAGE             YIELD/    AVERAGE              YIELD/
                                    BALANCE   INTEREST     COST     BALANCE   INTEREST   COST     BALANCE   INTEREST    COST
                                    -------   --------     ----     -------   --------   ----     -------   --------    ----
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Mortgage loans.................   $334,513   $25,613     7.66%    $293,126  $21,806    7.44%     $282,631  $21,250    7.52%
  Other loans....................      7,219       716     9.92        6,963      599    8.60         4,882      423    8.66
  Short-term investments.........      7,457       487     6.53        8,197      421    5.14        13,128      650    4.95
  Investment securities..........     40,004     2,603     6.53       32,632    2,039    6.25        23,375    1,481    6.34
  Mortgage-backed securities.....     21,418     1,412     6.59       25,035    1,465    5.85        37,676    2,097    5.57
  The Co-operative Central Bank
    Reserve Fund.................      1,576        86     5.46        1,576       94    5.96         1,576       95    6.03
                                    --------   -------              --------  -------              --------  -------
      Total interest-earning
        assets...................   $412,187    30,917     7.50     $367,529   26,424    7.19      $363,268   25,996    7.16
                                    ========   -------              ========  -------              ========  -------

Interest-bearing liabilities:
  Deposits.......................   $270,135    10,087     3.73     $257,536    8,553    3.32      $275,135   10,770    3.91
  Advances from FHLB of Boston...    111,980     6,916     6.18       80,907    4,496    5.56        59,901    3,279    5.47
                                    --------   -------              --------  -------              --------  -------
      Total interest-bearing
          liabilities............   $382,115    17,003     4.45     $338,443   13,049    3.86      $335,036   14,049    4.19
                                    ========   -------              ========  -------              ========  -------

Net interest and dividend income.              $13,914                        $13,375                        $11,947
                                               =======                        =======                        =======
Interest rate spread.............                          3.05%                         3.33%                          2.97%
                                                           ====                          ====                           ====

Net yield on interest-earning
  assets ........................                          3.37%                         3.64%                          3.29%
                                                           ====                          ====                           ====

     RATE/VOLUME ANALYSIS. The effect on net interest income of changes in interest rates and changes in the amounts of interest-earning assets and interest-bearing liabilities is shown in the following table. Information is provided on changes for the fiscal years indicated attributable to changes in interest rates and changes in volume. Changes due to combined changes in interest rates and volume are allocated between changes in rate and changes in volume proportionally to the change due to volume and the change due to rate.

                                           2001      VS.        2000          2000      VS.        1999
                                         -----------------------------      -----------------------------
                                              CHANGES DUE TO                      CHANGES DUE TO
                                            INCREASE (DECREASE) IN:             INCREASE (DECREASE) IN:
                                         -----------------------------      -----------------------------
                                         VOLUME       RATE       TOTAL      VOLUME      RATE        TOTAL
                                         ------       ----       -----      ------      ----        -----
                                                                    (IN THOUSANDS)
Interest income:
  Mortgage loans.......................  $  3,148    $   659    $  3,807    $   784    $  (228)    $   556
  Other................................        23         94         117        179         (3)        176
                                         --------    -------    --------    -------    -------     -------
      Total income from loans..........     3,171        753       3,924        963       (231)        732
                                         --------    -------    --------    -------    -------     -------
  Short-term investments...............       (41)       107          66       (253)        24        (229)
  Investment securities................       476         88         564        579        (21)        558
  Mortgage-backed securities...........      (226)       173         (53)      (733)       101        (632)
  The Co-operative Central Bank
  Reserve Fund.........................        --         (8)         (8)        --         (1)         (1)
                                         --------    -------    --------    -------    -------     -------
      Total income from investments....       209        360         569       (407)       103        (304)
                                         --------    -------    --------    -------    -------     -------
      Total interest and dividend
        income.........................     3,380      1,113       4,493        557       (128)        428
                                         --------    -------    --------    -------    -------     -------

Interest expense:
  Deposits.............................       435      1,099       1,534       (660)    (1,557)     (2,217)
  Advances from FHLB of Boston.........     1,875        545       2,420      1,162         55       1,217
                                         --------    -------    --------    -------    -------     -------
      Total interest expense...........     2,310      1,644       3,954        502     (1,502)     (1,000)
                                         --------    -------    --------    -------    -------     -------

Net interest and dividend income.......  $  1,070    $  (531)   $    539    $    54    $ 1,374     $ 1,428
                                         ========    =======    ========    =======    =======     =======


     INTEREST AND DIVIDEND INCOME. The Bank experienced a $4.5 million overall increase in interest and dividend income for the fiscal year ended March 31, 2001 compared to fiscal 2000. Interest income on loans increased by $3.9 million to $26.3 million due to a $41.6 million increase in average loan balances. Total loans increased by $25.8 million from March 31, 2000 to March 31, 2001 and the yield on these loans increased by 23 basis points. The Bank originated new loans amounting to $82.6 million, of which $51.1 million were adjustable-rate loans. The increase in the loan portfolio reflects a management decision to increase loan originations in a favorable interest rate environment. As rates have declined during the current calendar year, management has decided to slow down residential lending but expects to continue its emphasis on commercial lending in order to diversify the loan portfolio and improve overall portfolio yield. Additionally, interest and dividend income on investments increased by $569 thousand due primarily to an $3.0 million increase in average total balances of investments and a 58 basis point increase in the rate earned on investments during fiscal 2001. The overall total average balance of interest-earning assets increased by $44.7 million from fiscal 2000 to fiscal 2001, and the average yield on all interest-earning assets increased by 31 basis points between the two fiscal years.

     The Bank experienced a $428 thousand overall increase in interest and dividend income for the fiscal year ended March 31, 2000 compared to fiscal 1999. Interest income on loans increased by $732 thousand to $22.4 million due to a $12.6 million increase in average loan balances. Total loans increased by $39.7 million from March 31, 1999 to March 31, 2000. Partly offsetting the increase in average loans outstanding was a 7 basis point decrease in the average yield on these loans. The Bank originated new loans amounting to $108.4 million, of which $78.5 million were adjustable-rate loans. Additionally, interest and dividend income on investments decreased by $304 thousand due primarily to an $8.3 million decrease in average total balances of investments partly offset by a 25 basis point increase in the rate earned on investments during fiscal 2000. The overall total average balance of interest-earning assets increased by $4.3 million from fiscal 1999 to fiscal 2000, and the average yield on all interest-earning assets increased by 3 basis points between the two fiscal years.

     INTEREST EXPENSE. For fiscal 2001, interest expense on deposits increased by $1.5 million from $8.6 million in fiscal 2000 to $10.1 million in fiscal 2001. The increase can be attributed primarily to an increase of 41 basis points in the interest rate paid on deposits from 3.32% during fiscal 2000 to 3.73% in fiscal 2001, plus an increase in the average total balance of deposits to $270.1 million during fiscal 2001 from $257.5 million in the prior period. Interest expense on borrowings also increased as the average balance of borrowings rose to $112.0 million during fiscal 2001 from $80.9 million during fiscal 2000, in addition to an increase of 62 basis points in the rate paid on these borrowings to 6.18% in fiscal 2001 from 5.56% in fiscal 2000. Both factors combined to cause a $2.4 million increase in interest expense on borrowings during fiscal 2001. There was an overall increase in the average balance of interest-bearing liabilities of $43.7 million during fiscal 2001 compared to fiscal 2000.

     Interest expense on deposits decreased during the fiscal year ended March 31, 2000 by $2.2 million, from $10.8 million in fiscal 1999 to $8.6 million in fiscal 2000. The decrease can be attributed to a decrease of 59 basis points in the interest rate paid on deposits, from 3.91% during fiscal 1999 to 3.32 % during fiscal 2000, as well as a decrease in the average balance of deposits to $257.5 million during fiscal 2000 from $275.1 million during fiscal 1999. Interest expense on borrowings increased as the average balance of borrowings rose to $80.9 million during fiscal 2000 from $59.9 million during fiscal 1999 and the average rate paid on borrowed funds increased 9 basis points from 5.47% in fiscal 1999 to 5.56% in fiscal 2000. Both factors combined to cause a $1.2 million increase in interest expense on borrowings during fiscal 2000. There was an overall increase in the average balance of interest-bearing liabilities of $3.4 million during fiscal 2000 compared to fiscal 1999 while the cost of those liabilities declined by 33 basis points, to 3.86% in fiscal 2000.

     PROVISION FOR LOAN LOSSES. Due to the Bank's stable and relatively high level of asset quality, there was no provision for loan losses during fiscal 2001, 2000 and 1999. At March 31, 2001, 2000 and 1999, problem assets totaled $0, $235 thousand and $420 thousand, representing 0%, 0.06% and 0.1% of total assets, respectively. Problem assets are loans 90 days or more past due, real estate acquired by foreclosure and impaired loans. There were no loans 90 days or more past due at March 31, 2001. Loans 90 days or more past due amounted to $235 thousand at March 31, 2000, a decrease of $184 thousand from $419 thousand at March 31, 1999. There were no impaired loans at March 31, 2001 and March 31, 2000. There was no real estate acquired by foreclosure at March 31, 2001, 2000 or 1999.

     NON-INTEREST INCOME. Total non-interest income for fiscal 2001 was $1.3 million, compared to $1.7 million during fiscal 2000. The primary reason for the $381 thousand decline was a decrease in gains from the sale of investment securities during fiscal 2001 of $680 thousand compared to $1.0 million during fiscal 2000.

     Total non-interest income for fiscal 2000 was $1.7 million, compared to $1.4 million during fiscal 1999. The primary reason for the $301 thousand increase was an increase in gains from the sales of investment and mortgage-backed securities during fiscal 2000 of $1.0 million compared to $580 thousand during fiscal 1999. Additionally, during fiscal 1999, the Bank sold a non-banking facility, realizing a net gain on sale of $105 thousand.

     OPERATING EXPENSES. Operating expenses increased $985 thousand during the fiscal year ended March 31, 2001, as compared to the fiscal year ended March 31, 2000. This increase is primarily attributable to increase in salaries and benefits of $554 thousand, which included a one-time expenditure relating to the settlement of a severance claim, in data processing service fees of $313 thousand due to a change in computer processing systems and an increase in other expenses of $204 thousand. The primary reason for the increase in other expenses were $291 thousand in higher expenditures for promotions, advertising and marketing. These increases were partially offset by a reduction in professional fees during fiscal 2001 of $118 thousand due to consulting fees incurred during fiscal 2000 relating to a tax planning strategy implemented during fiscal 2000.

     Operating expenses increased $572 thousand during the fiscal year ended March 31, 2000, as compared to the fiscal year ended March 31, 1999. This increase was primarily attributable to increases in salaries and benefits of $638 thousand, in professional fees of $119 thousand and other expenses of $132 thousand. These increases were partially offset by a reduction in occupancy and equipment expenses during fiscal 2000 of $301 thousand.

     INCOME TAXES. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     During fiscal 1999, the Bank's effective income tax expense increased substantially to approximately the statutory rate. The Company instituted certain tax-saving techniques in fiscal 2000 that resulted in a decline in the effective tax rate. The effective rates of income tax expense for the fiscal years ended March 31, 2001, 2000 and 1999 were 36.2%, 37.4%, and 41.0%, respectively.

FINANCIAL CONDITION

     Total assets at March 31, 2001 amounted to $449.3 million, an increase of $39.7 million from $409.6 million at March 31, 2000. Total assets at March 31, 2000 increased $44.9 million from $364.7 million at March 31, 1999. During fiscal 2001, increases in the Bank's deposits and in borrowed funds were used to fund the increase in loans and investments.

     Net loans increased $25.7 million to $342.7 million at March 31, 2001 from $317.0 million at March 31, 2000. At March 31, 2001, mortgage loans were $338.9 million, a $23.9 million increase from March 31, 2000. During the fiscal year ended March 31, 2001, the Bank originated loans totaling $82.6 million, of which $31.5 million were fixed-rate loans and $51.1 million were adjustable-rate loans. Total loans originated during the fiscal year ended March 31, 2000, totaled $108.4 million, of which $29.9 million were fixed-rate loans and $78.5 million were adjustable-rate loans.

     RISK ELEMENTS. The improvement in the Bank's real estate portfolio continued through fiscal 2001, which resulted in a $235 thousand overall decrease in its problem assets to nil at March 31, 2001 as compared to March 31, 2000. Any reversal of the favorable economic conditions experienced during fiscal 2001 could result in the Bank experiencing increases in problem assets that would negatively affect the Bank's results of operations.

     The allowance for loan losses is maintained at a level which management considers adequate to provide for inherent probable losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation includes identification of adverse situations that may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making current evaluations. Any such adjustments to the allowance could negatively affect the Bank's net income. Additions to the allowance are charged to earnings; realized losses, net of recoveries, are charged to the allowance.

     INVESTMENT ACTIVITIES. The Bank's management believes it prudent to maintain an investment portfolio that provides not only a source of income but also a source of liquidity to meet lending demands and fluctuations in deposit flows.

     DEPOSITS. Total deposits at March 31, 2001 were $287.2 million, a $28.9 million increase from $258.3 million one year earlier. Savings accounts and other types of deposits have traditionally been an important source of funds for lending, investment purchases, and for other general business purposes. The increase in deposits resulted from management's decision to price deposits in a competitive interest rate environment, which caused the overall cost of funds to increase.

     ADVANCES FROM THE FEDERAL HOME LOAN BANK OF BOSTON. Advances from the Federal Home Loan Bank of Boston increased to $121.0 million at March 31, 2001 from $111.0 million at March 31, 2000.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

     The Bank's earnings are largely dependent on its net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest-rate risk exposure.

The policies and procedures for managing both on- and off-balance sheet activities are established by the Bank's asset/liability management committee ("ALCO"). The Board of Directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities.

     The main objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and preserve capital, while adjusting the Bank's asset/liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

     The following two tables reflect different methods of disclosing the Bank's exposure to a change in interest rates and its potential impact on the Bank's net interest income. The gap analysis uses contractual maturities and next repricing dates, while the market risk simulation measures changes in net interest income as a result of changes in market interest rates. The interest rate sensitivity of the Bank's assets and liabilities in both tables would vary substantially if different assumptions were used or if actual experience differs from the assumptions provided.

                                                           TIME INTERVAL FROM MARCH 31, 2001
                                     ------------------------------------------------------------------------------
                                     0-30       31-90      91-180       181-365      1-3       3-5
                                     DAYS        DAYS       DAYS          DAYS      YEARS      YEARS     THEREAFTER    TOTAL
                                     ----       -----      ------       -------     -----      -----     ----------    -----
                                                                       (DOLLARS IN THOUSANDS)
Interest-sensitive assets
-------------------------
  Short-term investments            $34,529    $     --   $     --    $     --     $     --   $     --    $     --   $ 34,529
  Investment securities (including
    stock in the FHLB of Boston)      6,967       6,150         --          --          506     14,253       9,537     37,413
  Adjustable-rate loans (a)           8,584      11,056     11,942      10,236       75,018    110,279      11,531    238,646
  Fixed-rate loan amortization (b)      430         856      1,316       2,731       12,060     13,939      75,815    107,147
  Mortgage-backed securities
    amortization (b)                     47          94        143         294        1,285      1,481      15,970     19,314
  The Co-Operative Central Bank
    Reserve Fund                         --          --      1,576          --           --         --          --      1,576
                                    -------    --------   --------    --------     --------   --------    --------   --------
      Total interest-sensitive
        assets                       50,557      18,156     14,977      13,261       88,869    139,952     112,853    438,625
                                    -------    --------   --------    --------     --------   --------    --------   --------
Interest-sensitive liabilities
------------------------------
  NOW accounts (c)                    7,844          --         --          --           --         --      23,533     31,377
  Regular, club and 90-day notice
    accounts (c)                     16,003           6         --          --           --         --      48,002     64,011
  Money market deposit accounts      15,327          --         --          --           --         --          --     15,327
  Term deposit certificates           5,780      27,806     44,476      24,759       46,039      3,147          11    152,018
  Advances from FHLB of Boston        2,000       5,000      6,000      12,000        8,000      4,000      84,000    121,000
                                    -------    --------   --------    --------     --------   --------    --------   --------
      Total interest-sensitive
        liabilities                  46,954     32,812      50,476      36,759       54,039      7,147     155,546    383,733
                                    -------    --------   --------    --------     --------   --------    --------   --------
Interest-sensitivity gap
  (assets minus liabilities)        $ 3,603    $(14,656)  $(35,499)   $(23,498)    $ 34,830   $132,805    $(42,693)  $ 54,892
                                    =======    ========   ========    ========     ========   ========    ========   ========

Cumulative gap                      $ 3,603    $(11,053)  $(46,552)   $(70,050)    $(35,220)  $ 97,585    $ 54,892
                                    =======    ========   ========    ========     ========   ========    ========

Cumulative interest-sensitive
  assets as a percent of cumulative
  interest-sensitive liabilities      107.7%       86.1%      64.3%       58.1%        64.1%     142.6%      114.3%

Cumulative gap as a percent of
  total assets                          0.9%       (2.7)%    (11.4)%     (17.1)%       (8.6)%     23.6%       13.4%

--------------
(a) Adjustable-rate mortgage loan amounts and other loans subject to repricing are accumulated as if the entire balance came due on the repricing date.

(b) Amortization is shown in the time period corresponding to the contractual amortization or, when such information was not available, the computed principal amortization based on weighted average maturities and weighted average rates. Fixed-rate demand loans are shown in the "0-30 Days" category and are usually amortized over longer periods and can be repriced at the option of the Bank

(c) Although NOW and regular accounts are subject to immediate withdrawal and repricing, management considers these accounts to have significantly longer effective maturities and repricing terms; therefore, the majority of such accounts have been included in the "Thereafter" category. If NOW and regular accounts had been assumed to be subject to repricing within one year, the cumulative excess of interest sensitive liabilities over interest-sensitive assets would have been $141,591 or 34.6% of total assets.

     The above table indicates that the Company is liability sensitive during the period of one year or less. Accordingly, the Bank's net interest income would be negatively affected by a rising interest rate environment since its interest-bearing liabilities would reprice upwards more quickly than its interest-earning assets.

     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon.

     Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on actual cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 200 basis points downward in the first year of the model.

     The following table indicates the estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods:

                                                                        PERCENTAGE CHANGES IN ESTIMATED
                                                                            NET INTEREST INCOME OVER
                                                                       ---------------------------------
                                                                       12 MONTHS               24 MONTHS
                                                                       ---------               ---------
                  300 basis point increase in rates....................    (3.6)%                (10.2)%

                  200 basis point decrease in rates....................   (10.3)%                (16.5)%


     Based on the scenario above, net interest income of the Company would be adversely affected by either a 300 basis point increase or a 200 basis point decrease in rates in both the twelve and twenty-four month periods.

LIQUIDITY

     The Bank's principal sources of liquidity are customer deposits, amortization and repayments of loan and mortgage-backed security principal, FHLB of Boston advances and maturities of various other investments. These various sources of liquidity, as well as the Bank's ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investments.

     Deposits have been a relatively stable source of funds for the Bank despite the continued competition in recent years. During fiscal 2001, deposit balances increased by $28.9 million to $287.2 million from $258.3 million at March 31, 2000.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2001 and 2000, the Bank had outstanding FHLB of Boston advances of $121.0 million and $111.0 million, respectively. The deposits and FHLB advances were used to fund the Bank's lending and investing activities during the year. The FHLB of Boston advances are secured by a blanket lien on residential first mortgage loans, investment securities and all stock in the FHLB of Boston.

     As a member of The Co-operative Central Bank, the Bank also has the right to borrow from that organization for short-term cash needs, by pledging certain assets. The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain of the Bank's notes and drafts. The Bank has not exercised these rights.

     Loan originations, including purchases, totaled $82.6 million, $108.4 million, and $111.2 million for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, outstanding commitments to originate mortgage loans totaled $17.1 million, and commitments for unadvanced funds on home equity, commercial and construction loans totaled $24.9 million. Currently, the Bank does not have any mortgage loans available for sale in the secondary market. Management believes that the Bank has adequate sources of liquidity to fund these commitments.

CAPITAL RESOURCES

     Massachusetts chartered co-operative banks with deposits insured by the FDIC, such as the Bank, are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders' equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2001, the minimum total risk-based capital ratio required was 8.00%. The Bank's risk-based total capital ratio at March 31, 2001 was 12.86%.

     To complement the risk-based standards, the FDIC adopted a leverage ratio (stockholders' equity divided by total assets) of 3% for the most highly rated banks and 4%-5% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Bank's leverage ratio was 7.75% at March 31, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The tabular and narrative information set forth in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management and Market Risk" in Part II of this report discloses detailed quantitative and qualitative information about market risks and their effects on the Company and its subsidiaries, particularly with respect to changes in market interest rates on interest-earning assets and interest-bearing liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------




                      CENTRAL BANCORP INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                          Page
                                                                          ----
Consolidated Balance Sheets............................................... 38

Consolidated Statements of Income......................................... 39

Consolidated Statement of Changes in Stockholders' Equity................. 40

Consolidated Statement of Cash Flows...................................... 41

Notes to Consolidated Financial Statements................................ 43

Independent Auditors' Report.............................................. 62

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars In Thousands)

                                                                                                        MARCH 31,
                                                                                               ---------------------------
                                                                                                  2001             2000
                                                                                                  ----             ----
ASSETS
Cash and due from banks                                                                        $  5,351          $  6,588
Short-term investments
                                                                                                 34,529            14,802
Investments available for sale:
     Investment securities (amortized cost of $31,702 in 2001 and $32,839 in 2000)
       (notes 2 and 11)                                                                          31,263            32,135
     Mortgage-backed securities (amortized cost of $19,623 in 2001 and $23,862 in 2000)
       (note 2)                                                                                  19,314            23,308
Stock in Federal Home Loan Bank of Boston, at cost (note  7)                                      6,150             5,800
The Co-operative Central Bank Reserve Fund (note 8)                                               1,576             1,576
                                                                                               --------          --------
     Total investments                                                                           92,832            77,621

Loans:
   Mortgage loans (notes  3, 5 and 11)                                                          338,898           314,966
   Other loans  (notes 4 and 5)                                                                   6,895             5,047
                                                                                               --------          --------
                                                                                                345,793           320,013
  Less allowance for loan losses (note 6)                                                         3,106             2,993
                                                                                               --------          --------
         Net loans                                                                              342,687           317,020
                                                                                               --------          --------
Accrued interest receivable                                                                       2,426             2,036
Office properties and equipment, net (note  9)                                                    2,018             2,218
Deferred tax asset, net (note 12)                                                                   801             1,071
Goodwill, net                                                                                     2,520             2,808
Other assets                                                                                        702               195
                                                                                               --------          --------
         Total assets                                                                          $449,337          $409,557
                                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits  (note 10)                                                                       $287,167          $258,339
     Advances from Federal Home Loan Bank of Boston (note 11)                                   121,000           111,000
     Advance payments by borrowers for taxes and insurance                                        1,220             1,053
     Accrued interest payable                                                                       608               542
     Accrued expenses and other liabilities                                                       1,130             1,226
                                                                                               --------          --------
         Total liabilities                                                                      411,125           372,160
                                                                                               --------          --------

Commitments and contingencies (notes 9, 13 and 16)
Stockholders' equity (note 14):

     Preferred stock $1.00 par value, authorized 5,000,000 shares;
         none issued or outstanding                                                                  --                --
     Common stock $1.00 par value, authorized 15,000,000 shares;
         1,970,000 shares issued; outstanding 1,684,164 and 1,810,450 shares
         at March 31, 2001 and 2000, respectively                                                 1,970             1,970
     Additional paid-in capital                                                                  11,190            11,190
     Retained income                                                                             30,950            28,538
     Treasury stock (285,836 and 159,550 shares at March 31, 2001 and 2000,
         respectively), at cost                                                                  (5,230)           (3,043)
     Accumulated other comprehensive (loss) income                                                 (431)             (825)
     Unearned compensation - ESOP (note 15)                                                        (237)             (433)
                                                                                               --------          --------
         Total stockholders' equity                                                              38,212            37,397
                                                                                               --------          --------
         Total liabilities and stockholders' equity                                            $449,337          $409,557
                                                                                               ========          ========

See accompanying notes to consolidated financial statements.

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                       FISCAL YEARS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                 2001              2000             1999
                                                              ---------------------------------------------
Interest and dividend income:
    Mortgage loans                                            $  25,613         $ 21,806         $  21,250
    Other loans                                                     716              599               423
    Short-term investments                                          487              421               650
    Investment securities                                         2,603            2,039             1,481
    Mortgage-backed securities                                    1,412            1,465             2,097
    The Co-operative Central Bank Reserve Fund                       86               94                95
                                                              --------------------------------------------
            Total interest and dividend income                   30,917           26,424            25,996
                                                              --------------------------------------------
Interest expense:
    Deposits                                                     10,087            8,553            10,770
    Advances from Federal Home Loan Bank of Boston                6,916            4,496             3,279
                                                              --------------------------------------------
            Total interest expense                               17,003           13,049            14,049
                                                              --------------------------------------------
            Net interest and dividend income                     13,914           13,375            11,947
Provision for loan losses (note 6)                                   --               --                --
                                                              --------------------------------------------
            Net interest and dividend income after
                 provision for loan losses                       13,914           13,375            11,947
                                                              --------------------------------------------
Non-interest income:
    Deposit service charges                                         428              414               431
    Net gain from sale of investment securities (note 2)            680            1,013               580
    Gain on sale of building                                         --               --               105
    Other income                                                    180              242               252
                                                              --------------------------------------------
            Total non-interest income                             1,288            1,669             1,368
                                                              --------------------------------------------
Operating expenses:
    Salaries and employee benefits (note 15)                      5,571            5,017             4,379
    Occupancy and equipment (note 9)                              1,192            1,167             1,468
    Data processing service fees                                    847              534               543
    Professional fees                                               757              875               756
    Foreclosure expenses, net                                         1               (6)                1
    Goodwill amortization                                           288              288               288
    Other expenses                                                1,674            1,470             1,338
                                                              --------------------------------------------
            Total operating expenses                             10,330            9,345             8,773
                                                              --------------------------------------------
            Income before income taxes                            4,872            5,699             4,452
Income tax expense (note 12)                                      1,763            2,132             1,860
                                                              --------------------------------------------
Net income before cumulative effect of change in
    accounting principle                                          3,109            3,567             2,682
Cumulative effect of change in accounting principle,
    net of taxes                                                     --             (234)               --
                                                              --------------------------------------------
            Net income                                        $   3,109         $  3,333         $   2,682
                                                              ============================================

Earnings per common share (note 1):
    Before cumulative effect of change in accounting
      principle                                               $    1.81         $   1.90         $    1.38
                                                              ============================================
    Before cumulative effect of change in accounting
      principle - assuming dilution                           $    1.81         $   1.89         $    1.38
                                                              ============================================
    After cumulative effect of change in accounting
      principle                                               $    1.81         $   1.77         $    1.38
                                                              ============================================
    After cumulative effect of change in accounting
      principle - assuming dilution                           $    1.81         $   1.77         $    1.38
                                                              ============================================
Weighted average common shares outstanding                        1,717            1,882             1,938
                                                              ============================================
Weighted average common shares outstanding, diluted               1,719            1,885             1,946
                                                              ============================================

See accompanying notes to consolidated financial statements.

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      (In Thousands, Except Per Share Data)

                                                                                       ACCUMULATED
                                                      ADDITIONAL                          OTHER        UNEARNED        TOTAL
                                            COMMON     PAID-IN   RETAINED   TREASURY  COMPREHENSIVE  COMPENSATION  STOCKHOLDERS'
                                            STOCK      CAPITAL    INCOME     STOCK    (LOSS) INCOME      ESOP         EQUITY
                                            ------    ---------  --------   --------  -------------  ------------  ------------
 Balance at March 31, 1998                  $1,965     $11,159    $23,841   $    --   $   544          $(723)         $36,786
 Net income                                     --          --      2,682        --        --             --            2,682
 Other comprehensive income,
   net of tax:
     Unrealized (loss) on securities,
       net of reclassification
       adjustment                               --          --         --        --      (217)            --             (217)
                                                                                                                      -------

       Comprehensive income                     --          --         --        --        --             --            2,465
                                                                                                                      -------
 Proceeds from exercise of stock options         2          12         --        --        --             --               14

 Dividend paid ($0.32 per share)                --          --       (629)       --        --             --             (629)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            106              106
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 1999                   1,967      11,171     25,894        --       327           (617)          38,742

 Net income                                     --          --      3,333        --        --             --            3,333
 Other comprehensive income,
  net of tax:
     Unrealized (loss) on securities,
      net of reclassification adjustment        --          --         --        --    (1,152)            --           (1,152)
                                                                                                                      -------
       Comprehensive income                     --          --         --        --        --             --            2,181
                                                                                                                      -------
 Proceeds from exercise of stock options         3          19         --        --        --             --               22

 Purchase of treasury stock                     --          --         --    (3,043)       --             --           (3,043)
 Dividend paid ($0.36 per share)                --          --       (689)       --        --             --             (689)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            184              184
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 2000                   1,970      11,190     28,538    (3,043)     (825)          (433)          37,397
 Net income                                     --          --      3,109        --        --             --            3,109
 Other comprehensive income,
  net of tax:
     Unrealized gain on securities,
      net of reclassification
      adjustment (note 2)                       --          --         --        --       394             --              394
                                                                                                                      -------
       Comprehensive income                     --          --         --        --        --             --            3,503
                                                                                                                      -------
 Purchase of treasury stock                     --          --         --        --        --             --           (2,187)
                                                                             (2,187)
 Dividend paid ($0.40 per share)                --          --       (697)       --        --             --             (697)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            196              196
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 2001                  $1,970     $11,190    $30,950   $(5,230)   $ (431)         $(237)         $38,212
                                            =================================================================================


The Bank's other comprehensive income (loss) and related tax effect for the fiscal years ending March 31 are as follows:

                                                                                           2001
                                                                        ----------------------------------------------
                                                                        BEFORE-TAX    TAX (BENEFIT)      AFTER-TAX
 in thousands                                                             AMOUNT         EXPENSE          AMOUNT
----------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
       Unrealized holding gains during
        period                                                           $ 1,188         $  360           $  828
       Less reclassification adjustment for (gains) realized in net
        income                                                              (680)          (246)            (434)
                                                                         --------------------------------------------
                 Other comprehensive income                              $   508         $  114           $  394
                                                                         ============================================

                                                                                                  2000
                                                                         --------------------------------------------------
                                                                         BEFORE-TAX   TAX (BENEFIT)      AFTER-TAX
 in thousands                                                             AMOUNT         EXPENSE          AMOUNT
------------------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
       Unrealized holding (losses) during
        period                                                           $  (815)        $ (297)          $  (518)
       Less reclassification adjustment for (gains) realized in net
        income                                                            (1,013)          (379)             (634)
                                                                         --------------------------------------------
                 Other comprehensive income                              $(1,828)        $ (676)          $(1,152)
                                                                         ============================================

See accompanying notes to consolidated financial statements.

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      (In Thousands, Except Per Share Data)

                                                                                        FISCAL YEARS ENDED MARCH 31,
                                                                                  ---------------------------------------
                                                                                      2001          2000         1999
                                                                                      ----          ----         ----
Cash flows from operating activities:
Net income                                                                           $  3,109    $   3,333      $   2,682
Adjustments to reconcile net income to net cash provided by
  operating activities
   Depreciation and amortization                                                          438          462            729
   Amortization of premiums and discounts                                                  86          132            461
   Amortization of goodwill                                                               288          288            288
   Decrease (increase) in deferred tax assets                                             270         (327)          (175)
   Net gains from sale of investment and mortgage-backed securities                      (680)      (1,013)          (580)
   Net gain from sale of building                                                          --           --           (105)
   Cumulative effect of change in accounting principle                                     --          234             --
(Increase) decrease in accrued interest receivable                                       (390)        (422)           296
(Increase) decrease in other assets                                                      (507)          59           (256)
Increase (decrease) in advance payments by borrowers for taxes and insurance              167         (336)           160
Increase (decrease) in accrued interest payable                                            66          251           (192)
(Decrease) increase in accrued expenses and other liabilities                             (96)         415           (560)
                                                                                  -----------------------------------------
     Net cash provided by operating activities                                          2,751        3,076          2,748
                                                                                  -----------------------------------------
Cash flows from investing activities:
  Principal collected on loans                                                         56,949       68,641        112,825
  Loan originations                                                                   (82,616)    (108,363)      (111,231)
  Principal payments on mortgage-backed securities available for sale                   4,069        9,420         14,942
  Purchase of mortgage-backed securities available for sale                                --       (3,216)            --
  Purchase of investment securities available for sale                                 (6,170)     (18,500)       (16,622)
  Proceeds from sales of investment securities available for sale                       3,955        6,159          4,049
  Maturities and redemptions of investment securities held to maturity                     --           --          4,000
  Maturities and redemptions of investment securities available for sale                4,000        2,500         15,100
  Net (increase) decrease in short-term investments                                   (19,727)       2,137        (13,618)
  Purchase of stock in FHLB of Boston                                                    (350)      (2,450)          (200)
  Proceeds from sale of land and building                                                  --           --            239
  Purchase of office properties and equipment, net                                       (238)        (130)          (576)
                                                                                  -----------------------------------------

     Net cash used by investing activities                                            (40,128)     (43,802)         8,908
                                                                                  -----------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                  28,828       (8,124)        (9,901)
  Proceeds from advances from FHLB of Boston                                          169,095      155,500         43,495
  Payments on advances from FHLB of Boston                                           (159,095)    (101,500)       (45,495)
  Proceeds from exercise of stock options                                                  --           22             14
  Purchase of treasury stock                                                           (2,187)      (3,043)            --
  Payments of dividends on common stock                                                  (697)        (689)          (629)
  Amortization of unearned compensation - ESOP                                            196          184            106
                                                                                  -----------------------------------------
     Net cash provided by financing activities                                         36,140       42,350        (12,410)
                                                                                  -----------------------------------------
     Net increase (decrease) in cash and due from banks                                (1,237)       1,624           (754)
  Cash and due from banks at beginning of year                                          6,588        4,964          5,718
                                                                                  -----------------------------------------
  Cash and due from banks at end of year                                             $  5,351    $   6,588      $   4,964
                                                                                  =========================================

                                                                                                                Continued

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows, continued
                      (In Thousands, Except Per Share Data)

                                                                                        FISCAL YEARS ENDED MARCH 31,
                                                                                  ---------------------------------------
                                                                                      2001          2000         1999
                                                                                      ----          ----         ----
Supplemental disclosure of cash flow information: Cash paid during the year for:
      Interest                                                                       $ 16,937    $  12,798     $ 14,241
      Income Taxes                                                                      1,850        2,094        2,413

Schedule of non-cash investing activities:
    Transfer from mortgage loans to real estate acquired by foreclosure              $     --    $      --     $     --

See accompanying notes to financial statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended March 31, 2001, 2000 and 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, was organized by Central Bank (the "Bank") to be a bank holding company. The Company was organized at the direction of the Bank on September 30, 1998, to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership, which was completed on January 8, 1999. The Company's common stock, par value $1.00 per share (the "Common Stock"), became registered under the Securities Exchange Act of 1934 on January 8, 1999. The Company has no significant assets other than the common stock of the Bank and various other liquid assets that it invests in the ordinary course of business. For that reason, substantially all of the discussion in these consolidated financial statements relates to the operations of the Bank and its subsidiaries.

     Central Bank (the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to acquire funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to a lesser extent, to make loans on commercial real estate in its market area. The Bank also makes a limited amount of consumer loans, including home improvement and secured and unsecured personal loans. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank ("FRB"). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $100,000 and the Share Insurance Fund ("SIF") for deposits in excess of $100,000.

     The Company conducts its business through one operating segment, the Bank.

     The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ from those entities, if the conditions change.

     Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure, management obtains independent appraisals for significant properties.

     Certain prior fiscal year amounts have been reclassified to conform to the current year's presentation. The following is a summary of the significant accounting policies adopted by the Bank.

     Cash and Due from Banks

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $2,483,000 at March 31, 2001.

     Investments

     Investments are classified as either held to maturity, available for sale or trading. Investments classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as other comprehensive income within stockholders' equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.

     If a decline in fair value below the amortized cost basis of an investment or mortgage-backed security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included as a charge against gain on sale of investment and mortgage-backed securities.

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These Statements establish comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under these Statements, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The Company adopted these Statements on April 1, 2001. The adoption of these Statements did not have a material effect on the Company's consolidated financial statements.

     Loans

     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination fees. Loans classified as held for sale in the secondary market are stated at the lower of aggregate cost or market value. Market value is estimated based on outstanding investor commitments or, in the absence of cash commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection, when a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank records interest income on non-accrual and impaired loans on the cash basis of accounting.

     Loan origination fees, net of certain direct loan origination costs, are considered adjustments of interest-rate yield and are amortized into interest income over the loan term using the level-yield method. When loans are sold in the secondary market, the remaining balance of the amount deferred is included in determining the gain or loss on the sale.

     Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote.

     Allowance for Loan Losses

     The allowance for loan losses is established through a charge to operations. When management believes that the collection of a loan's principal balance is unlikely, the principal amount is charged against the allowance. Recoveries on loans that have been previously charged off are credited to the allowance as received.

     The allowance for loan losses is determined using a systematic analysis and procedural discipline based on historical experience, product types, and
industry  benchmarks.   The  allowance  is  segregated  into  three  components:
"general", "specific", and "unallocated". The general component is determined by applying coverage percentages to groups of loans based on risk ratings and product types. A system of periodic loan reviews is performed to assess the inherent risk and assign risk ratings to each loan individually. Coverage percentages applied are determined based on industry practice and management's judgment. The specific component is established by allocating a portion of the allowance for loan losses to individual classified loans on the basis of specific circumstances and assessments. The unallocated component supplements the first two components based on management's judgment of the effect of current and forecasted economic conditions on borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall portfolio, and consideration of the relationship of the allowance for loan losses to non-performing loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies to a great extent on the judgment and experience of management. Additions to the allowance are charged to earnings; realized losses, net of recoveries, are charged to the allowance. Management believes that the allowance for loan losses is adequate.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at their examination date.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank's deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset.

     Office Properties and Equipment

     Office properties and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

     Goodwill

     Goodwill arising from acquisitions is amortized on a straight-line basis over 15 years. On an ongoing basis, management evaluates the valuation of the remaining balance of goodwill.

     Pension and Other Benefits

     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. The pension costs are funded as they are accrued.

     Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     New Accounting Pronouncements

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

NOTE 2. INVESTMENTS AND MORTGAGE-BACKED SECURITIES (Dollars in ThousandS)

     The amortized cost and fair value of investments and mortgage-backed securities available for sale are summarized as follows:

                                                                            MARCH 31, 2001
                                                       -----------------------------------------------------------------------
                                                                                  GROSS UNREALIZED
                                                          AMORTIZED      ------------------------------------      FAIR
                                                            COST                GAINS             LOSSES           VALUE
      ------------------------------------------------------------------------------------------------------------------------
      Common and Preferred Stock                          $   7,748          $      605          $ (1,386)       $  6,967
      U.S. Government and Federal Agency obligations         18,970                  88                (7)         19,051
      Other bonds and obligations                             4,984                 261                --           5,245
                                                       ----------------  -------------------- --------------- ----------------
                                Total                     $  31,702          $      954          $ (1,393)       $ 31,263
                                                       ================  ==================== =============== ================
      Mortgage-backed securities:
                      GNMA                                $     361          $       --          $    (10)       $    351
                      FNMA                                   13,753                  86              (197)         13,642
                      FHLMC                                   3,479                  66               (37)          3,508
                      CMOs                                    2,030                  --              (217)          1,813
                                                       ----------------  -------------------- --------------- ----------------
                                Total                     $  19,623          $      152          $   (461)       $ 19,314
                                                       ================  ==================== =============== ================
                                                                            MARCH 31, 2000
                                                       -----------------------------------------------------------------------

                                                                                  GROSS UNREALIZED
                                                          AMORTIZED      ------------------------------------      FAIR
                                                            COST                GAINS             LOSSES           VALUE
      ------------------------------------------------------------------------------------------------------------------------
      Common and Preferred Stock                          $   6,847          $      929          $   (631)       $  7,145
      U.S. Government and Federal Agency obligations         23,962                  --            (1,009)         22,953
      Other bonds and obligations                             2,030                   7                --           2,037
                                                       ----------------  -------------------- --------------- ----------------
                                                                                            ---
                                Total                     $  32,839          $      936          $ (1,640)       $ 32,135
                                                       ================  ==================== =============== ================

      Mortgage-backed securities:
                     GNMA                                 $     434          $       --          $    (14)       $    420
                     FNMA                                    17,091                   5              (400)         16,696
                     FHLMC                                    4,185                  --               (50)          4,135
                     CMOs                                     2,152                  --               (95)          2,057
                                                       ----------------- -------------------  --------------- ----------------
                                 Total                    $  23,862          $        5          $   (559)       $ 23,308
                                                       ================= ===================  =============== ================

         The maturity distribution (based on contractual maturities) and annual yields of mortgage-backed securities at March 31, 2001 and 2000 are as follows:

                                                                            MARCH 31, 2001
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
         Due within one year                                  $    --           $    --            0.00%
         Due after one year but within five years                 703               702            6.71%
         Due after five years but within ten years              4,996             5,111            6.94%
         Due after ten years                                   13,924            13,501            7.21%
                                                              -------           -------
              Total                                           $19,623           $19,314            7.12%
                                                              =======           =======

        Weighted average remaining life (in years)              17.52
                                                              =======
                                                                            MARCH 31, 2000
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
         Due within one year                                  $    --           $    --            0.00%
         Due after one year but within five years                 687               410            6.56%
         Due after five years but within ten years              6,469             6,376            7.01%
         Due after ten years                                   16,706            16,522            6.26%
                                                              -------           -------
              Total                                           $23,862           $23,308            6.47%
                                                              =======           =======

         Weighted average remaining life (in years)             18.33
                                                              =======

     Maturities  on   mortgage-backed   securities   are  based  on  contractual
maturities and do not take into consideration scheduled amortization or prepayments. Actual maturities will differ from contractual maturities due to scheduled amortization and prepayments.

     The amortized cost and fair value of adjustable-rate federal agency obligations and mortgage-backed securities classified as available for sale amounted to $38,673 and $38,284, respectively, in 2001. The amortized cost and fair value of adjustable-rate federal agency obligations and mortgage-backed securities classified as available for sale amounted to $12,809 and $12,467, respectively, in 2000.

     The Bank had securities classified as available for sale with callable features that can be called prior to final maturity with an amortized cost of $8,974 and a fair value of $9,027 at March 31, 2001.

     Net realized gains on sales of investment securities classified as available for sale for the fiscal years ended March 31, 2001, 2000 and 1999 amounted to $680, $1,013 and $580, respectively.

     There were no sales of mortgage-backed securities classified as available for sale during the fiscal years ended March 31, 2001 and 2000.

     The maturity distribution (based on contractual maturities) and annual yields of investment securities (excluding common and preferred stocks) at March 31, 2001 and 2000 are as follows:

                                                                            MARCH 31, 2001
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
Due within one year                                           $    --           $    --            0.00%
Due after one year but within five years                       14,487            14,759            6.73
Due after five years but within ten years                       9,467             9,537            6.63
                                                              -------------------------------------------
     Total                                                    $23,954           $24,296            6.69%
                                                              ===========================================

Weighted average remaining life (in years)                       3.16
                                                              =======
                                                                            MARCH 31, 2000
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
Due within one year                                           $ 1,000           $   994            6.15%
Due after one year but within five years                        9,056             6,869            6.80
Due after five years but within ten years                      15,936            17,127            6.48
     Total                                                    -------------------------------------------
                                                              $25,992           $24,990            6.57%
                                                              ===========================================

Weighted average remaining life (in years)                       5.93
                                                              =======


     A FNMA mortgage pool with an amortized cost of $5,834 and fair value of $5,673 at March 31, 2001, was pledged to provide collateral for customers and for the Bank's employee tax withholdings that are to be remitted to the federal government in excess of the $100 of withholdings insured by the FDIC.

NOTE 3.  MORTGAGE LOANS (In Thousands)

     Mortgage loans as of March 31 are summarized below:


MORTGAGE LOANS:                                      2001                    2000
--------------------------------------------------------------------------------------
     Residential
           Fixed                                   $   75,809              $   65,765
           Adjustable                                 170,694                 177,798
     Commercial                                        74,613                  54,228
     Construction                                       9,500                   9,765
     Second Mortgage and Home Equity                    8,282                   7,403
     FHA & VA                                              --                       7
                                                   ----------              ----------
                                                   $  338,898              $  314,966
                                                   ==========              ==========

     At March 31, 2001 and 2000, net deferred loan costs of $160 and $280, respectively, were reflected as an addition to the appropriate loan categories.

     Mortgage and other loans on which the accrual of interest had been discontinued at March 31, 2001, 2000 and 1999 were $000, $235, and $419, respectively. Interest income not recognized on such loans amounted to $00, $7, and $16 in fiscal 2001, 2000 and 1999, respectively.

     At March 31, 2001 and 2000, there were no impaired loans. Impaired loans are measured using the fair value of collateral. During fiscal 2001 and 2000, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans. During fiscal 2001 and 2000, there was no interest forgone on impaired loans that were not non-accrual loans.

     Mortgage loans serviced by the Bank for others amounted to $4,288 and $5,790 at March 31, 2001 and 2000, respectively. The Bank's lending activities are conducted principally in communities in the suburban Boston area. The Bank grants mortgage loans on residential property, commercial real estate, construction of residential homes, second mortgages, home equity and other loans. Substantially all loans granted by the Bank are secured by real estate collateral. The ability and willingness of residential mortgage borrowers to honor their repayment commitments are generally impacted by the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments are generally impacted by the health of the real estate market in the borrowers' geographic area and the general economy.


NOTE 4. OTHER LOANS (In Thousands)

     Other loans at March 31 are summarized below:

         OTHER LOANS                                                      2001             2000
         ----------------------------------------------------------------------------------------
                  Commercial                                           $   4,859        $   3,349

                  Secured by Deposits                                      1,137            1,023

                  Consumer                                                    36               38

                  Unsecured                                                  863              637
                                                                       --------------------------

                                                                       $   6,895        $   5,047
                                                                       ==========================

NOTE 5. LOANS TO DIRECTORS AND OFFICERS (In Thousands)

     The following summarizes the activity with respect to loans included in mortgage and other loans made to directors and officers and their related interests for the fiscal years ended March 31:

                                                                          2001             2000
                                                                       --------------------------

         Balance at beginning of period                                $     243        $     563
                  New loans                                                  444               11
                  New officers with loans outstanding                        158               --
                  Repayment of principal                                    (265)            (187)
                  No longer a director                                        --             (144)
                                                                       --------------------------
         Balance at end of period                                      $     580        $     243
                                                                       ==========================

     Loans included above were made in the Bank's ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan.

NOTE 6. ALLOWANCE FOR LOAN LOSSES (In Thousands)

                                                                                           MARCH 31,
                                                                              -------------------------------------
                                                                                    2001       2000        1999
         ----------------------------------------------------------------------------------------------------------
         Balance at beginning of period                                           $2,993     $2,913      $2,886
             Provision charged to expense                                             --         --          --
             Amounts charged-off                                                      (4)        (9)        (99)
             Recoveries on accounts previously charged-off                           117         89         126
                                                                              ----------- ----------  -------------
         Balance at end of period                                                 $3,106     $2,993      $2,913
                                                                              =========== ==========  =============

NOTE 7. STOCK IN FEDERAL HOME LOAN BANK OF BOSTON (In Thousands)

     As a member of the Federal Home Loan Bank of Boston ("FHLB of Boston"), the Bank is required to invest in $100 par value stock of the FHLB of Boston in an amount equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever is higher. The Bank's investment exceeded the required level by $100 and $250 at March 31, 2001 and 2000, respectively. If such stock is redeemed, the Bank will receive from the FHLB of Boston an amount equal to the par value of the stock.

NOTE 8. THE CO-OPERATIVE CENTRAL BANK RESERVE FUND

     The Co-operative Central Bank Reserve Fund was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

NOTE 9. OFFICE PROPERTIES AND EQUIPMENT (In Thousands)

     A summary of cost, accumulated depreciation and amortization of office properties and equipment at March 31 follows:

                                                                         2001            2000
                                                                         ----            ----
          Land                                                            $  589          $  589
          Buildings                                                        2,304           2,287
          Furniture                                                        5,596           5,376
          Leasehold improvements                                             475             474
                                                                       --------------------------
                                                                           8,964           8,726
          Less accumulated depreciation and amortization                  (6,946)         (6,508)
                                                                       --------------------------
                                                                          $2,018          $2,218
                                                                       ==========================

     A summary of minimum rentals for future periods under non-cancelable operating leases follows:

                                                                    MINIMUM
                                                                    RENTALS
                                                                    -------
          Years Ending March 31,
          2002                                                       $ 92
          2003                                                         78
          2004                                                         59
          2005                                                         14
          Thereafter                                                    6


     Rental expense for the fiscal years ended March 31, 2001, 2000 and 1999 was $125, $123 and $118, respectively.

NOTE 10. DEPOSITS (Dollars in Thousands)

     Deposits at March 31 are summarized as follows:

                                                                 2001                                     2000
                                                                 ----                                     ----

                                                               AMOUNT INTEREST RATES                  AMOUNT  INTEREST RATES
                                                               ------ --------------                  ------  --------------
Demand (non-interest-bearing)                                $ 24,434       --                      $ 18,634        --
NOW Accounts                                                   31,377  1.01 - 1.52%                   32,218   1.01 - 1.52%
Regular, club and 90 day Notice                                64,011      2.00%                      61,475      2.00%
Money Market deposit Accounts                                  15,327  2.15 - 2.35%                   19,045   2.15 - 2.35%
                                                            ---------                               --------
                                                            $ 135,149                               $131,372

Term Deposit Certificates
       Six Month money market                               $  20,437  4.00 - 6.25%                 $ 16,469   4.00 - 6.00%
        Other                                                 131,581  4.00 - 7.25%                  110,498   4.00 - 7.00%
                                                            ---------                               --------
              Total Term Deposit Certificates                 152,018                                126,967
                                                            ---------                               --------
                                                            $ 287,167                               $258,339
                                                            =========                               ========

Weighted average interest rate                                             3.80%                                  3.37%

Contractual  maturities  of term  deposit  certificates  at March  31,  2001 are
--------------------------------------------------------------------------------
summarized as follows:
----------------------
Years Ending March 31,
              2002                                          $ 102,821
              2003                                             43,336
              2004                                              2,704
         2005/2006                                              3,157
                                                            ---------

                                                            $ 152,018
                                                            ==========

     The aggregate amount of individual term deposit certificates with a minimum denomination of $100 or more was $34,644 and $24,937 at March 31, 2001 and 2000, respectively. Interest expense on these deposits was $1,763, $795 and $934 for fiscal years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 11. ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON (Dollars in Thousands)
-------------------------------------------------------

     Advances from FHLB of Boston, by year of maturity, at March 31 consist of the following:

                                                                              2001                     2000
         -------------------------------------------------------------------------------------------------------
              INTEREST RATE            DUE IN YEAR ENDING MARCH 31,
         5.76% - 6.95%                             2001                   $         --               $   18,000
         5.21% - 6.95%                             2002                         25,000                    4,000
         6.60%                                     2003                          8,000                      --
         4.99% - 5.69%                             2004                            --                     5,000
         6.23%                                     2006                          4,000                      --
         6.10% - 6.42%                             2008                         13,000                      --
         4.49% - 5.89%                             2009                         15,000                   26,000
         4.49% - 6.21%                             2010                         20,000                   18,000
         3.99% - 6.56%                             2011                         34,000                   33,000
         5.49%                                     2014                          2,000                    2,000
         5.25%                                     2015                            --                     5,000
                                                                             ---------                ---------
                                                                             $ 121,000                $ 111,000
                                                                             =========                =========

            Weighted Average Rate                                            5.84%                        5.66%

     At March 31, 2001, advances totaling $88 million were callable prior to the scheduled maturity of the advances.

     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. Applying these ratios, the Bank's overall borrowing capacity was approximately $201,200 and $202,400 at March 31, 2001 and 2000, respectively.

     The highest month-end balance of FHLB of Boston advances outstanding was $121,000, $113,000, and $64,000 during the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 12. INCOME TAXES (Dollars in Thousands)

     The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Bank's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

     Income tax expense was allocated as follows:

                                                                             FISCAL YEARS ENDED MARCH 31,
                                                                     ---------------------------------------------
                                                                        2001             2000              1999
                                                                     ---------------------------------------------
         Current income tax expense
              Federal                                                $  1,555         $   1,745         $  1,669
              State                                                        52                44              366
                                                                     -------------------------------------------
                   Total current tax expense                            1,607             1,789            2,035
         Deferred income tax expense (benefit)                            156               343             (175)
         Change in valuation reserve                                       --                --               --
                                                                     -------------------------------------------
                   Total income tax expense                          $  1,763         $   2,132         $  1,860
                                                                     ===========================================

     Income tax expense for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

                                                                                FISCAL YEARS ENDED MARCH 31,
                                                                         -------------------------------------------
                                                                           2001             2000              1999
                                                                         -------------------------------------------
         Statutory Federal tax rate                                        34.0 %           34.0 %            34.0%
         Items affecting Federal income tax rate:
              Dividends received deduction                                 (0.6)            (0.4)             (0.6)
              Goodwill amortization                                         2.0
              State income taxes, net of
              Federal income tax benefit                                    1.2              1.6               4.7
              Other                                                        (0.4)             0.4               0.7
                                                                         -------------------------------------------
                                                                            36.2%           37.4%             41.0%
                                                                         ===========================================

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

                                                                                          2001        2000
                                                                                        ---------------------
          Deferred tax assets:
              Loan losses                                                               $   548       $   547
              Deferred loan origination fees                                                 74            74
              Depreciation                                                                  265           258
              Post-employee retirement benefit accrual                                      227           201
              Unrealized depreciation on securities                                         319           433
              Other                                                                          74            56
                                                                                        ---------------------
          Gross deferred tax asset                                                        1,507         1,569
              Valuation reserve                                                              --            --
                                                                                        ---------------------
                   Net deferred tax asset                                                 1,507         1,569
                                                                                        ---------------------
          Deferred tax liabilities:
              Accrued dividend receivable                                                    47            44
              Deferred loan origination fees                                                437           454
              Deferred income                                                               222            --
                                                                                        ---------------------
          Gross deferred tax liability                                                      706           498
                                                                                        ---------------------
                   Net deferred tax asset                                               $   801       $ 1,071
                                                                                        =====================

     Based on the Bank's historical and current pretax earnings, management believes it is more likely than not that the Bank will realize the net deferred tax asset existing at March 31, 2001. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates net taxable income. At March 31, 2001, recoverable income taxes, plus estimated taxes for fiscal 2002, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Bank will generate any earnings or any specific level of continuing earnings.

     The unrecaptured base year tax bad debt reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law that requires recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1,300.

NOTE 13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (In Thousands)

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of commercial and construction loans, and commitments to originate loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to its financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Financial instruments with off-balance sheet risks as of March 31, follows:

                                                                              2001           2000
                                                                            -------------------------
Unused lines of credit                                                        $11,012         $10,243
Unadvanced portions of construction loans                                       8,239           4,427
Unadvanced portions of commercial loans                                         5,651           3,468
Commitments to originate commercial loans                                      14,189          15,713
Commitments to originate residential mortgage loans:
           Fixed rate                                                           1,868           1,104
           Adjustable rate                                                      1,032           1,270

     Commitments to originate loans, unused lines of credit and unadvanced portions of commercial and construction loans are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

NOTE 14. STOCKHOLDERS' EQUITY (Dollars in Thousands)

     The Bank may not declare or pay cash dividends on its common stock if the effect thereof would cause its equity to be reduced below regulatory capital requirements, or if such declaration and payment would otherwise violate regulatory requirements.

         On October 24, 1991, the Bank adopted a Shareholder Rights Plan. The plan entitles each shareholder to purchase the Bank's stock at a discount price in the event any person or group of persons exceeds predetermined ownership limitations of the Bank's outstanding common stock and, in certain circumstances, engages in specific activities deemed adverse to the interests of the Bank's shareholders. This plan expires on October 24, 2001.

     The minimum core (leverage) capital ratio (stockholders' equity divided by total assets) required for banks with a CAMEL rating of 1 is 3.00% and 4.00%-5.00% for all others. The Bank must have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders' equity). At March 31, 2001 and 2000, the Bank's capital ratios were in excess of all required standards.

     The Bank is subject to various regulatory capital requirements administered by the federal banking services. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulations that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of risk-weighted, core and tangible capital (as defined). Management represents that, as of March 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

     The most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. As of March 31, 2001, the Bank was categorized as "well capitalized" based on its ratios of risk-weighted, Tier 1 and tangible capital. There are no conditions or events, since that notification, that management believes would cause a change in the Bank's categorization. The Bank's actual capital amounts and ratios are presented in the table. No deduction was taken from capital for interest-rate risk. The Bank's Tier 1/leverage, Tier 1 risk-based and total risk-based capital together with related regulatory minimum requirements are summarized below:

                                                                                    MARCH 31, 2001
                                                                     ----------------------------------------------
                                                                        TIER 1          TIER 1           TOTAL
                                                                       LEVERAGE       RISK-BASED      RISK-BASED
                                                                       CAPITAL          CAPITAL         CAPITAL
                                                                       -------          -------         -------
    Regulatory capital measure
              Amount                                                      $33,256          $33,256         $36,362
              Ratio                                                          7.75%           11.76%          12.86%
    Adequately capitalized requirement:
              Amount                                                      $17,156          $11,308         $22,617
              Ratio                                                          4.00%            4.00%           8.00%
    Well capitalized requirement
              Amount                                                      $21,445          $16,963         $28,271
              Ratio                                                          5.00%            6.00%          10.00%


                                                                                    MARCH 31, 2000
                                                                     ----------------------------------------------
                                                                        TIER 1          TIER 1           TOTAL
                                                                       LEVERAGE       RISK-BASED      RISK-BASED
                                                                       CAPITAL          CAPITAL         CAPITAL
                                                                       -------          -------         -------
    Regulatory capital measure
              Amount                                                     $ 34,268        $  34,268       $  37,376
              Ratio                                                          8.66%           13.31%          14.52%
    Adequately capitalized requirement:
              Amount                                                     $ 15,836        $  10,295       $  20,591
              Ratio                                                          4.00%            4.00%           8.00%
    Well capitalized requirement
              Amount                                                     $ 19,795        $  15,443       $  25,739
              Ratio                                                          5.00%            6.00%          10.00%

NOTE 15.  EMPLOYEE BENEFITS (Dollars in Thousands, Except Per Share Data)

PENSION PLAN

     As a participating employer in the Co-operative Banks Employees' Retirement Association ("CBERA"), a multi-employer plan, the Bank has in effect a noncontributory defined benefit plan ("Pension Plan") and a defined contribution plan ("Savings Plan") covering substantially all eligible officers and employees.

     Benefits under the Pension Plan are determined at the rate of 1% and 1.5%, respectively, of certain elements of final average pay times years of credited service and are generally provided at age 65 based on years of service and the average of the participants' three highest consecutive years of compensation from the Bank. Employee contributions are made to a revised Savings Plan which qualifies under section 401 (k) of the Internal Revenue Code of 1986, as amended. Such contributions are matched on a one-half for-one basis by the Bank up to a maximum of 5% of each employee's salary. Pension benefits and employer contributions to the Savings Plan become vested over six years.

     Expenses for the Pension Plan and the Savings Plan were $371, $363 and $202 for the fiscal years ended March 31, 2001, 2000 and 1999, respectively. Forfeitures are used to reduce expenses of the plans.

STOCK OPTION PLAN

     The Company has adopted two Stock Option Plans for the benefit of officers and other employees.

     Under the first plan, the Company reserved 184,000 shares of authorized but unissued common stock for issuance under the Plan. During fiscal 1999, 2,000 options were exercised resulting in an additional $14 of capital being recorded. During fiscal 2000, 3,000 shares were exercised resulting in an additional $22 of capital being recorded. No options were exercised during fiscal 2001. Of the 25,000 options outstanding under the first plan, at March 31, 2001, all were exercisable with an average exercise price per share of $16.25.

     Under the second plan, the Company reserved 97,500 shares of authorized but unissued common shares for issuance under the plan. During fiscal 2000, options to purchase 32,499 shares were granted at an average exercise price of $20.25 per share and none of these options were exercised. During fiscal 2001, options to purchase 32,501 shares were granted at an average exercise price of $16.625. Of the 65,000 options outstanding under the second plan, at March 31, 2001, all were exercisable with an average exercise price per share of $18.437. The weighted average exercise price of all outstanding options at March 31, 2001, was $17.830. The exercise price of any option granted will not be less than the fair market value of the common stock on the date of grant of the option.

EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal 1991, the Bank established an Employee Stock Ownership Plan ("ESOP") that is authorized to purchase shares of outstanding common stock of the Bank from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified defined contribution plan established for the exclusive benefit of the Bank's employees.

     The ESOP is repaying its loan to the Bank with funds from the Bank's contributions to the plan and earnings from the ESOP's assets. Repayments of $196, $183 and $184 were made during fiscal 2001, 2000 and 1999, respectively. The scheduled repayment of the amount outstanding at March 31, 2001 is as follows:

               2002                         130
               2003                          96

     Compensation expense is recognized as the ESOP shares are allocated to participants in the plan and was $130, $130, $51 for fiscal 2001, 2000 and 1999, respectively.

         As amended by SFAS 132, the components of the life plan and medical plan for the years ended March 31, 2001 and 2000, respectively, follow:

                                                                           2001                      2000
                                                              ----------------------------------------------
                                                              LIFE         MEDICAL      LIFE         MEDICAL
                                                              ----         -------      ----         -------
         Actuarial present value of benefits obligation:
            Retirees                                          $  (222)     $  (413)     $  (193)     $  (397)
            Fully eligible participants                           (44)        (307)         (40)        (283)
            Other plan participants                                                          --           --
                                                              -------      -------      -------      -------
                   Total                                      $  (266)     $  (720)     $  (233)     $  (680)
                                                              =======      =======      =======      =======

         Change in projected benefit obligation:
            Accumulated benefit obligations at prior
              year-end                                        $  (233)     $  (680)     $  (256)     $  (781)
            Service cost less expense component                                 --           --
            Interest cost                                         (19)         (51)         (17)         (48)
            Actuarial gain (loss)                                  (7)           2           21           69
            Assumptions                                            (8)         (29)          18           46
            Benefits paid                                           1           38            1           34
                                                              -------      -------      -------      -------
                   Accumulated benefit obligations at
                     year-end                                 $  (266)     $  (720)     $  (233)     $  (680)
                                                              =======      =======      =======      =======

         Change in plan assets:
            Fair value of plan assets at prior fiscal
              year-end                                        $    --      $    --      $    --      $    --
            Actual return on plan assets                           --           --           --           --
            Employer contribution                                   1           38            1           34
            Benefits paid end expenses                             (1)         (38)          (1)         (34)
                                                              -------      -------      -------      -------
                   Fair value of plan assets at current
                    fiscal year-end                           $    --      $    --      $    --      $    --
                                                              =======      =======      =======      =======

         Funded                                               $  (266)     $  (720)     $  (233)     $  (680)
         Unrecognized net obligation                              103          297          111          322
         Unrecognized prior year service                           --           --           --           --
         Unrecognized net (loss) gain                             (48)          80          (64)          53
                                                              -------      -------      -------      -------

                                                              $  (211)     $  (343)     $  (186)     $  (305)
                                                              =======      =======      =======      =======

         Reconciliation of (accrual) prepaid:
            (Accrued) prepaid pension cost at prior
              year-end                                        $  (186)     $  (305)     $  (159)     $  (241)
            Minus net periodic cost                               (26)         (76)         (28)         (98)
            Plus employee contributions                             1           38            1           34
                                                              -------      -------      -------      -------
                    (Accrued) prepaid cost                    $  (211)     $  (343)     $  (186)     $  (305)
                                                              =======      =======      =======      =======

         Benefit obligation weighted average assumption as
           of fiscal year-end:
             Discount rate                                      7.25%        7.25%         7.75%        7.75%
             Expected return on plan assets                     7.25%        7.25%         7.75%        7.75%
             Rate of compensation increase                       --           --            --           --

                                                                               1 PERCENTAGE POINT INCREASE
                                                                         -------------------------------------
                                                                              2001                 2000
                                                                              ----                 ----
         Impact of 1% change in health care trend rates:
            Effect on total service and interest cost components           n/a     $  (5)      n/a      $  (5)
            Effect on the post retirement benefit obligations              n/a        63       n/a         72
         Components of net periodic benefit obligations:
            Service cost                                                 $  --     $  --     $  --      $  --
            Interest cost                                                   19        51        17         49
            Expected return on plan assets                                  --        --        --         --
            Amortization of prior service cost                               9        25        17         25
            Recognized actuarial (gain) loss                                (1)       --        (6)        24
                                                                         -----     -----     -----      -----
                    Net periodic benefit cost for fiscal year ending     $  27     $  76     $  28      $  98
                                                                         =====     =====     =====      =====
         Periodic benefit cost weighted average assumptions:
            Discount rate                                                 7.75%     7.25%     7.00%      7.00%
            Expected return on plan assets                                7.75%     7.25%     7.00%      7.00%
            Rate of compensation increase                                  --        --        --          --

     For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2000. The rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2003 and remain at that level thereafter.

NOTE 16. LEGAL PROCEEDINGS

     The Bank is a party to certain litigation in the normal course of business. Management and counsel are of the opinion that the aggregate liability, if any, resulting from such litigation would not be material to the Bank's financial position.

NOTE 17. FAIR VALUES OF FINANCIAL INSTRUMENTS (In Thousands)

     The FASB issued SFAS No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

     Other significant assets and liabilities that are not considered financial assets or liabilities include real estate acquired by foreclosure and office properties and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair values and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

     The following methods and assumptions were used by the Bank in estimating fair values of its financial instruments:

     CASH AND DUE FROM BANKS

     The carrying values reported in the balance sheet for cash and due from banks approximate their fair value because of the short maturity of these instruments.

     SHORT-TERM INVESTMENTS

     The  carrying   values   reported  in  the  balance  sheet  for  short-term
investments approximate fair value because of the short maturity of these investments.

     INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     LOANS

     The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans.

     ACCRUED INTEREST RECEIVABLE

     The carrying value reported in the balance sheet for accrued interest receivable approximates its fair value because of the short maturity of these accounts.

     STOCK IN FHLB OF BOSTON

     The  carrying   amount  reported  in  the  balance  sheet  for  FHLB  stock approximates its fair value. If redeemed, the Bank will receive an amount equal to the par value of the stock.

     THE CO-OPERATIVE CENTRAL BANK RESERVE FUND

     The carrying amount reported in the balance sheet for the Co-operative Central Bank Reserve Fund approximates its fair value.

     DEPOSITS

     The fair values of deposits (excluding term deposit certificates) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for term deposit certificates are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits with similar remaining maturities.

     OFF-BALANCE SHEET INSTRUMENTS

     The Bank's commitments for unused lines of credit and unadvanced portions of loans are at floating rates, which approximate current market rates, and, therefore, no fair value adjustment has been made.

     ADVANCES FROM FHLB OF BOSTON

     Fair values of advances from FHLB of Boston are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated monthly maturities on FHLB advances.

     ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE AND ACCRUED INTEREST PAYABLE

     The carrying values reported in the balance sheet for advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:

                                                                            AT MARCH 31, 2001          AT MARCH 31, 2000
                                                                            -----------------          -----------------
                                                                          CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                                           AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                                                           -------     ----------    --------    ----------
ASSETS
Cash and due from banks                                                    $  5,351      $  5,351     $  6,588     $  6,588
Short-term investments                                                       34,529        34,529       14,802       14,802
Investments available for sale:
     Investment securities                                                   31,263        31,263       32,135       32,135
     Mortgage-backed securities                                              19,314        19,314       23,308       23,308
         Net loans                                                          342,687       350,028      317,020      310,543
Accrued interest receivable                                                   2,426         2,426        2,036        2,036
Stock in Federal Home Loan Bank of Boston, at cost                            6,150         6,150        5,800        5,800
The Co-operative Central Bank Reserve Fund                                    1,576         1,576        1,576        1,576

LIABILITIES
     Deposits                                                              $287,167      $288,297     $258,339     $258,332
     Advances from Federal Home Loan Bank of Boston                         121,000       119,965      111,000      110,200
     Advance payments by borrowers for taxes and insurance                    1,220         1,220        1,053        1,053
     Accrued interest payable                                                   608           608          542          542

NOTE 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (In Thousands)

     The following are the condensed financial statements for Central Bancorp, Inc. (the "Parent") only:

         BALANCE SHEETS                                                                   MARCH 31,
                                                                                       2001        2000
         ---------------------------------------------------------------------------------------------------
         ASSETS
         Cash deposit in subsidiary bank                                               $  2,153     $  1,046
         Investment in subsidiary, at equity                                             36,129       36,251
         Other assets                                                                        --          100
                                                                                       ---------------------
                 Total assets                                                          $ 38,282     $ 37,397
                                                                                       =====================
         Liabilities and Stockholders' Equity
                                                                                       $     70            $
         Accrued expenses and other liabilities                                                           --
         Total stockholders' equity                                                      38,212       37,397
                                                                                       ---------------------
                 Total liabilities and stockholders' equity                            $ 38,282     $ 37,397
                                                                                       =====================

         STATEMENTS OF INCOME
                                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                                2001              2000              1999
         ------------------------------------------------------------------------------------------------------------------
         Dividend income                                                        $  4,000         $   3,012         $  2,500
         Non-interest expense                                                        266               331               62
                                                                                -------------------------------------------
                 Income before income taxes                                        3,734             2,681            2,438
         Income tax benefit                                                          (87)             (109)              20
                                                                                -------------------------------------------
                 Net income before cumulative effect of change in
                      accounting principle                                         3,821             2,790            2,458
         Cumulative effect of change in accounting principle                          --              (234)              --
                                                                                -------------------------------------------
                 Net income before equity in net income of subsidiary              3,821             2,556            2,458
         Equity in net income of subsidiary                                         (712)              777              224
                                                                                -------------------------------------------
                 Net income                                                     $  3,109         $   3,333         $  2,682
                                                                                ===========================================

         STATEMENTS OF CASH FLOWS
                                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                                2001              2000              1999
         ------------------------------------------------------------------------------------------------------------------
         Net cash flows from operating activities:
                 Net income                                                     $  3,109         $   3,333         $  2,682
                 Adjustment to reconcile net income to net cash provided
                     by operating activities
                         Equity in undistributed income of subsidiary                712              (777)            (224)
                         Decrease (increase) in other assets                         100              (100)            (235)
                         Increase (decrease) in accrued expenses and other
                             liabilities                                              70               (15)              15
                         Cumulative effect of change in accounting principle          --               234               --
                                                                                -------------------------------------------
                              Net cash provided by operating activities            3,991             2,675            2,238
         Cash flows from financing activities:
                 Proceeds from exercise of stock options                              --                22               --
                 Purchase of treasury stock                                       (2,187)           (3,043)              --
                 Cash dividends paid                                                (697)             (689)            (157)
                                                                                -------------------------------------------
                         Net cash used by financing activities                    (2,884)           (3,710)            (157)
                                                                                -------------------------------------------
         Net increase (decrease) in cash deposit in subsidiary bank                1,107            (1,035)           2,081
         Cash deposit in subsidiary bank at beginning of year                      1,046             2,081               --
                                                                                -------------------------------------------
         Cash deposit in subsidiary bank at end of year                         $  2,153         $   1,046         $  2,081
                                                                                ===========================================

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)

                                                                          2001 QUARTERS
                                                     -----------------------------------------------------
                                                     FIRST           SECOND         THIRD         FOURTH
                                                     -----           ------         -----         ------
Interest and dividend income.......................  $   7,230    $   7,759       $  8,122       $   7,805
Interest expense...................................      3,793        4,297          4,472           4,440
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,437        3,462          3,650           3,365
Non-interest income................................        338          354            444             152
Operating expenses.................................      2,576        2,440          2,685           2,629
                                                     -----------------------------------------------------
     Income before income taxes....................      1,199        1,376          1,409             888
Income tax.........................................        434          499            509             321
                                                     -----------------------------------------------------
     Net income....................................  $     765    $     877       $    900       $     567
                                                     =====================================================
Earnings per common share..........................  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================
Earnings per common share - assuming dilution......  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================

                                                                          2000 QUARTERS
                                                     -----------------------------------------------------
                                                     FIRST           SECOND         THIRD         FOURTH
                                                     -----           ------         -----         ------
Interest and dividend income.......................  $   6,227    $   6,314       $  6,779       $   7,104
Interest expense...................................      3,097        3,038          3,302           3,612
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,130        3,276          3,477           3,492
Non-interest income................................        278          660            394             337
Operating expenses.................................      2,233        2,268          2,248           2,596
                                                     -----------------------------------------------------
     Income before income taxes....................      1,175        1,668          1,623           1,233
Income tax.........................................        462          636            603             431
                                                     -----------------------------------------------------
Net income before cumulative effect of change
     in accounting principle.......................        713        1,032          1,020             802
Cumulative effect of change in accounting
     principle, net of taxes.......................       (234)          --             --              --
                                                     -----------------------------------------------------
     Net income....................................  $     479    $   1,032       $  1,020       $     802
                                                     =====================================================
Earnings per common share:
   Before cumulative effect of change in
     accounting principle..........................  $    0.37    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   Before cumulative effect of change in
     accounting principle - assuming dilution......  $    0.37    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   After cumulative effect of change in
     accounting principle..........................  $    0.25    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   After cumulative effect of change in
     accounting principle - assuming dilution......  $    0.25    $    0.54       $   0.55       $    0.44
                                                     =====================================================

Independent Auditors' Report



The Board of Directors and Stockholders

Central Bancorp, Inc.:





We have audited the consolidated balance sheets of Central Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                             /s/ KPMG LLP


Boston, Massachusetts
May 9, 2001

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND PRINCIPAL OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the sections titled "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Executive Compensation and Other Benefits" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

               The information  required by this item is incorporated  herein by
               reference  to  the  section  captioned  "Voting   Securities  and
               Principal Holders Thereof" in the Proxy Statement.

          (B)  SECURITY OWNERSHIP OF MANAGEMENT

               The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors - Security Ownership of Management" in the Proxy Statement.

          (C)  CHANGES IN CONTROL

               Not applicable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

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

     (3)  EXHIBITS REQUIRED BY PARAGRAPH (C) OF ITEM 14

          See "Item 14(c) -- Exhibits"

(B)  REPORTS ON FORM 8-K -- No current reports on Form 8-K were filed during the
     -------------------
     last quarter of the fiscal year covered by this report.

(C)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.

     Exhibit No.          Description

       3.1*                Articles of Organization of Central Bancorp, Inc.
       3.2*                Bylaws of Central Bancorp, Inc.
       4.1**               Rights Agreement, dated as of January 8, 1999, by and
                           between the Central Bancorp, Inc. and State Street
                           Bank & Trust Company, as Rights Agent
      10.1*                Employment  Agreement  between  the  Bank  and  John
                           D.  Doherty,  dated October 24, 1986 +
      10.2*                First  Amendment to  Employment  Agreement  between
                           the Bank and John D. Doherty, dated March 31, 1992 +
      10.3*                Second  Amendment to Employment  Agreement  between
                           the Bank and John D. Doherty, dated June 8, 1995 +
      10.4*                Third Amendment to the Employment Agreement between
                           the Bank and John D. Doherty, dated January 8, 1999 +
      10.5*                Termination  Agreement,  dated March 31,  1992,  by
                           and between the Bank and Joseph R. Doherty +
      10.6*                Consulting  Agreement,  dated  March 31,  1992,
                           by and between the Bank and Joseph R. Doherty +
      10.7*                Amendment  to  Consulting  Agreement  between  the
                           Bank and  Joseph  R. Doherty, dated August 11, 1994 +
      10.8***              1986 Stock Option Plan, as amended +
      10.9***              Severance  Agreement  between the Bank and William P.
                           Morrissey,  dated December 14, 1994 +
      10.10***             Severance   Agreement  between  the  Bank  and  David
                           W.  Kearn,  dated December 14, 1994 +

      10.11***             Severance Agreement between the Bank and Paul S.
                           Feeley, dated May 14, 1998 +
      10.12***             Amendments to Severance  Agreements between the Bank
                           and Messrs.  Feeley, Kearn and Morrissey, dated
                           January 8, 1999. +
      10.13****            1999 Stock Option and Incentive Plan +
      10.14*****           Deferred Compensation Plan for Non-Employee
                           Directors +
      10.15                Management Incentive Plan +
      21                   Subsidiaries of Registrant
      23                   Consent of KPMG LLP

___________
+    Management  contract or compensatory  plan required to be filed pursuant to
     Item 14(c).
* Incorporated herein by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
** Incorporated by reference to the Form 8-A filed with the SEC on January 8, 1999.
*** Incorporated herein by reference to the Registration Statement on Form S-8 (File No. 333-71165) filed on January 26, 1999.
**** Incorporated by reference to the  Registration  Statement on Form S-8 (File
     No. 333-87005) filed on September 13, 1999.
*****Incorporated by reference to the  Registration  Statement on Form S-8 (File
     No. 333-49264) filed on November 3, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAL BANCORP, INC.


Date: June 20, 2001                  By:  /s/ John D. Doherty
                                          --------------------------------------
                                          John D. Doherty
                                          President, Chief Executive Officer and
                                          Duly Authorized Representative

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ John D. Doherty                                     Date:  June 20, 2001
    -------------------------------------------------
       John D. Doherty
       President, Chief Executive Officer
           and Director

By: /s/ Paul S. Feeley                                      Date:  June 20, 2001
    -------------------------------------------------
       Paul S. Feeley
       Senior Vice President - Treasurer
          and Chief Financial and
          Accounting Officer

By: /s/ Joseph R. Doherty                                   Date:  June 20, 2001
    -------------------------------------------------
      Joseph R. Doherty
      Chairman of the Board and Director

By: /s/ Terence D. Kenney                                   Date:  June 20, 2001
    -------------------------------------------------
       Terence D. Kenney
       Director

By: /s/ John G. Quinn                                       Date:  June 20, 2001
    -------------------------------------------------
       John G. Quinn
       Director

By: /s/ John F. Gilgun, Jr.                                 Date:  June 20, 2001
    -------------------------------------------------
       John F. Gilgun, Jr.
       Director

By: /s/ Marat E. Santini                                    Date:  June 20, 2001
    -------------------------------------------------
       Marat E. Santini
       Director

By: /s/ Nancy D. Neri                                       Date:  June 20, 2001
    -------------------------------------------------
       Nancy D. Neri
       Director

By: /s/ Gregory W. Boulos                                   Date:  June 20, 2001
    -------------------------------------------------
       Gregory W. Boulos
       Director