Form 10-K/A
period 2001-03-31
CENTRAL BANCORP INC /MA/
filed 2001-08-10
CIK 1076394

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                           Commission File No. 0-25251

                             CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                      04-3447594
-----------------------------------                          ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                     02144
--------------------------------------------------              ----------
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
                                (Title of Class)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X     NO
                                             -----     ------

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



================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------




                      CENTRAL BANCORP INC. AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



                                                                            Page

Consolidated Balance Sheets...................................................3

Consolidated Statements of Income.............................................4

Consolidated Statement of Changes in Stockholders' Equity.....................5

Consolidated Statement of Cash Flows..........................................6

Notes to Consolidated Financial Statements....................................8

Independent Auditors' Report.................................................27

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

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                      (In Thousands, Except Per Share Data)

                                                                                       ACCUMULATED
                                                      ADDITIONAL                          OTHER        UNEARNED        TOTAL
                                            COMMON     PAID-IN   RETAINED   TREASURY  COMPREHENSIVE  COMPENSATION  STOCKHOLDERS'
                                            STOCK      CAPITAL    INCOME     STOCK    (LOSS) INCOME      ESOP         EQUITY
                                            ------    ---------  --------   --------  -------------  ------------  ------------
 Balance at March 31, 1998                  $1,965     $11,159    $23,841   $    --   $   544          $(723)         $36,786
 Net income                                     --          --      2,682        --        --             --            2,682
 Other comprehensive income,
   net of tax:
     Unrealized (loss) on securities,
       net of reclassification
       adjustment                               --          --         --        --      (217)            --             (217)
                                                                                                                      -------
       Comprehensive income                     --          --         --        --        --             --            2,465
                                                                                                                      -------
 Proceeds from exercise of stock options         2          12         --        --        --             --               14
 Dividend paid ($0.32 per share)                --          --       (629)       --        --             --             (629)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            106              106
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 1999                   1,967      11,171     25,894        --       327           (617)          38,742

 Net income                                     --          --      3,333        --        --             --            3,333
 Other comprehensive income,
  net of tax:
     Unrealized (loss) on securities,
      net of reclassification adjustment        --          --         --        --    (1,152)            --           (1,152)
                                                                                                                      -------
       Comprehensive income                     --          --         --        --        --             --            2,181
                                                                                                                      -------
 Proceeds from exercise of stock options         3          19         --        --        --             --               22

 Purchase of treasury stock                     --          --         --    (3,043)       --             --           (3,043)
 Dividend paid ($0.36 per share)                --          --       (689)       --        --             --             (689)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            184              184
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 2000                   1,970      11,190     28,538    (3,043)     (825)          (433)          37,397
 Net income                                     --          --      3,109        --        --             --            3,109
 Other comprehensive income,
  net of tax:
     Unrealized gain on securities,
      net of reclassification
      adjustment (note 2)                       --          --         --        --       394             --              394
                                                                                                                      -------
       Comprehensive income                     --          --         --        --        --             --            3,503
                                                                                                                      -------
 Purchase of treasury stock                     --          --         --    (2,187)       --             --           (2,187)

 Dividend paid ($0.40 per share)                --          --       (697)       --        --             --             (697)
 Amortization of unearned compensation
  - ESOP                                        --          --         --        --        --            196              196
                                            ---------------------------------------------------------------------------------
 Balance at March 31, 2001                  $1,970     $11,190    $30,950   $(5,230)   $ (431)         $(237)         $38,212
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

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      (In Thousands, Except Per Share Data)

                                                                                    FISCAL YEARS ENDED MARCH 31,
                                                                                ---------------------------------------
                                                                                  2001          2000         1999
                                                                                  ----          ----         ----
Cash flows from operating activities:
Net income                                                                       $  3,109    $   3,333      $   2,682
Adjustments to reconcile net income to net cash provided by
 operating activities
   Depreciation and amortization                                                      438          462            729
   Amortization of premiums and discounts                                              86          132            461
   Amortization of goodwill                                                           288          288            288
   Decrease (increase) in deferred tax assets                                         270         (327)          (175)
   Net gains from sale of investment and mortgage-backed securities                  (680)      (1,013)          (580)
   Net gain from sale of building                                                      --           --           (105)
   Cumulative effect of change in accounting principle                                 --          234             --
(Increase) decrease in accrued interest receivable                                   (390)        (422)           296
(Increase) decrease in other assets                                                  (507)          59           (256)
Increase (decrease) in advance payments by borrowers for taxes and insurance          167         (336)           160
Increase (decrease) in accrued interest payable                                        66          251           (192)
(Decrease) increase in accrued expenses and other liabilities                         (96)         415           (560)
                                                                                ---------------------------------------
     Net cash provided by operating activities                                      2,751        3,076          2,748
                                                                                ---------------------------------------
Cash flows from investing activities:
  Principal collected on loans                                                     56,949       68,641        112,825
  Loan originations                                                               (82,616)    (108,363)      (111,231)
  Principal payments on mortgage-backed securities available for sale               4,069        9,420         14,942
  Purchase of mortgage-backed securities available for sale                            --       (3,216)            --
  Purchase of investment securities available for sale                             (6,170)     (18,500)       (16,622)
  Proceeds from sales of investment securities available for sale                   3,955        6,159          4,049
  Maturities and redemptions of investment securities held to maturity                 --           --          4,000
  Maturities and redemptions of investment securities available for sale            4,000        2,500         15,100
  Net (increase) decrease in short-term investments                               (19,727)       2,137        (13,618)
  Purchase of stock in FHLB of Boston                                                (350)      (2,450)          (200)
  Proceeds from sale of land and building                                              --           --            239
  Purchase of office properties and equipment, net                                   (238)        (130)          (576)
                                                                                ---------------------------------------
     Net cash used by investing activities                                        (40,128)     (43,802)         8,908
                                                                                ---------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                              28,828       (8,124)        (9,901)
  Proceeds from advances from FHLB of Boston                                      169,095      155,500         43,495
  Payments on advances from FHLB of Boston                                       (159,095)    (101,500)       (45,495)
  Proceeds from exercise of stock options                                             --            22             14
  Purchase of treasury stock                                                       (2,187)      (3,043)            --
  Payments of dividends on common stock                                              (697)        (689)          (629)
  Amortization of unearned compensation - ESOP                                        196          184            106
                                                                                ---------------------------------------
     Net cash provided by financing activities                                     36,140       42,350        (12,410)
                                                                                ---------------------------------------
     Net increase (decrease) in cash and due from banks                            (1,237)       1,624           (754)
  Cash and due from banks at beginning of year                                      6,588        4,964          5,718
                                                                                ---------------------------------------
  Cash and due from banks at end of year                                         $  5,351    $   6,588      $   4,964
                                                                                =======================================

                     CENTRAL BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statement of Cash Flows, continued
                      (In Thousands, Except Per Share Data)

                                                                                                 FISCAL YEARS ENDED MARCH 31,
                                                                                           -----------------------------------------
                                                                                               2001          2000         1999
                                                                                               ----          ----         ----
Supplemental disclosure of cash flow information: Cash paid during the year for:
      Interest                                                                               $16,937      $12,798       $14,241
      Income Taxes                                                                             1,850        2,094         2,413

Schedule of non-cash investing activities:
    Transfer from mortgage loans to real estate acquired by foreclosure                      $    --      $    --       $    --


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

        The Company continues to follow APB Opinion No. 25 "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). For companies that elect to continue using APB 25, SFAS 123 requires disclosure of the pro forma effect of using the fair value method of accounting for stock-based compensation that is encouraged by SFAS 123. See Note 15 for the expanded disclosures required by SFAS 123.

        Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock-

        New Accounting Pronouncements

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

        During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Position ("SOP") 98-5, Accounting for Costs of a Start-Up Entity. SOP 98-5 requires organizational costs, which were being amortized, to be expensed and accounted for as a cumulative effect of a change in accounting principle. On April 1, 1999, the Bank expensed unamortized organizational costs resulting in a charge to earnings, net of taxes, of $234 thousand, or $0.13 per share ($0.12 per share assuming dilution).

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
                                                       ================  ==================== =============== ================
                                                                            MARCH 31, 2000
                                                       -----------------------------------------------------------------------

                                                          AMORTIZED               GROSS UNREALIZED                 FAIR
                                                                         ------------------------------------
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
                                                       ================= ===================  =============== ================

         The maturity distribution (based on contractual maturities) and annual yields of mortgage-backed securities at March 31, 2001 and 2000 are as follows:

                                                                            MARCH 31, 2001
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
         Due within one year                                 $      --         $     --            0.00%
         Due after one year but within five years                  703              702            6.71%
         Due after five years but within ten years               4,996            5,111            6.94%
         Due after ten years                                    13,924           13,501            7.21%
                                                             ---------         --------
              Total                                          $  19,623         $ 19,314            7.12%
                                                             =========         ========
         Weighted average remaining life (in years)              17.52
                                                             =========
                                                                            MARCH 31, 2000
                                                           --------------------------------------------------
                                                              AMORTIZED            FAIR           ANNUAL
                                                                COST              VALUE            YIELD
                                                                ----              -----            -----
         Due within one year                                        --               --            0.00%
         Due after one year but within five years                  687              410            6.56%
         Due after five years but within ten years               6,469            6,376            7.01%
         Due after ten years                                    16,706           16,522            6.26%
                                                             ---------         --------
              Total                                             23,862           23,308            6.47%
                                                             =========         ========
         Weighted average remaining life (in years)              18.33
                                                             =========

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

        The maturity distribution (based on contractual maturities) and annual yields of investment securities (excluding common and preferred stocks) at March 31, 2001 and 2000 are as follows:

                                                                   MARCH 31, 2001
                                                       ---------------------------------------
                                                       AMORTIZED          FAIR          ANNUAL
                                                         COST            VALUE           YIELD
                                                         ----            -----          ------
Due within one year                                    $    --         $    --           0.00%
Due after one year but within five years                14,487          14,759           6.73
Due after five years but within ten years                9,467           9,537           6.63
                                                       ---------------------------------------
     Total                                             $23,954         $24,296           6.69%
                                                       =======================================

Weighted average remaining life (in years)                3.16
                                                       =======

                                                                   MARCH 31, 2000
                                                       ---------------------------------------
                                                       AMORTIZED          FAIR          ANNUAL
                                                         COST            VALUE           YIELD
                                                         ----            -----           -----
Due within one year                                    $ 1,000          $   994          6.15%
Due after one year but within five years                 9,056            6,869          6.80
Due after five years but within ten years               15,936           17,127          6.48
                                                       ---------------------------------------
     Total                                             $25,992          $24,990          6.57%
                                                       =======================================

Weighted average remaining life (in years)                5.93
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

NOTE 4. OTHER LOANS (In Thousands)

     Other loans at March 31 are summarized below:

     OTHER LOANS                                 2001             2000
     ---------------------------------------------------------------------

                  Commercial                    $   4,859        $   3,349

                  Secured by Deposits               1,137            1,023

                  Consumer                             36               38

                  Unsecured                           863              637
                                                --------------------------

                                                $   6,895        $   5,047
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

NOTE 6. ALLOWANCE FOR LOAN LOSSES (In Thousands)

                                                                                           March 31,
                                                                              -------------------------------------
                                                                                    2001       2000        1999
         ----------------------------------------------------------------------------------------------------------
         Balance at beginning of period                                           $2,993     $2,913      $2,886
             Provision charged to expense                                              -          -           -
             Amounts charged-off                                                      (4)        (9)        (99)
             Recoveries on accounts previously charged-off                           117         89         126
                                                                              ----------- ----------  -------------
         Balance at end of period                                                 $3,106     $2,993      $2,913
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
                                                               ==========================

     A summary of minimum rentals for future periods under non-cancelable operating leases follows:

                                                                MINIMUM
                                                                RENTALS
                                                                -------
          Years Ending March 31,
          2002                                                   $ 92
          2003                                                     78
          2004                                                     59
          2005                                                     14
          Thereafter                                                6



     Rental expense for the fiscal years ended March 31, 2001, 2000 and 1999 was $125, $123 and $118, respectively.

NOTE 10. DEPOSITS (Dollars in Thousands)

     Deposits at March 31 are summarized as follows:

                                                                 2001                                     2000
                                                                 ----                                     ----

                                                               AMOUNT INTEREST RATES                  AMOUNT  INTEREST RATES
                                                               ------ --------------                  ------  --------------

Demand (non-interest-bearing)                                 $24,434       --                        18,634        --

NOW Accounts                                                   31,377  1.01 - 1.52%                   32,218   1.01 - 1.52%

Regular, club and 90 day Notice                                64,011      2.00%                      61,475      2.00%

Money Market deposit Accounts                                  15,327  2.15 - 2.35%                   19,045   2.15 - 2.35%
                                                            ---------                               --------
                                                            $ 135,149                               $131,372


Term Deposit Certificates
       Six Month money market                                $ 20,437  4.00 - 6.25%                 $ 16,469   4.00 - 6.00%

        Other                                                 131,581  4.00 - 7.25%                  110,498   4.00 - 7.00%
                                                            ---------                               --------
              Total Term Deposit Certificates                 152,018                                126,967
                                                            ---------                               --------
                                                            $ 287,167                               $258,339
                                                            =========                               ========

Weighted average interest rate                                             3.80%                                  3.37%

Contractual  maturities  of term  deposit  certificates  at March  31,  2001 are
--------------------------------------------------------------------------------
summarized as follows:
---------------------

Years Ending March 31,
              2002                                          $ 102,821
              2003                                             43,336
              2004                                              2,704
         2005/2006                                              3,157
                                                            ---------

                                                            $ 152,018
                                                            =========


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
                                                                     ===========================================

     Income tax expense for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

                                                                              FISCAL YEARS ENDED MARCH 31,
                                                                      -----------------------------------------------
                                                                           2001             2000              1999
                                                                      -----------------------------------------------
         Statutory Federal tax rate                                         34.0 %           34.0 %            34.0%
         Items affecting Federal income tax rate:
              Dividends received deduction                                  (0.6)            (0.4)             (0.6)
              Goodwill amortization                                          2.0              1.8               2.2
              State income taxes, net of
              Federal income tax benefit                                     1.2              1.6               4.7
              Other                                                         (0.4)             0.4               0.7
                                                                      ----------------------------------------------
                                                                            36.2 %           37.4 %            41.0 %
                                                                      ==============================================


     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

                                                                                   2001        2000
                                                                                -----------------------
          Deferred tax assets:
              Loan losses                                                          $ 548         $ 547
              Deferred loan origination fees                                          74            74
              Depreciation                                                           265           258
              Post-employee retirement benefit accrual                               227           201
              Unrealized depreciation on securities                                  319           433
              Other                                                                   74            56
                                                                                -----------------------
          Gross deferred tax asset                                                 1,507         1,569
              Valuation reserve                                                       --            --
                                                                                -----------------------
                   Net deferred tax asset                                          1,507         1,569
                                                                                -----------------------
          Deferred tax liabilities:
              Accrued dividend receivable                                             47            44
              Deferred loan origination fees                                         437           454
              Deferred income                                                        222            --
                                                                                ----------------------
          Gross deferred tax liability                                               706          498
                                                                                ----------------------
                   Net deferred tax asset                                          $ 801       $ 1,071
                                                                                =======================

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

     Financial instruments with off-balance sheet risks as of March 31, follows:

                                                                            2001            2000
                                                                        ---------------------------

Unused lines of credit                                                     $11,012         $10,243
Unadvanced portions of construction loans                                    8,239           4,427
Unadvanced portions of commercial loans                                      5,651           3,468
Commitments to originate commercial loans                                   14,189          15,713
Commitments to originate residential mortgage loans:
           Fixed rate                                                        1,868           1,104
           Adjustable rate                                                   1,032           1,270


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

                                                                                    MARCH 31, 2001
                                                                     ----------------------------------------------
                                                                        TIER 1          TIER 1           TOTAL
                                                                       LEVERAGE       RISK-BASED      RISK-BASED
                                                                       CAPITAL          CAPITAL         CAPITAL
                                                                       --------       ----------      ----------
   Regulatory capital measure
              Amount                                                      $33,256          $33,256         $36,362
              Ratio                                                          7.75 %          11.76 %         12.86 %
    Adequately capitalized requirement:
              Amount                                                      $17,156          $11,308         $22,617
              Ratio                                                          4.00 %           4.00 %          8.00 %
    Well capitalized requirement
              Amount                                                      $21,445          $16,963         $28,271
              Ratio                                                          5.00 %           6.00 %         10.00 %


                                                                                    MARCH 31, 2000
                                                                     ----------------------------------------------
                                                                        TIER 1          TIER 1           TOTAL
                                                                       LEVERAGE       RISK-BASED      RISK-BASED
                                                                       CAPITAL          CAPITAL         CAPITAL
                                                                       --------       ----------      ----------
   Regulatory capital measure
              Amount                                                     $ 34,268        $  34,268       $  37,376
              Ratio                                                          8.66 %          13.31 %         14.52 %
    Adequately capitalized requirement:
              Amount                                                     $ 15,836        $  10,295       $  20,591
              Ratio                                                          4.00 %           4.00 %          8.00 %
    Well capitalized requirement
              Amount                                                     $ 19,795        $  15,443       $  25,739
              Ratio                                                          5.00 %           6.00 %         10.00 %

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

     Under the first plan, the Company reserved 184,000 shares of authorized but unissued common stock for issuance under the Plan. At the beginning of fiscal 1999, options to purchase 30,000 shares were outstanding at an exercise price of $16.25 per share. During fiscal 1999, 2,000 options were exercised resulting in an additional $14 of capital being recorded. At the end of fiscal 1999, options to purchase 28,000 shares were outstanding at an exercise price of $16.25 per share.

     During fiscal 2000, 3,000 shares were exercised resulting in an additional $22 of capital being recorded. At the end of fiscal 2000, options to purchase 25,000 shares were outstanding at an exercise price of $16.25 per share. No options were exercised during fiscal 2001. Of the 25,000 options outstanding under the first plan, at March 31, 2001, all were exercisable with an average exercise price per share of $16.25.

     Under the second plan, the Company reserved 97,500 shares of authorized but unissued common shares for issuance under the plan. The first options granted under this plan were awarded during fiscal 2000. During fiscal 2000, options to purchase 32,499 shares were granted at an average exercise price of $20.25 per share and none of these options were exercised. During fiscal 2001, options to purchase 32,501 shares were granted at an average exercise price of $16.625.

     Of the 65,000 options outstanding under the second plan, at March 31, 2001, all were exercisable with an average exercise price per share of $18.437. The weighted average exercise price of all outstanding options at March 31, 2001, was $17.830. The exercise price of any option granted will not be less than the fair market value of the common stock on the date of grant of the option.

     The Company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below. No options were granted during fiscal 1999.

                                                                                                        2001           2000

Net income before cumulative effect of change in accounting principle, as reported                      3,109          3,567
Cumulative effect of change in accounting principle, as reported                                          -             (234)
Net income after cumulative effect of change in accounting principle, as reported                       3,109          3,333

Pro forma net income before cumulative effect of change in accounting principle                         2,934          3,308
Pro forma cumulative effect of change in accounting principle                                             -             (234)
Pro forma net income after cumulative effect of change in accounting principle                          2,934          3,074

Earnings per common share
        Before cumulative effect of change in accounting principle, as reported                         $1.81          $1.90
        Before cumulative effect of change in accounting principle, pro forma                           $1.71          $1.76

        Before cumulative effect of change in accounting principle--assuming dilution, as reported      $1.81          $1.89
        Before cumulative effect of change in accounting principle--assuming dilution, pro forma        $1.71          $1.75

        After cumulative effect of change in accounting principle, as reported                          $1.81          $1.77
        After  cumulative effect of change in accounting principle, pro forma                           $1.71          $1.63

        After cumulative effect of change in accounting principle--assuming dilution, as reported       $1.81          $1.77
        After cumulative effect of change in accounting principle--assuming dilution, pro forma         $1.71          $1.63


The per share weighted average fair value of stock options granted during 2001 and 2000 was $5.39 and $7.98, respectively, on the date of grant. These fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:

                                                             2001      2000
                                                             ----      ----

Expected dividend yield.....................                 2.00%    2.00%
Risk-free interest rate.....................                 5.20     6.00
Expected volatility.........................                 31.00    39.00
Expected life in years......................                 6.00 yrs 6.00 yrs

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

     As amended by SFAS 132, the components of the life plan and medical plan for the years ended March 31, 2001 and 2000, respectively, follow:

                                                                           2001                      2000
                                                              --------------------------------------------------
                                                              LIFE         MEDICAL      LIFE         MEDICAL
                                                              ----         -------      ----         -------
         Actuarial present value of benefits obligation:
            Retirees                                          $  (222)     $  (413)     $  (193)     $  (397)
            Fully eligible participants                           (44)        (307)         (40)        (283)
            Other plan participants                                                          --           --
                                                              -------      -------      -------      -------
                   Total                                      $  (266)     $  (720)     $  (233)     $  (680)
                                                              =======      =======      =======      =======

         Change in projected benefit obligation:
            Accumulated benefit obligations at prior year-end $  (233)     $  (680)     $  (256)     $  (781)
            Service cost less expense component                                 --           --
            Interest cost                                         (19)         (51)         (17)         (48)
            Actuarial gain (loss)                                  (7)           2           21           69
            Assumptions                                            (8)         (29)          18           46
            Benefits paid                                           1           38            1           34
                                                              -------      -------      -------      -------
                   Accumulated benefit obligations at
                     year-end                                 $  (266)     $  (720)     $  (233)        (680)
                                                              =======      =======      =======      =======

         Change in plan assets:
            Fair value of plan assets at prior fiscal
               year-end                                       $    --      $    --      $    --      $    --
            Actual return on plan assets                           --           --           --           --
            Employer contribution                                   1           38            1           34
            Benefits paid end expenses                             (1)         (38)          (1)         (34)
                                                              -------      -------      -------      -------
                   Fair value of plan assets at current
                      fiscal year-end                         $    --      $    --      $    --      $    --
                                                              =======      =======      =======      =======

         Funded                                               $  (266)     $  (720)     $  (233)     $  (680)
         Unrecognized net obligation                              103          297          111          322
         Unrecognized prior year service                           --           --           --           --
         Unrecognized net (loss) gain                             (48)          80          (64)          53
                                                              -------      -------      -------      -------

                                                              $  (211)     $  (343)     $  (186)     $  (305)
                                                              =======      =======      =======      =======

         Reconciliation of (accrual) prepaid:
            (Accrued) prepaid pension cost at prior year-end  $  (186)     $  (305)     $  (159)     $  (241)
            Minus net periodic cost                               (26)         (76)         (28)         (98)
            Plus employee contributions                             1           38            1           34
                                                              -------      -------      -------      -------
                    (Accrued) prepaid cost                    $  (211)     $  (343)     $  (186)     $  (305)
                                                              =======      =======      =======      =======

         Benefit obligation weighted average assumption as
          of fiscal year-end:
             Discount rate                                      7.25%        7.25%         7.75%        7.75%
             Expected return on plan assets                     7.25%        7.25%         7.75%        7.75%
             Rate of compensation increase                       --            --           --           --

                                                                                 1 PERCENTAGE POINT INCREASE
                                                                         --------------------------------------------
                                                                               2001                      2000
         Impact of 1% change in health care trend rates:
            Effect on total service and interest cost components           n/a      $   (5)          n/a      $    (5)
            Effect on the post retirement benefit obligations              n/a           63          n/a           72
         Components of net periodic benefit obligations:
            Service cost                                                 $  --      $    --      $    --      $    --
            Interest cost                                                   19           51           17           49
            Expected return on plan assets                                  --           --           --           --
            Amortization of prior service cost                               9           25           17           25
            Recognized actuarial (gain) loss                                (1)          --           (6)          24
                                                                         -----      -------      -------      -------
                    Net periodic benefit cost for fiscal year ending     $  27      $    76      $    28      $    98
                                                                         =====      =======      =======      =======
         Periodic benefit cost weighted average assumptions:
            Discount rate                                                 7.75%        7.25%        7.00%        7.00%
            Expected return on plan assets                                7.75%        7.25%        7.00%        7.00%
            Rate of compensation increase                                   --            --          --           --

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

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:

                                                                          AT MARCH 31, 2001          AT MARCH 31, 2000
                                                                          -----------------          -----------------
                                                                        CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                                         AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                                                        --------     ----------    --------    ----------
ASSETS
Cash and due from banks                                                 $  5,351      $  5,351     $  6,588     $  6,588

Short-term investments                                                    34,529        34,529       14,802       14,802
Investments available for sale:

     Investment securities                                                31,263        31,263       32,135       32,135

     Mortgage-backed securities                                           19,314        19,314       23,308       23,308

         Net loans                                                       342,687       350,028      317,020      310,543

Accrued interest receivable                                                2,426         2,426        2,036        2,036

Stock in Federal Home Loan Bank of Boston, at cost                         6,150         6,150        5,800        5,800

The Co-operative Central Bank Reserve Fund                                 1,576         1,576        1,576        1,576

LIABILITIES
     Deposits                                                          $ 287,167      $288,297    $ 258,339     $258,332

     Advances from Federal Home Loan Bank of Boston                      121,000       119,965      111,000      110,200

     Advance payments by borrowers for taxes and insurance                 1,220         1,220        1,053        1,053

     Accrued interest payable                                                608           608          542          542

NOTE 18. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (In Thousands)

     The following are the condensed financial statements for Central Bancorp, Inc. (the "Parent") only:

         BALANCE SHEETS                                                                  MARCH 31,
                                                                                      2001        2000
         ---------------------------------------------------------------------------------------------------
         ASSETS
         Cash deposit in subsidiary bank                                              $  2,153      $ 1,046
         Investment in subsidiary, at equity                                            36,129       36,251

         Other assets                                                                       --          100
                                                                                      ----------------------
                 Total assets                                                         $ 38,282     $ 37,397
                                                                                      ======================
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Accrued expenses and other liabilities                                         $   70      $    --
         Total stockholders' equity                                                     38,212       37,397
                                                                                      ----------------------
                 Total liabilities and stockholders' equity                           $ 38,282     $ 37,397
                                                                                      ======================

         STATEMENTS OF INCOME
                                                                                      FISCAL YEARS ENDED MARCH 31,
                                                                                2001              2000              1999
---------------------------------------------------------------------------------------------------------------------------
         Dividend income                                                        $  4,000         $   3,012          $ 2,500
         Non-interest expense                                                        266               331               62
                                                                                -------------------------------------------
                 Income before income taxes                                        3,734             2,681            2,438
         Income tax benefit                                                          (87)             (109)              20
                                                                                -------------------------------------------
                 Net income before cumulative effect of change in
                      accounting principle                                         3,821             2,790            2,458
         Cumulative effect of change in accounting principle                          --              (234)              --
                                                                                -------------------------------------------
                 Net income before equity in net income of subsidiary              3,821             2,556            2,458
         Equity in net income of subsidiary                                         (712)              777              224
                                                                                -------------------------------------------
                 Net income                                                     $  3,109         $   3,333          $ 2,682
                                                                                ===========================================

         STATEMENTS OF CASH FLOWS
                                                                                       FISCAL YEARS ENDED MARCH 31,
                                                                                2001              2000              1999
---------------------------------------------------------------------------------------------------------------------------
         Net cash flows from operating activities:
                 Net income                                                     $  3,109         $   3,333          $ 2,682
                 Adjustment to reconcile net income to net cash provided
                     by operating activities
                         Equity in undistributed income of subsidiary                712              (777)            (224)
                         Decrease (increase) in other assets                         100              (100)            (235)
                         Increase (decrease) in accrued expenses and other
                             liabilities                                              70               (15)              15
                         Cumulative effect of change in accounting principle          --               234               --
                                                                                -------------------------------------------
                              Net cash provided by operating activities            3,991             2,675            2,238
         Cash flows from financing activities:
                 Proceeds from exercise of stock options                              --                22               --
                 Purchase of treasury stock                                       (2,187)           (3,043)              --
                 Cash dividends paid                                                (697)             (689)            (157)
                                                                                -------------------------------------------
                         Net cash used by financing activities                    (2,884)           (3,710)            (157)
                                                                                -------------------------------------------
         Net increase (decrease) in cash deposit in subsidiary bank                1,107            (1,035)           2,081
         Cash deposit in subsidiary bank at beginning of year                      1,046             2,081               --
                                                                                -------------------------------------------
         Cash deposit in subsidiary bank at end of year                         $  2,153         $   1,046            2,081
                                                                                ===========================================

NOTE 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (In Thousands, Except Per Share Data)

                                                                          2001 QUARTERS
                                                     -----------------------------------------------------
                                                       FIRST        SECOND         THIRD         FOURTH
                                                       -----        ------         -----         -------
Interest and dividend income.......................  $   7,230    $   7,759       $  8,122       $   7,805
Interest expense...................................      3,793        4,297          4,472           4,440
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,437        3,462          3,650           3,365
Non-interest income................................        338          354            444             152
Operating expenses.................................      2,576        2,440          2,685           2,629
                                                     -----------------------------------------------------
     Income before income taxes....................      1,199        1,376          1,409             888
Income tax.........................................        434          499            509             321
                                                     -----------------------------------------------------
     Net income....................................  $     765    $     877       $    900       $     567
                                                     =====================================================
Earnings per common share..........................  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================
Earnings per common share - assuming dilution......  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================

                                                                          2000 QUARTERS
                                                     -----------------------------------------------------
                                                       FIRST        SECOND         THIRD         FOURTH
                                                       -----        ------         -----         -------
Interest and dividend income.......................  $   6,227    $   6,314       $  6,779       $   7,104
Interest expense...................................      3,097        3,038          3,302           3,612
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,130        3,276          3,477           3,492
Non-interest income................................        278          660            394             337
Operating expenses.................................      2,233        2,268          2,248           2,596
                                                     -----------------------------------------------------
     Income before income taxes....................      1,175        1,668          1,623           1,233
Income tax.........................................        462          636            603             431
                                                     -----------------------------------------------------
Net income before cumulative effect of change
     in accounting principle.......................        713        1,032          1,020             802
Cumulative effect of change in accounting
     principle, net of taxes.......................       (234)          --             --              --
                                                     -----------------------------------------------------
     Net income....................................  $     479    $   1,032       $  1,020       $     802
                                                     =====================================================
Earnings per common share:
   Before cumulative effect of change in
     accounting principle..........................  $    0.37    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   Before cumulative effect of change in
     accounting principle - assuming dilution......  $    0.37    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   After cumulative effect of change in
     accounting principle..........................  $    0.25    $    0.54       $   0.55       $    0.44
                                                     =====================================================
   After cumulative effect of change in
     accounting principle - assuming dilution......  $    0.25    $    0.54       $   0.55       $    0.44
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

(c)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.

           Exhibit No.          Description
           -----------          -----------

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

           10.10***        Severance   Agreement  between  the  Bank  and  David
                           W. Kearn, dated December 14, 1994 +
           10.11***        Severance Agreement between the Bank and Paul S.
                           Feeley, dated May 14, 1998 +
           10.12***        Amendments to Severance  Agreements between the Bank
                           and Messrs.  Feeley, Kearn and Morrissey, dated
                           January 8, 1999. +
           10.13****       1999 Stock Option and Incentive Plan +
           10.14*****      Deferred Compensation Plan for Non-Employee
                           Directors +
           10.15******     Management Incentive Plan +
           21******        Subsidiaries of Registrant
           23              Consent of KPMG LLP

_________
+ Management contract or compensatory plan required to be filed pursuant to Item 14(c).
* Incorporated herein by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
** Incorporated by reference to the Form 8-A filed with the SEC on January 8, 1999.
*** Incorporated herein by reference to the Registration Statement on Form S-8 (File No. 333-71165) filed on January 26, 1999.
**** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.
***** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.
****** Incorporated  by  reference  to the Form 10-K for the fiscal years ended
       March 31, 2001 filed on June 26, 2001.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTRAL BANCORP, INC.


Date: August 9, 2001                  By:/s/ John D. Doherty
                                          --------------------------------------
                                          John D. Doherty
                                          President, Chief Executive Officer and
                                          Duly Authorized Representative