Form 10-Q
period 2001-06-30
CENTRAL BANCORP INC /MA/
filed 2001-08-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001
                              -------------

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


                                    Yes  X    No
                                        ---     ---


                 Class                     Outstanding at August 10, 2001
       -----------------------------       ------------------------------
       Common Stock, $1.00 par value                 1,682,319

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.    Financial Statements

                    Consolidated Statements of Financial Condition at March 31, 2001 and June 30, 2001 (unaudited)

                    Consolidated Statements of Income for the three month periods ended June 30, 2001 and 2000 (unaudited)

                    Consolidated Statements of Cash Flows for the three month periods ended June 30, 2001 and 2000 (unaudited)

                    Consolidated Statements of Changes in Stockholders' Equity for the three month periods ended June 30, 2001 and 2000 (unaudited)

                    Notes to Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three month periods ended June 30, 2001 and 2000

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk

                    (Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

PART II. OTHER INFORMATION
         -----------------

         Item 1.    Legal Proceedings

         Item 2.    Changes in Securities and Use of Proceeds

         Item 3.    Defaults upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                              June 30,              March 31,
(Dollars in Thousands)                                                          2001                   2001
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                     (Unaudited)

Cash and due from banks                                                 $         4,955       $         5,351
                                                                        ---------------------------------------
Short-term investments                                                           43,098                34,529
Investments available for sale:
  Investment securities                                                          29,852                31,263
  Mortgage-backed securities                                                     17,679                19,314
Stock in Federal Home Loan Bank of Boston, at cost                                6,150                 6,150
The Co-operative Central Bank Reserve Fund                                        1,576                 1,576
                                                                        ---------------------------------------
    Total investments                                                            98,355                92,832
                                                                        ---------------------------------------

Loans:
  Mortgage loans                                                                323,966               338,898
  Other loans                                                                     7,649                 6,895
                                                                        ---------------------------------------
                                                                                331,615               345,793
  Less allowance for loan losses                                                 (3,211)               (3,106)
                                                                        ---------------------------------------
    Net loans                                                                   328,404               342,687
                                                                        ---------------------------------------

Accrued interest receivable                                                       2,226                 2,426
Office properties and equipment, net                                              1,978                 2,018
Deferred tax asset, net                                                             821                   801
Goodwill, net                                                                     2,448                 2,520
Other assets                                                                        660                   702
                                                                        ---------------------------------------
    Total assets                                                        $       439,847       $       449,337
                                                                        =======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                              $       284,131       $       287,167
  Advances from Federal Home Loan Bank of Boston                                114,000               121,000
  Advance payments by borrowers for taxes and insurance                           1,021                 1,220
  Accrued interest payable                                                          595                   608
  Accrued income taxes                                                              222                    --
  Accrued expenses and other liabilities                                          1,360                 1,130
                                                                        ---------------------------------------
    Total liabilities                                                           401,329               411,125
                                                                        ---------------------------------------

Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                       --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,988,000,and 1,970,000 shares (outstanding 1,682,319 and
    1,684,164) at June 30, 2001 and March 31, 2001 respectively                   1,988                 1,970
  Additional paid-in capital                                                     11,536                11,190
  Retained income                                                                31,312                30,950
  Treasury stock (305,681 shares and 285,836 shares at June 30,
    2001, and March 31, 2001, respectively), at cost                             (5,636)               (5,230)

  Accumulated other comprehensive income (loss) (note 4)                           (477)                 (431)
  Unearned compensation - ESOP                                                     (205)                 (237)
                                                                        ---------------------------------------
    Total stockholders' equity                                                   38,518                38,212
                                                                        ---------------------------------------
    Total liabilities and stockholders' equity                          $       439,847       $       449,337
                                                                        =======================================

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                              2001            2000
                                                                           ----------------------------
Interest and dividend income:
  Mortgage loans                                                           $     6,149   $       6,013
  Other loans                                                                      181             126
  Short-term investments                                                           472              85
  Investment securities                                                            489             610
  Mortgage-backed securities                                                       288             375
  The Co-operative Central Bank Reserve Fund                                        20              21
                                                                           ----------------------------
    Total interest and dividend income                                           7,599           7,230
                                                                           ----------------------------
Interest expense:
  Deposits                                                                       2,638           2,343
  Advances from Federal Home Loan Bank of Boston                                 1,726           1,450
                                                                           ----------------------------
    Total interest expense                                                       4,364           3,793
                                                                           ----------------------------

    Net interest and dividend income                                             3,235           3,437
Provision for loan losses                                                           --              --
                                                                           ----------------------------
    Net interest and dividend income after
      provision for loan losses                                                  3,235           3,437
                                                                           ----------------------------
Non-interest income:
  Deposit service charges                                                          123             103
  Net gains from sales of investment securities                                    203             184
  Other income                                                                      83              51
                                                                           ----------------------------
    Total non-interest income                                                      409             338
                                                                           ----------------------------
Operating expenses:
  Salaries and employee benefits                                                 1,533           1,317
  Occupancy and equipment                                                          318             279
  Data processing service fees                                                     270             128
  Professional fees                                                                192             268
  Goodwill amortization                                                             72              72
  Advertising                                                                      119             226
  Other expense                                                                    307             286
                                                                           ----------------------------
    Total operating expenses                                                     2,811           2,576
                                                                           ----------------------------

    Income before income taxes                                                     833           1,199
Income tax expense                                                                 303             434
                                                                           ----------------------------
      Net income                                                           $       530   $         765
                                                                           ============================

Earnings per common share                                                  $      0.32   $        0.43
                                                                           ============================

Earnings per common share, diluted                                         $      0.32   $        0.43
                                                                           ============================


Weighted average common shares outstanding                                       1,661           1,788

Weighted average common shares outstanding, diluted                              1,670           1,788

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              June 30,
                                     (In Thousands)                                       2001           2000
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                              $    530       $    765
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                          107            112
      Amortization of premiums, fees and discounts                                            33             23
      Amortization of goodwill                                                                72             72
      Net gains from sales of investment securities                                         (203)          (184)
Increase in deferred tax asset                                                                --            (11)
Decrease (increase) in accrued interest receivable                                           200           (134)
Decrease in other assets                                                                      42             24
Increase (decrease) in advance payments by borrowers for taxes and insurance                (199)            80
Decrease in accrued interest payable                                                         (13)           (58)
Increase in accrued income taxes                                                             222            406
Increase in accrued expenses and other liabilities                                           230            261
                                                                                        -----------------------
      Net cash provided by operating activities                                            1,021          1,356
                                                                                        -----------------------

Cash flows from investing activities:

    Principal collected on loans                                                          32,381         14,341
    Loan originations                                                                    (18,098)       (37,137)
    Principal payments on mortgage-backed securities available for sale                    1,667          1,044
    Purchase of investment securities available for sale                                  (7,291)        (2,223)
    Maturities of investment securities available for sale                                 7,990             --
    Proceeds from sales of investment securities available for sale                          784          1,167
    Net (increase) decrease in short-term investments                                     (8,569)        12,342
    Purchase of office properties and equipment                                              (67)           (39)
                                                                                        -----------------------
      Net cash provided by (used in) investing activities                                  8,797        (10,505)
                                                                                        -----------------------

Cash flows from financing activities:

    Net (decrease) increase in deposits                                                   (3,036)         9,757
    Proceeds from advances from FHLB of Boston                                                --         53,000
    Payments on advances from FHLB of Boston                                              (7,000)       (53,750)
    Net Directors Deferred Compensation                                                        2             --
    Purchase of Treasury stock                                                              (386)          (633)
    Earned ESOP shares charged to expense                                                     50             --
    Proceeds from exercise of Stock Options                                                  292             --
    Payments of dividends on common stock                                                   (168)          (180)
    Amortization of unearned compensation - ESOP                                              32             32
                                                                                        -----------------------
      Net cash (used in) provided by financing activities                                (10,214)         8,226
                                                                                        -----------------------

    Net increase (decrease) in cash and due from banks                                      (396)          (923)
    Cash and due from banks at beginning of period                                         5,351          6,588
                                                                                        -----------------------
    Cash and due from banks at end of period                                            $  4,955       $  5,665
                                                                                        =======================

    Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                        $  4,377       $  3,851
        Income taxes                                                                          81             28
    Schedule of noncash investing activities:
      Transfer of mortgage loans to real estate acquired by foreclosure                       --             --

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                        Additional
                                                             Common      Paid-In    Retained     Treasury
                             (In Thousands)                   Stock      Capital     Income       Stock
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
--------------------------------
      Balance at March 31, 2000                              $  1,970    $ 11,190    $ 28,538    $ (3,043)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --         765          --
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities , net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income (loss)                           --          --         765          --
                                                             --------    --------    --------    --------
      Purchase of treasury stock                                   --          --          --        (633)
      Dividends Paid                                               --          --        (180)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at June 30, 2000                               $  1,970    $ 11,190    $ 29,123    $ (3,676)
                                                             ========    ========    ========    ========
Three Months Ended June 30, 2001
--------------------------------
      Balance at March 31, 2001                              $  1,970    $ 11,190    $ 30,950    $ (5,230)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --         530          --
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities, net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income (loss)                           --          --         530          --
                                                             --------    --------    --------    --------

      Proceeds from exercise of stock options                      18         274          --          --
      Earned ESOP shares charged to expense                        --          50          --          --
      Director Deferred Compensation                               --          22          --         (20)
      Purchase of treasury stock                                   --          --          --        (386)
      Dividends Paid                                               --          --        (168)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at June 30, 2001                               $  1,988    $ 11,536    $ 31,312    $ (5,636)
                                                             ========    ========    ========    ========
                                                              Accumulated
                                                                  Other           Unearned       Total
                                                              Comprehensive    Compensation    Stockholders'
                             (In Thousands)                    Income (Loss)       ESOP          Equity
------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000
--------------------------------
      Balance at March 31, 2000                                  $ (825)         $  (433)       $ 37,397
                                                                 ------          -------        --------
      Net Income                                                     --               --             765
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities , net of
                 reclassification adjustment (note 4)               (18)              --             (18)
                                                                 ------          -------        --------
             Comprehensive income (loss)                            (18)              --             747
                                                                 ------          -------        --------
      Purchase of treasury stock                                     --               --            (633)
      Dividends Paid                                                 --               --            (180)
      Amortization of unearned compensation - ESOP                   --               32              32
                                                                 ------          -------        --------
      Balance at June 30, 2000                                   $ (843)        $   (401)       $ 37,363
                                                                 ======          =======        ========
Three Months Ended June 30, 2001
--------------------------------
      Balance at March 31, 2001                                  $ (431)        $   (237)       $ 38,212
                                                                 ------          -------        --------
      Net Income                                                     --               --             530
      Other Comprehensive Income (loss), net of tax
          Unrealized (losses) on securities, net of
                 reclassification adjustment (note 4)               (46)              --             (46)
                                                                 ------          -------        --------
             Comprehensive income (loss)                            (46)              --             484
                                                                 ------          -------        --------

      Proceeds from exercise of stock options                        --               --             292
      Earned ESOP shares charged to expense                          --               --              50
      Director Deferred Compensation                                 --               --               2
      Purchase of treasury stock                                     --               --            (386)
      Dividends Paid                                                 --               --            (168)
      Amortization of unearned compensation - ESOP                   --               32              32
                                                                 ------          -------        --------
      Balance at June 30, 2001                                   $ (477)        $   (205)       $ 38,518
                                                                 ======          =======        ========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements of the Registrant for June 30, 2001 and 2000 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

     Commitments at June 30, 2001 follow:                         (In Thousands)

       Unused lines of credit.....................................  $  10,633
       Unadvanced portions of construction loans..................      9,044
       Unadvanced portions of commercial loans....................      7,277
       Commitments to originate commercial loans..................      9,743
       Commitments to originate residential mortgage loans:
           Fixed rate.............................................        676
           Adjustable rate........................................      1,217

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2001
                                   (UNAUDITED)


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

     The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                                       For the Three Months Ended
                                    (In Thousands)                                            June 30, 2001
             ----------------------------------------------------------------------------------------------------------
                                                                               Before-
                                                                                Tax         Tax (Benefit)     After-Tax
                                                                               Amount         Expense          Amount
                                                                               ------       -------------     ---------
             Unrealized gains (losses) on securities
               Unrealized holding gains arising during period                  $     137      $     53         $   84

               Less: reclassification adjustment for
                 gains realized in net income                                        203            73            130
                                                                               --------------------------------------

               Other comprehensive loss                                        $     (66)     $    (20)        $  (46)
                                                                               ======================================

                                                                                       For the Three Months Ended
                                                                                              June 30, 2000
                                                                           --------------------------------------------
                                                                               Before-
                                                                                Tax         Tax (Benefit)     After-Tax
                                                                               Amount         Expense          Amount
                                                                               ------       -------------     ---------
             Unrealized gains (losses) on securities
               Unrealized holding gains arising during period                  $     155      $     56         $   99

               Less:  reclassification adjustment for
                 gains realized in net income                                        184            67            117
                                                                               --------------------------------------

               Other comprehensive loss                                        $     (29)     $    (11)        $  (18)
                                                                               ======================================

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                  JUNE 30, 2001
                                   (UNAUDITED)


(5) DIRECTORS DEFERRED COMPENSATION PLAN
    ------------------------------------

     In fiscal 2001, the Company established a deferred compensation plan for its directors. The plan allows the Company's directors to defer receipt of all or a portion of their compensation. The plan requires that the compensation deferred be invested in Company stock held in an irrevocable trust. At June 30, 2001 the trust held 845 shares of Central Bancorp stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earning's per share and book value per share.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL:
-------

     On January 8, 1999, the Registrant, Central Bancorp, Inc. became the holding company of Central Co-operative Bank when the Bank completed its holding company reorganization. Because substantially all of the business of the Registrant is the business of the Bank, the discussion below focuses on the business of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Holding Company" included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001.

     Net income amounted to $530,000, or $0.32 per diluted share for the three months ended June 30, 2001 as compared to net income of $765,000, or $0.43 per diluted share in the corresponding quarter ended June 30, 2000.

     The earnings decline for the June 30, 2001 quarter was in part due to a $202,000 decrease in net interest and dividend income compared to the year earlier quarter. This decrease was attributable to an acceleration in residential loan pay-offs as borrowers sought to refinance their loans at lower rates, a slowing of long-term, fixed-rate loan originations due to the current interest rate environment, and a determination by the Company to slow its lending activities during the first half of the current calendar year in anticipation of the slowdown in the national economy and especially in the local real estate markets. The increased liquidity maintained following the decision to slow lending activities and the drop in short-term rates as a result of Federal Reserve actions led to a compression in the Company's interest rate spread and margin. The Company anticipates that the interest rate spread and margin will improve once the impact of interest rate declines reduce the cost of deposits.

     In addition, the Company's operating expenses increased by $235,000 during the June 30, 2001 quarter over the June 30, 2000 quarter. The higher operating expenses for new personnel and data processing also contributed to the decline in net income in the year-to-year comparisons. The increase in personnel costs included the addition of staff to sell non-deposit investment products, including mutual funds, annuities and insurance products, to generate fee income in future periods. Additionally, the Company increased its loan administration staff to better monitor and develop the commercial loan area. During fiscal 2001, the Company converted to a new computer processing system that will allow it to continue to improve its products offerings and services to both individual and business customers. Although more costly, the new system will allow the Company to be more competitive with other financial services providers by allowing it to offer the same types of products offered by larger competitors. As an example, the Company expects to launch a full-service internet banking product during the second fiscal quarter.

FINANCIAL CONDITION:
-------------------

     The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2001, to June 30, 2001.

     Total assets decreased from $449.3 million at March 31, 2001 to $439.8 million at June 30, 2001 primarily as a result of net loan payoffs and amortization. Funds generated from the reduction in loans were used to increase short term investments and to fund deposit outflows and maturities of advances from FHLB of Boston.

     The Company's loan balance declined by $14.2 million or 4.1% as a result of a higher level of amortization and payoffs than originations, as the Company made a decision to slow down long-term fixed-rate residential loan originations because of the low rate environment for such loans. Loan originations amounted to $18.1 million, of which $7.7 million were in residential real estate loans. Loan amortization and pay-offs amounted to $32.4 million. The Company's investment portfolio increased by $5.5 million, primarily as a result of an increase in short term investments, offset by net maturities and calls of investment securities and by pay-downs of mortgage-backed securities.

     Deposits decreased during the three month period by $3.0 million primarily due to a decrease in term deposit certificates, offset by increases in savings and transaction accounts.

     During the quarter, the Company continued its fourth common stock buyback program. An additional 19,000 shares were purchased during the quarter at an average price of $20.33. At June 30, 2001, 60,458 shares remained authorized by that program. The shares repurchased since the first buyback program was adopted in April 1999 total 304,836 at an average cost of $18.42 per share, representing 15.47% of the common stock issued and outstanding prior to the adoption of the first buyback program..

NON-PERFORMING ASSETS:
---------------------

     The Company had non-accruing loans at June 30, 2001 totaling $1 thousand, an increase of $1 thousand from March 31, 2001. Interest income not recognized on non-accruing loans for the first three months of fiscal 2001 was less than one hundred dollars.

     The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                        June 30,    March 31,     June 30,
                                                          2001        2001         2000
                                                        --------    ---------     --------
                                                               (Dollars in thousands)
Loans accounted for on a
    non-accrual basis, (non-accruing loans)              $    1       $  --         $  --
Impaired loans, accruing                                     --          --            --
Non-accruing loans as a percentage of
  total loans                                              0.00%       0.00%         0.00%
Non-accruing loans as a percentage of
  total assets                                            0.00%        0.00%         0.00%


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001, AND 2000:
---------------------

     Net income for the three months ended June 30, 2001, and 2000, amounted to $530,000 or $0.32 per diluted share and $765,000 or $0.43 per diluted share, respectively.

     Interest income from the Company's loan portfolio increased $191,000 in the first quarter of fiscal 2002. This increase was primarily the result of a $15.7 million increase in the average loan balance, offset by a 12 basis point decrease in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $178,000 during the first quarter of fiscal 2002 when compared to the same fiscal 2001 period. The yield on these assets decreased by 54 basis points while the average balance increased by $20.9 million during the fiscal 2002 quarter.

     Average earning assets increased by $36.5 million while the rate earned on these assets decreased 27 basis points to 6.97% during the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001.

     The Company's cost of deposits increased by $295,000 during the first quarter of fiscal 2002 when compared to the same fiscal 2001 quarter. The rate paid on deposits increased 13 basis points from 3.53% during the quarter ended June 30, 2000 to 3.66% during the quarter ended June 30, 2001. The average balance of these deposits increased $22.5 million to $288.0 million during the first quarter of fiscal 2002 from $265.5 million during the fiscal 2001 first quarter.

     The average balance of borrowed funds increased by $21.1 million to $119.6 million in the fiscal 2002 first quarter compared to $98.5 million in the same fiscal 2001 quarter. The rate paid on borrowings decreased by 11 basis points in the fiscal 2002 quarter to 5.77% from 5.89% in the fiscal 2001 quarter. The combined effect of these changes resulted in an increase of $276,000 in interest expense on borrowings to $1.7 million in the first quarter of fiscal 2002 compared to $1.4 million in fiscal 2001's first quarter.

     The average balance of interest-bearing liabilities increased $43.6 million while the rates paid on these liabilities increased by 11 basis points during the quarter ended June 30, 2002 when compared to the same period one year ago.

     These developments resulted in a $369,000 increase in interest and dividend income and an increase of $571,000 in interest expense. The combination resulted in a $202,000 decrease in net interest and dividend income from the fiscal 2001 quarter to the fiscal 2002 quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Due to the Bank's stable and relatively high level of asset quality, and, consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the first quarter of fiscal 2002 or fiscal 2001.

     Non-interest income increased by $71,000 to $409,000 in the first quarter of fiscal 2002 from $338,000 in the first fiscal 2001 quarter. The Company recorded $203,000 and $184,000 in net gains from sales of investment securities during the first quarter of fiscal 2002 and fiscal 2001, respectively. Service charges on deposit accounts increased by $20,000 to $123,000 during fiscal 2002 and other income, including fees from non deposit investment products, increased by $32,000 to $83,000 in fiscal 2002.

     Operating expenses increased $235,000 in the first quarter of fiscal 2002 compared to the same quarter of fiscal 2001. This increase is primarily attributable to an increase of $216,000 in salaries and employee benefits and an increase of $142,000 in Data Processing Service Fees as a result of added personnel and a new computer processing system, offset by a reduction in advertising expense of $107,000 for the recent quarter due to a decision by management to slow the growth of both deposits and residential loans.

     The provision for Federal and state income taxes amounted to $303,000 and $434,000 during the first quarter of fiscal 2002 and fiscal 2001, respectively. The decreased expense relates primarily to the decreased level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 8.73% on June 30, 2001, which exceeded regulatory requirements.

NEW ACCOUNTING PRONOUNCEMENT:
----------------------------

     In July,  2001, the Financial  Accounting  Standards  Board ("FASB") issued
     Statement  of  Financial   Accounting  Standards  ("SFAS")  141,  "Business
     Combinations"  and SFAS 142,

     "Goodwill and Other Intangible Assets." SFAS 141 requires the use of purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method. It also provides new criteria that determine whether an acquired intangible asset should be recognized separately from goodwill. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

     SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the financial statement is issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001. At June 30, 2001, the Company had $2.4 million of goodwill on its balance sheet that was being amortized at a rate of $288,000 annually.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

     The Company has experienced no material changes in market risk since the discussion of this in the annual report as of March 31, 2001.

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

                           PART II. OTHER INFORMATION



         Item 1.     Legal Proceedings
                           None

         Item 2.     Changes in Securities and Use of Proceeds
                           Not Applicable

         Item 3.     Defaults upon Senior Securities
                           Not Applicable

         Item 4.     Submission of Matters to a Vote of Security Holders
                           At the Annual Meeting of Stockholders of Central Bancorp, Inc. held on July 26, 2001, stockholders voted affirmatively on the following proposal:

                           To elect two directors to serve until the 2004 Annual Meeting of Stockholders.

                                                                          VOTE      VOTE
                                    ELECTED AT MEETING        TERM        FOR      WITHHELD
                                    ------------------        ----        ---      --------

                                    John D. Doherty           3 Years   96.72%       3.28%
                                    Gregory W. Boulos         3 Years   96.59%       3.41%

                           There were no broker non-votes

         Item 5.     Other Information
                           None

         Item 6.     Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                                    None

                           (b)      Reports on Form 8-K
                                    During the quarter ended June 30, 2001, the Registrant did not file a Current Report on Form 8-K.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      ------------------------------------


 8/14/01                                /s/ John D. Doherty
 -------                                -------------------
   Date                                    John D. Doherty
                                           President and Chief Executive Officer





 8/14/01                                /s/ Paul S. Feeley
 -------                                ------------------
   Date                                    Paul S. Feeley
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer