Form 10-Q
period 2001-09-30
CENTRAL BANCORP INC /MA/
filed 2001-11-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                              ------------------

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


                                    Yes  X  No
                                       ----    -----

        Class                                   Outstanding at November 8, 2001
-----------------------------                   --------------------------------
Common Stock, $1.00 par value                            1,671,626

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 2001 and September 30, 2001 (unaudited)

                  Consolidated Statements of Income for the three and six month periods ended September 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows for the six month periods ended September 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Changes in Stockholders' Equity for the six month periods ended September 30, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six month periods ended September 30, 2001 and 2000

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                   September 30,            March 31,
                                                                                       2001                   2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Cash and due from banks                                                           $         7,921       $         5,351
                                                                                  ---------------------------------------
Short-term investments                                                                     16,423                34,529
Investments available for sale:
  Investment securities                                                                    51,134                31,263
  Mortgage-backed securities                                                               21,038                19,314
Stock in Federal Home Loan Bank of Boston, at cost                                          6,150                 6,150
The Co-operative Central Bank Reserve Fund                                                  1,576                 1,576
                                                                                  ---------------------------------------
    Total investments                                                                      96,321                92,832
                                                                                  ---------------------------------------

Loans:
  Mortgage loans                                                                          310,945               338,898
  Other loans                                                                               7,315                 6,895
                                                                                  ---------------------------------------
                                                                                          318,260               345,793
  Less allowance for loan losses                                                           (3,210)               (3,106)
                                                                                  ---------------------------------------
    Net loans                                                                             315,050               342,687
                                                                                  ---------------------------------------

Accrued interest receivable                                                                 2,473                 2,426
Office properties and equipment, net                                                        1,950                 2,018
Deferred tax asset, net                                                                       852                   801
Goodwill, net                                                                               2,376                 2,520
Other assets                                                                                  533                   702
                                                                                  ---------------------------------------
    Total assets                                                                  $       427,476       $       449,337
                                                                                  =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                        $       270,868       $       287,167
  Advances from Federal Home Loan Bank of Boston                                          108,000               121,000
  Advance payments by borrowers for taxes and insurance                                     1,253                 1,220
  Accrued interest payable                                                                    520                   608
  Accrued expenses and other liabilities                                                    8,084                 1,130
                                                                                  ---------------------------------------
    Total liabilities                                                                     388,725               411,125
                                                                                  ---------------------------------------

Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                                 --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,990,424 and 1,970,000 shares(outstanding 1,669,151 and
    1,684,164) at September 30, 2001 and March 31, 2001 respectively                        1,990                 1,970
  Additional paid-in capital                                                               11,602                11,190
  Retained income                                                                          31,708                30,950
  Treasury stock (321,273 shares and 285,836 shares at September 30,
    2001, and March 31, 2001, respectively), at cost                                       (5,959)               (5,230)
  Accumulated other comprehensive income (loss) (note 4)                                     (418)                 (431)
  Unearned compensation - ESOP                                                               (172)                 (237)
                                                                                  ---------------------------------------
    Total stockholders' equity                                                             38,751                38,212
                                                                                  ---------------------------------------
    Total liabilities and stockholders' equity                                    $       427,476       $       449,337
                                                                                  =======================================

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended               Six Months Ended
                                                                September 30,                   September 30,
                                                            2001          2000               2001            2000
                                                          ------------------------      ----------------------------
Interest and dividend income:
  Mortgage loans                                          $   5,797   $   6,533         $    11,946   $  12,546
  Other loans                                                   182         162                 364         288
  Short-term investments                                        329          64                 801         149
  Investment securities                                         597         616               1,086       1,226
  Mortgage-backed securities                                    251         359                 539         735
  The Co-operative Central Bank Reserve Fund                     24          25                  43          45
                                                          ----------------------        ------------------------
    Total interest and dividend income                        7,180       7,759              14,779      14,989
                                                          ----------------------        ------------------------
Interest expense:
  Deposits                                                    2,177       2,476               4,814       4,819
  Advances from Federal Home Loan Bank of Boston              1,643       1,821               3,369       3,271
                                                          ----------------------        ------------------------
    Total interest expense                                    3,820       4,297               8,183       8,090
                                                          ----------------------        ------------------------

    Net interest and dividend income                          3,360       3,462               6,596       6,899
Provision for loan losses                                        --          --                  --          --
                                                          ----------------------        ------------------------
    Net interest and dividend income after
      provision for loan losses                               3,360       3,462               6,596       6,899
                                                          ----------------------        ------------------------
Non-interest income:
  Deposit service charges                                       105         112                 229         216
  Net gains from sales of investment securities                 121         193                 324         376
  Other income                                                  111          49                 193         100
                                                          ----------------------        ------------------------
    Total non-interest income                                   337         354                 746         692
                                                          ----------------------        ------------------------
Operating expenses:
  Salaries and employee benefits                              1,515       1,311               3,048       2,628
  Occupancy and equipment                                       277         286                 595         565
  Advertising                                                    79         103                 198         329
  Data processing service fees                                  220         163                 490         291
  Professional fees                                             362         245                 554         513
  Goodwill amortization                                          72          72                 144         144
  Other expense                                                 281         260                 589         546
                                                          ----------------------        ------------------------
    Total operating expenses                                  2,806       2,440               5,618       5,016
                                                          ----------------------        ------------------------

    Income before income taxes                                  891       1,376               1,724       2,575
Income tax expense                                              327         499                 630         933
                                                          ----------------------        ------------------------
      Net income                                          $     564         877         $     1,094   $   1,642
                                                          ======================        ========================

Earnings per common share                                 $    0.34   $    0.51         $      0.66   $    0.93
                                                          ======================        ========================
Earnings per common share, diluted                        $    0.34   $    0.51         $      0.65   $    0.93
                                                          ======================        ========================
Weighted average common shares outstanding                    1,666       1,731               1,664       1,759

Weighted average common shares outstanding, diluted           1,683       1,733               1,678       1,760

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                              September 30,
                                     (In Thousands)                                       2001            2000
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                       $      1,094       $         1,642
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                       205                   221
      Amortization of premiums, fees and discounts                                         68                    45
      Amortization of goodwill                                                            144                   144
      Net gains from sales of investment securities                                      (324)                 (376)
Decrease in deferred tax asset                                                             --                   185
Increase in accrued interest receivable                                                   (33)                 (278)
Decrease (increase) in other assets                                                       169                  (118)
Increase in advance payments by borrowers for taxes and insurance                          33                   426
(Decrease) increase in accrued interest payable                                           (88)                   57
(Decrease) increase in accrued income taxes                                              (541)                  655
Increase (decrease) in accrued expenses and other liabilities                             342                   (94)
                                                                                   -----------------------------------
      Net cash provided by operating activities                                         1,069                 2,509
                                                                                   -----------------------------------

Cash flows from investing activities:

    Principal collected on loans                                                       62,550                31,224
    Loan originations                                                                 (34,913)              (62,663)
    Principal payments on mortgage-backed securities available for sale                 3,573                 2,021
    Purchase of investment securities available for sale                              (39,106)               (3,169)
    Maturities and calls of investment securities available for sale                   20,000                    --
    Proceeds from sales of investment securities available for sale                     1,295                 1,876
    Net decrease in short-term investments                                             18,106                10,690
    Purchase of Stock in Federal Home Loan Bank of Boston                                  --                  (350)
    Purchase of office properties and equipment                                          (137)                  (92)
                                                                                   -----------------------------------
      Net cash provided by (used in) investing activities                              31,368               (20,463)
                                                                                   -----------------------------------

Cash flows from financing activities:

    Net increase (decrease) in deposits                                               (16,299)                9,861
    Proceeds from advances from FHLB of Boston                                             --               119,000
    Payments on advances from FHLB of Boston                                          (13,000)             (111,000)
    Earned ESOP shares charged to expense                                                  95                    --
    Proceeds from exercise of stock options                                               337                    --
    Purchase of Treasury stock                                                           (729)               (1,048)
    Payments of dividends on common stock                                                (336)                 (356)
    Amortization of unearned compensation - ESOP                                           65                    65
                                                                                   -----------------------------------
      Net cash (used in) provided by financing activities                             (29,867)               16,522
                                                                                   -----------------------------------

    Net increase (decrease) in cash and due from banks                                  2,570                (1,432)
    Cash and due from banks at beginning of period                                      5,351                 6,588
                                                                                   -----------------------------------
    Cash and due from banks at end of period                                     $      7,921       $         5,156
                                                                                   ===================================

    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                                                 $      8,271       $         8,033
        Income taxes                                                                      868                   278

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                       Additional
                                                             Common      Paid-In    Retained     Treasury
                             (In Thousands)                   Stock      Capital     Income       Stock
------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2000
------------------------------------
      Balance at March 31, 2000                              $  1,970    $ 11,190    $ 28,538    $ (3,043)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --       1,642          --
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income (loss)                           --          --       1,642          --
                                                             --------    --------    --------    --------
      Purchase of treasury stock                                   --          --          --      (1,048)
      Dividends paid                                               --          --        (356)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at September 30, 2000                          $  1,970    $ 11,190    $ 29,824    $ (4,091)
                                                             ========    ========    ========    ========
Six Months Ended September 30, 2001
-----------------------------------
      Balance at March 31, 2001                              $  1,970    $ 11,190    $ 30,950    $ (5,230)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --       1,094          --
      Other Comprehensive Income, net of tax
          Unrealized (losses) on securities, net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income                                  --          --       1,094          --
                                                             --------    --------    --------    --------

      Earned ESOP shares charged to expense                        --          95          --          --
      Proceeds from exercise of stock options                      20         317          --          --
      Purchase of treasury stock                                   --          --          --        (729)
      Dividends paid                                               --          --        (336)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at September 30, 2001                          $  1,990    $ 11,602    $ 31,708    $ (5,959)
                                                             ========    ========    ========    ========
                                                              Accumulated
                                                                  Other           Unearned       Total
                                                              Comprehensive    Compensation    Stockholders'
                             (In Thousands)                    Income (Loss)       ESOP          Equity
------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2000
-----------------------------------
      Balance at March 31, 2000                                  $ (825)         $  (433)       $ 37,397
                                                                 ------          -------        --------
      Net Income                                                     --               --           1,642
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)               348               --             348
                                                                 ------          -------        --------
             Comprehensive income (loss)                            348               --           1,990
                                                                 ------          -------        --------
      Purchase of treasury stock                                     --               --          (1,048)
      Dividends paid                                                 --               --            (356)
      Amortization of unearned compensation - ESOP                   --               65              65
                                                                 ------          -------        --------
      Balance at September 30, 2000                              $ (477)        $   (368)       $ 38,048
                                                                 ======          =======        ========
Six Months Ended September 30, 2001
-----------------------------------
      Balance at March 31, 2001                                  $ (431)        $   (237)       $ 38,212
                                                                 ------          -------        --------
      Net Income                                                     --               --           1,094
      Other Comprehensive Income, net of tax
          Unrealized (losses) on securities, net of
                 reclassification adjustment (note 4)                13               --              13
                                                                 ------          -------        --------
             Comprehensive income                                    13               --           1,017
                                                                 ------          -------        --------

      Earned ESOP shares charged to expense                          --               --              95
      Proceeds from exercise of stock options                        --               --             337
      Purchase of treasury stock                                     --               --            (729)
      Dividends paid                                                 --               --            (336)
      Amortization of unearned compensation - ESOP                   --               65              65
                                                                 ------          -------        --------
      Balance at September 30, 2001                              $ (418)        $   (172)       $ 38,751
                                                                 ======          =======        ========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements of the Registrant for September 30, 2001 and 2000 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

     Commitments at September 30, 2001 follow:                    (In Thousands)

       Unused lines of credit....................................   $  10,566
       Unadvanced portions of construction loans.................       7,376
       Unadvanced portions of commercial loans...................       6,411
       Commitments to originate commercial loans.................         535
       Commitments to originate commercial mortgage loans........      14,846
       Commitments to originate residential mortgage loans:
            Fixed rate...........................................       1,080
            Adjustable rate......................................         710

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

          The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                              For the Six Months Ended
                                    (In Thousands)                              September 30, 2001
    --------------------------------------------------------------------------------------------------------
                                                                      Before-
                                                                       Tax         Tax (Benefit)   After-Tax
                                                                      Amount         Expense        Amount
                                                                      ------       -------------   ---------
    Unrealized gains (losses) on securities:
      Unrealized holding gains arising during period                  $  286         $    67         $  219

      Less: reclassification adjustment for
        gains realized in net income                                     324             118            206
                                                                      --------------------------------------

      Other comprehensive income (loss)                               $  (38)        $   (51)        $   13
                                                                     ======================================

                                                                            For the Six Months Ended
                                                                               September 30, 2000
                                                                    ----------------------------------------
                                                                      Before-
                                                                       Tax            Tax          After-Tax
                                                                      Amount         Expense        Amount
                                                                      ------       ------------    ---------
    Unrealized gains on securities:
      Unrealized holding gains arising during period                  $  909         $   321         $  588

      Less:  reclassification adjustment for
        gains realized in net income                                     376             136            240
                                                                      --------------------------------------

      Other comprehensive income                                      $  533         $   185         $  348
                                                                      ======================================

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(5) DIRECTORS DEFERRED COMPENSATION PLAN
    ------------------------------------

     In fiscal 2001, the Company established a deferred compensation plan for its directors. The Plan allows the Company's directors to defer receipt of all or a portion of their compensation. The plan requires that the compensation deferred be invested in Company stock held in an irrevocable trust. At September 30, 2001 the trust held 1,311 shares of Central Bancorp stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

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

     Net income amounted to $564,000, or $0.34 per diluted share for the three months ended September 30, 2001 as compared to net income of $877,000, or $0.51 per diluted share in the corresponding quarter ended September 30, 2000.

     The earnings decline for the September 30, 2001 quarter was in part due to a $102,000 decrease in net interest and dividend income compared to the year earlier quarter. This decrease was attributable to an acceleration in residential loan pay-offs as borrowers sought to refinance their loans at lower rates, a slowing of long-term, fixed-rate loan originations due to the uncertain interest rate environment, and a determination by the Company to slow its lending activities in anticipation of the slowdown in the national economy and especially in the local real estate markets. The increased liquidity maintained through most of the quarter following the decision to slow lending activities and the drop in short-term rates as a result of Federal Reserve actions led to a compression in the Company's interest rate spread and margin.

     In addition, the Company's operating expenses increased by $366,000 during the September 30, 2001 quarter over the September 30, 2000 quarter. The higher operating expenses for new personnel and data processing also contributed to the decline in net income in the year-to-year comparisons. The increase in personnel costs included the addition of staff to sell non-deposit investment products, including mutual funds, annuities and insurance products, to generate fee income in future periods. Additionally, the Company increased its loan administration and commercial origination staff to better monitor and develop the commercial loan area. During fiscal 2001, the Company converted to a new computer processing system that will allow it to continue to improve its products offerings and services to both individual and business customers. Although more costly, the new system will allow the Company to be more competitive with other financial services providers by allowing it to offer the same types of products offered by larger competitors. The Bank introduced a complete internet banking product in August 2001.

FINANCIAL CONDITION:
-------------------

     The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2001, to September 30, 2001.

     Total assets decreased from $449.3 million at March 31, 2001 to $427.5 million at September 30, 2001 primarily as a result of net loan payoffs and amortization. Funds generated from the reduction in loans were used to fund deposit outflows and maturities of advances from FHLB of Boston.

     The Company's loan balance declined by $27.5 million or 8.0% as a result of a higher level of amortization and payoffs than originations, as the Company made a decision to slow down long-term fixed-rate residential loan originations because of the low rate environment for such loans. Loan originations amounted to $34.9 million. Loan amortization and pay-offs amounted to $62.6 million. The Company's investment portfolio increased by $3.5 million, primarily as a result of an increase in investment securities offset by a decrease in short term investments.

     Deposits decreased during the period by $16.3 million primarily due to a decrease in term deposit certificates, offset by increases in savings and transaction accounts.

     During the period, the Company continued its fourth common stock buyback program. An additional 34,126 shares were purchased during the period at an average price of $21.36. At September 30, 2001, 45,332 shares remained authorized by that program. The shares repurchased since the first buyback program was adopted in April 1999 total 319,962 at an average cost of $18.59 per share, representing 16.24% of the common stock issued and outstanding prior to the adoption of the first buyback program.

NON-PERFORMING ASSETS:
---------------------

     The Company had no non-accruing loans at September 30, 2001. There was no interest income not recognized on non-accruing loans for the first six months of fiscal 2001.

     The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                        Sept. 30,   March 31,     Sept. 30,
                                                          2001        2001          2000
                                                        --------    ---------     --------
                                                               (Dollars in thousands)
Loans accounted for on a
    non-accrual basis, (non-accruing loans)              $   --       $  --         $  --
Impaired loans, accruing                                     --          --            --
Non-accruing loans as a percentage of
  total loans                                              0.00%       0.00%         0.00%
Non-accruing loans as a percentage of
  total assets                                             0.00%       0.00%         0.00%

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001, AND 2000:
--------------------

     Net income for the three months ended September 30, 2001, and 2000, amounted to $564,000 or $0.34 per diluted share and $877,000 or $0.51 per diluted share, respectively.

     Interest income from the Company's loan portfolio decreased $716,000 in the second quarter of fiscal 2002. This decrease was primarily the result of a $24.2 million decrease in the average loan balance combined with a 31 basis point decrease in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $137,000 during the second quarter of fiscal 2002 when compared to the same fiscal 2001 period. The yield on these assets decreased by 151 basis points while the average balance increased by $32.1 million during the fiscal 2002 quarter.

     Average earning assets increased by $7.9 million while the rate earned on these assets decreased 69 basis points to 6.81% during the second quarter of fiscal 2002 when compared to the second quarter of fiscal 2001.

     The Company's cost of deposits decreased by $299,000 during the second quarter of fiscal 2002 when compared to the same fiscal 2001 quarter. The rate paid on deposits decreased 54 basis points from 3.69% during the quarter ended September 30, 2000 to 3.15% during the quarter ended September 30, 2001. The average balance of these deposits increased $8.6 million to $276.8 million during the second quarter of fiscal 2002 from $268.2 million during the fiscal 2001 second quarter.

     The average balance of borrowed funds decreased by $3.2 million to $112.3 million in the fiscal 2002 second quarter compared to $115.5 million in the same fiscal 2001 quarter. The rate paid on borrowings decreased by 45 basis points in the fiscal 2002 quarter to 5.85% from 6.31% in the fiscal 2001 quarter. The combined effect of these changes resulted in an decrease of $178,000 in interest expense on borrowings to $1.6 million in the second quarter of fiscal 2002 compared to $1.8 million in fiscal 2001's second quarter.

     The average balance of interest-bearing liabilities increased $5.4 million while the rates paid on these liabilities decreased by 55 basis points during the quarter ended September 30, 2002 when compared to the same period one year ago.

     These developments resulted in a $579,000 decrease in interest and dividend income and a decrease of $477,000 in interest expense. The combination resulted in a $102,000 decrease in net interest and dividend income from the fiscal 2001 quarter to the fiscal 2002 quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Due to the Bank's stable and relatively high level of asset quality, and, consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the second quarter of fiscal 2002 or fiscal 2001.

     Non-interest income decreased by $17,000 to $337,000 in the second quarter of fiscal 2002 from $354,000 in the second fiscal 2001 quarter. The Company recorded $121,000 and $193,000 in net gains from sales of investment securities during the second quarter of fiscal 2002 and fiscal 2001, respectively. Service charges on deposit accounts decreased by $7,000 to $105,000 during fiscal 2002 and other income, including fees from non deposit investment products, increased by $62,000 to $111,000 in fiscal 2002.

     Operating expenses increased $366,000 in the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. This increase is primarily attributable to an increase of $204,000 in salaries and employee benefits, an increase of $57,000 in data processing service fees and an increase in professional fees of $117,000 as a result of added personnel, a new computer processing system and increased legal and consulting fees, offset by a reduction in advertising expense of $24,000 for the recent quarter due to a decision by management to slow the growth of both deposits and residential loans.

     The provision for Federal and state income taxes amounted to $327,000 and $499,000 during the second quarter of fiscal 2002 and fiscal 2001, respectively. The decreased expense relates primarily to the decreased level of pre-tax income.

RESULTS OF OPERATIONS - SIX MONTHS ENDED SEPTEMBER 30, 2001, AND 2000:
---------------------

     Net income for the six months ended September 30, 2001, and 2000, amounted to $1.1 million or $0.65 per diluted share and $1.6 million or $0.93 per diluted share, respectively.

     Interest income from the Company's loan portfolio decreased $524,000 for the six months ended September 30, 2001. This decrease was the result of a $4.5 million decrease in the average loan balance in addition to a 21 basis point decrease in average rates earned on these loans.

     Incomefrom the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $314,000 during the six months ended September 30, 2001 when compared to the same fiscal 2001 period. The yield on these assets decreased by 127 basis points while the average balance increased by $29.3 million during the six months ended September 30, 2001.

     Average earning assets increased by $24.8 million while the rate earned on these assets decreased 53 basis points to 6.89% during the six months ended September 30, 2001 when compared to the same period of fiscal 2001.

     The Company's cost of deposits decreased by $5,000 during the six months ended September 30, 2001 when compared to the same fiscal 2001 period. The rate paid on deposits decreased 19 basis points from 3.61% during the six months ended September 30, 2000 to 3.42% during the six months ended September 30, 2001. The average balance of these deposits increased $14.6 million to $281.4 million during the six months ended September 30, 2001 from $266.8 million during the fiscal 2001 six month period.

     The average balance of borrowed funds increased by $8.8 million to $115.9 million in the six months ended September 30, 2001 compared to $107.1 million in the same period in fiscal 2001. The rate paid on borrowings decreased by 30 basis points in the fiscal 2002 period to 5.81% from 6.11% in the same six month period in fiscal 2001. The combined effect of these changes resulted in an increase of $98,000 in interest expense on borrowings to $3.4 million in the six months ended September 30, 2001 compared to $3.3 million for the six months ended September 30, 2000.

     The average balance of total interest-bearing liabilities increased $23.4 million while the rates paid on these liabilities decreased by 21 basis points during the six months ended September 30, 2001 when compared to the same period one year ago.

     These developments resulted in a $210,000 decrease in interest and dividend income and an increase of $93,000 in interest expense. The combination resulted in a $303,000 decrease in net interest and dividend income from the six months ended September 30, 2000 to the same period in fiscal 2002.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the six months ended September 30, 2001 or 2000.

     Non-interest income increased by $54,000 to $746,000 in the six months ended September 30, 2001 from $692,000 in the same period in fiscal 2001. The Company recorded $324,000 and $376,000 in net gains from sales of investment securities during the six months ended September 30, 2001 and 2000, respectively.

     Operating expenses increased $602,000 in the six months ended September 30, 2001 compared to the same period of fiscal 2001. This increase is primarily attributable to an increase of $420,000 in salaries and employee benefits, an increase of $199,000 in data processing service fees and an increase in professional fees of $41,000 as a result of added personnel, a new computer processing system and increased legal and consulting fees.

     The provision for Federal and state income taxes amounted to $630,000 and $933,000 during the six months ended September 30, 2001 and 2000, respectively. The decreased expense relates primarily to the decreased level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 9.07% on September 30, 2001, which exceeded regulatory requirements.

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

     SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the statements are issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001 which for the Company will commence on April 1, 2002. At September 30, 2001, the Company had $2.4 million of goodwill on its balance sheet that was being amortized at a rate of $288,000 annually.

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

         Item 1.     Legal Proceedings
                           None

         Item 2.     Changes in Securities and Use of Proceeds
                           Not Applicable

         Item 3.     Defaults upon Senior Securities
                           Not Applicable

         Item 4.     Submission of Matters to a Vote of Security Holders
                           None

         Item 5.     Other Information
                           On October 10, 2001, the Company's ESOP received clearance from the Federal Reserve Board to purchase an additional 5% of the Company's outstanding shares. The ESOP will borrow funds from the Company to acquire the additional shares which it intends to purchase from time to time on the open market. Until allocated to participants, shares acquired by the ESOP with borrowed funds will be deducted from stockholders' equity as unearned compensation.

         Item 6.     Exhibits and Reports on Form 8-K
                           (a)      Exhibits
                                            None

                           (b)      Reports on Form 8-K
                                    During the quarter ended September 30, 2001, the Registrant filed the following Current Reports on Form 8-K:

                                    Date       Items Reported
                                    -------------------------------
                                    7/26/01    Item 5 -  Registrant's  response
                                               to the  filing of a Schedule 13D
                                               by the PL Capital Group.

                                    8/1/01     Item 5 -  Registrant's  response
                                               to a  letter  dated  7/31/01 from
                                               the PL Capital Group.

                                    No financial statements were filed with the foregoing Current Reports on Form 8-K.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      ------------------------------------

 11/13/01                                 /s/ John D. Doherty
 --------                                 -------------------
   Date                                   John D. Doherty
                                          President and Chief Executive Officer





 11/13/01                                 /s/ Paul S. Feeley
---------                                 ------------------
   Date                                   Paul S. Feeley
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer