Form 10-Q
period 2001-12-31
CENTRAL BANCORP INC /MA/
filed 2002-02-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2001
                              -----------------

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


                            Yes   X     No
                               ------      ------

               Class                        Outstanding at February 13, 2002
   -------------------------------          --------------------------------
   Common Stock, $1.00 par value                      1,647,784

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        ---------------------

         Item 1.    Financial Statements

                    Consolidated Statements of Financial Condition at March 31, 2001 and December 31, 2001 (unaudited)

                    Consolidated Statements of Income for the three and nine month periods ended December 31, 2001 and 2000 (unaudited)

                    Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2001 and 2000 (unaudited)

                    Consolidated Statements of Changes in Stockholders' Equity for the nine month periods ended December 31, 2001 and 2000 (unaudited)

                    Notes to Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended December 31, 2001 and 2000

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION
         -----------------

         Item 1.    Legal Proceedings

         Item 2.    Changes in Securities and Use of Proceeds

         Item 3.    Defaults upon Senior Securities

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 5.    Other Information

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

Item 1-Financial Statements:


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                             (Dollars in Thousands)

                                                                                   December 31,             March 31,
                                                                                       2001                   2001
-------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Cash and due from banks                                                             $       7,508            $    5,351
                                                                                    -------------------------------------
Short-term investments                                                                      3,296                34,529
Investments available for sale:
  Investment securities                                                                    60,210                31,263
  Mortgage-backed securities                                                               20,287                19,314
Stock in Federal Home Loan Bank of Boston, at cost                                          6,361                 6,150
The Co-operative Central Bank Reserve Fund                                                  1,576                 1,576
                                                                                    -------------------------------------
    Total investments                                                                      91,730                92,832
                                                                                    -------------------------------------
Loans:
  Mortgage loans                                                                          320,982               338,898
  Other loans                                                                               7,850                 6,895
                                                                                    -------------------------------------
                                                                                          328,832               345,793
  Less allowance for loan losses                                                           (3,291)               (3,106)
                                                                                    -------------------------------------
    Net loans                                                                             325,541               342,687
                                                                                    -------------------------------------
Accrued interest receivable                                                                 2,486                 2,426
Office properties and equipment, net                                                        1,884                 2,018
Deferred tax asset, net                                                                       887                   801
Goodwill, net                                                                               2,304                 2,520
Other assets                                                                                  507                   702
                                                                                    -------------------------------------
    Total assets                                                                    $     432,847            $  449,337
                                                                                    =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                                                          $     262,032            $  287,167
  Advances from Federal Home Loan Bank of Boston                                          129,206               121,000
  Advance payments by borrowers for taxes and insurance                                       988                 1,220
  Accrued interest payable                                                                    559                   608
  Accrued expenses and other liabilities                                                    1,147                 1,130
                                                                                    -------------------------------------
    Total liabilities                                                                     393,932               411,125
                                                                                    -------------------------------------
Commitments and Contingencies (Note 2)

Stockholders' equity:
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                                 --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    Issued 1,999,588 and 1,970,000 shares(outstanding 1,649,284 and
    1,684,164) at December 31, 2001 and March 31, 2001 respectively                         2,000                 1,970
  Additional paid-in capital                                                               11,792                11,190
  Retained income                                                                          32,484                30,950
  Treasury stock (350,304 shares and 285,836 shares at December 31,
    2001, and March 31, 2001, respectively), at cost                                       (6,679)               (5,230)
  Accumulated other comprehensive income (loss) (note 4)                                     (542)                 (431)
  Unearned compensation - ESOP                                                               (140)                 (237)
                                                                                    -------------------------------------
    Total stockholders' equity                                                             38,915                38,212
                                                                                    -------------------------------------
    Total liabilities and stockholders' equity                                      $     432,847            $  449,337
                                                                                    =====================================

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                           December 31,                      December 31,
                                                       2001          2000               2001            2000
                                                     ------------------------        ----------------------------
Interest and dividend income:
  Mortgage loans                                   $     5,564   $     6,596       $      17,510   $      19,142
  Other loans                                              157           252                 521             540
  Short-term investments                                    47           127                 848             276
  Investment securities                                    961           780               2,047           2,006
  Mortgage-backed securities                               303           350                 842           1,085
  The Co-operative Central Bank Reserve Fund                20            17                  63              63
                                                     ------------------------        ----------------------------
    Total interest and dividend income                   7,052         8,122              21,831          23,112
                                                     ------------------------        ----------------------------
Interest expense:
  Deposits                                               1,743         2,589               6,557           7,408
  Advances from Federal Home Loan Bank of Boston         1,601         1,883               4,970           5,154
                                                     ------------------------        ----------------------------
    Total interest expense                               3,344         4,472              11,527          12,562
                                                     ------------------------        ----------------------------


    Net interest and dividend income                     3,708         3,650              10,304          10,550
Provision for loan losses                                   --            --                  --              --
                                                     ------------------------        ----------------------------
    Net interest and dividend income after
      provision for loan losses                          3,708         3,650              10,304          10,550
                                                     ------------------------        ----------------------------
Non-interest income:
  Deposit service charges                                  136           118                 364             334
  Net gains from sales of investment securities             16           275                 339             651
  Other income                                              92            51                 288             151
                                                     ------------------------        ----------------------------
    Total non-interest income                              244           444                 991           1,136
                                                     ------------------------        ----------------------------
Operating expenses:
  Salaries and employee benefits                         1,334         1,517               4,382           4,145
  Occupancy and equipment                                  273           304                 868             869
  Advertising                                               26           107                 224             437
  Data processing service fees                             248           243                 738             534
  Professional fees                                        232           142                 786             655
  Goodwill amortization                                     72            72                 216             216
  Other expense                                            282           300                 872             846
                                                     ------------------------        ----------------------------
    Total operating expenses                             2,467         2,685               8,086           7,702
                                                     ------------------------        ----------------------------

    Income before income taxes                           1,485         1,409               3,209           3,984
Income tax expense                                         536           509               1,166           1,442
                                                     ------------------------        ----------------------------
      Net income                                   $       949   $       900       $       2,043   $       2,542
                                                     ========================        ============================

Earnings per common share                          $      0.57   $      0.53       $        1.23   $        1.46
                                                     ========================        ============================
Earnings per common share, diluted                 $      0.57   $      0.53       $        1.22   $        1.46
                                                     ========================        ============================

Weighted average common shares outstanding               1,657         1,690               1,661           1,736

Weighted average common shares
  outstanding, diluted                                   1,672         1,692               1,676           1,738

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                               December 31,
                                     (In Thousands)                                        2001            2000
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                              $   2,043       $     2,542
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                           298               331
      Amortization of premiums, fees and discounts                                            118                65
      Amortization of goodwill                                                                216               216
      Net gains from sales of investment securities                                          (339)             (651)
Decrease in deferred tax asset                                                                 --               278
Increase in accrued interest receivable                                                       (60)             (380)
Decrease (increase) in other assets                                                           195              (278)
(Decrease) increase in advance payments by borrowers for taxes and insurance                 (232)              234
(Decrease) increase in accrued interest payable                                               (49)               82
(Decrease) increase in accrued income taxes                                                   (28)              468
Increase in accrued expenses and other liabilities                                             45               141
                                                                                          ----------------------------
      Net cash provided by operating activities                                             2,207             3,048
                                                                                          ----------------------------

Cash flows from investing activities:

    Principal collected on loans                                                           91,037            39,806
    Loan originations                                                                     (73,891)          (70,470)
    Principal payments on mortgage-backed securities available for sale                     5,337             3,058
    Purchase of investment securities available for sale                                  (63,858)           (5,470)
    Maturities and calls of investment securities available for sale                       26,000                --
    Proceeds from sales of investment securities available for sale                         2,625             2,692
    Net decrease in short-term investments                                                 31,233             8,138
    Purchase of Stock in Federal Home Loan Bank of Boston                                    (211)               --
    Purchase of office properties and equipment                                              (164)             (202)
                                                                                          ----------------------------
      Net cash provided by (used in) investing activities                                  18,108           (22,448)
                                                                                          ----------------------------

Cash flows from financing activities:

    Net (decrease) increase in deposits                                                   (25,135)           15,334
    Proceeds from advances from FHLB of Boston                                             24,000           127,000
    Payments on advances from FHLB of Boston                                              (18,000)         (121,000)
    Net increase in short-term advances from FHLB of Boston                                 2,206                --
    Earned ESOP shares charged to expense                                                     140                --
    Proceeds from exercise of stock options                                                   492                --
    Purchase of Treasury stock                                                             (1,449)           (2,092)
    Dividends paid                                                                           (509)             (530)
    Amortization of unearned compensation - ESOP                                               97                97
                                                                                          ----------------------------
      Net cash (used in) provided by financing activities                                 (18,158)           18,809
                                                                                          ----------------------------

    Net increase (decrease) in cash and due from banks                                      2,157              (591)
    Cash and due from banks at beginning of period                                          5,351             6,588
                                                                                          ----------------------------
    Cash and due from banks at end of period                                            $   7,508       $     5,997
                                                                                          ============================

    Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                        $  11,576       $    12,480
        Income taxes                                                                        1,194               974

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                       Additional
                                                             Common      Paid-In    Retained     Treasury
                             (In Thousands)                   Stock      Capital     Income       Stock
------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 2000
------------------------------------
      Balance at March 31, 2000                              $  1,970    $ 11,190    $ 28,538    $ (3,043)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --       2,542          --
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income (loss)                           --          --       2,542          --
                                                             --------    --------    --------    --------
      Purchase of treasury stock                                   --          --          --      (2,092)
      Dividends paid                                               --          --        (530)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at December 31, 2000                           $  1,970    $ 11,190    $ 30,550    $ (5,135)
                                                             ========    ========    ========    ========
Nine Months Ended December 31, 2001
-----------------------------------
      Balance at March 31, 2001                              $  1,970    $ 11,190    $ 30,950    $ (5,230)
                                                             --------    --------    --------    --------
      Net Income                                                   --          --       2,043          --
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)              --          --          --          --
                                                             --------    --------    --------    --------
             Comprehensive income                                  --          --       2,043          --
                                                             --------    --------    --------    --------

      Earned ESOP shares charged to expense                        --         140          --          --
      Proceeds from exercise of stock options                      30         462          --          --
      Purchase of treasury stock                                   --          --          --      (1,449)
      Dividends paid                                               --          --        (509)         --
      Amortization of unearned compensation - ESOP                 --          --          --          --
                                                             --------    --------    --------    --------
      Balance at December 31, 2001                           $  2,000    $ 11,792    $ 32,484    $ (6,679)
                                                             ========    ========    ========    ========
                                                              Accumulated
                                                                  Other           Unearned       Total
                                                              Comprehensive    Compensation    Stockholders'
                             (In Thousands)                    Income (Loss)       ESOP          Equity
------------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 2000
-----------------------------------
      Balance at March 31, 2000                                  $ (825)         $  (433)       $ 37,397
                                                                 ------          -------        --------
      Net Income                                                     --               --           2,542
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)               560               --             560
                                                                 ------          -------        --------
             Comprehensive income (loss)                            560               --           3,102
                                                                 ------          -------        --------
      Purchase of treasury stock                                     --               --          (2,092)
      Dividends paid                                                 --               --            (530)
      Amortization of unearned compensation - ESOP                   --               97              97
                                                                 ------          -------        --------
      Balance at December 31, 2000                               $ (265)        $   (336)       $ 37,974
                                                                 ======          =======        ========
Nine Months Ended December 31, 2001
-----------------------------------
      Balance at March 31, 2001                                  $ (431)        $   (237)       $ 38,212
                                                                 ------          -------        --------
      Net Income                                                     --               --           2,043
      Other Comprehensive Income, net of tax
          Unrealized gain on securities, net of
                 reclassification adjustment (note 4)              (111)              --            (111)
                                                                 ------          -------        --------
             Comprehensive income                                  (111)              --           1,932
                                                                 ------          -------        --------

      Earned ESOP shares charged to expense                          --               --             140
      Proceeds from exercise of stock options                        --               --             492
      Purchase of treasury stock                                     --               --          (1,449)
      Dividends paid                                                 --               --            (509)
      Amortization of unearned compensation - ESOP                   --               97              97
                                                                 ------          -------        --------
      Balance at December 31, 2001                               $ (542)        $   (140)       $ 38,915
                                                                 ======          =======        ========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements of the Registrant for December 31, 2001 and 2000 presented herein should be read in conjunction with the financial statements of the Company as of and for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to fairly present the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the entire year.

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

         Commitments at December 31, 2001 follow:                (In Thousands)

            Unused lines of credit............................... $  10,227
            Unadvanced portions of construction loans............     5,192
            Unadvanced portions of commercial loans..............     5,358
            Commitments to originate commercial loans............       100
            Commitments to originate commercial mortgage loans...    23,474
            Commitments to purchase residential mortgage loans...    19,031
            Commitments to originate residential mortgage loans:
                  Fixed rate.....................................     5,420
                  Adjustable rate................................       462

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                DECEMBER 31, 2001
                                   (UNAUDITED)

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

               The Company's other comprehensive income (loss) and related tax effect is as follows:

                                                                                        For the Nine Months Ended
                                    (In Thousands)                                          December 31, 2001
             ---------------------------------------------------------------------------------------------------------------
                                                                               Before-
                                                                                Tax             Tax (Benefit)     After-Tax
                                                                               Amount              Expense          Amount
                                                                               ------           -------------     ---------
             Unrealized gains on securities:
               Unrealized holding gains arising during period                  $  142            $    37            $  105

               Less: reclassification adjustment for
                 gains realized in net income                                     339                123               216
                                                                               ---------------------------------------------
               Other comprehensive loss                                        $ (197)           $   (86)           $ (111)
                                                                               =============================================

                                                                                        For the Nine Months Ended
                                                                                            December 31, 2000
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
                                                                               ==============================================

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                                DECEMBER 31, 2001
                                   (UNAUDITED)


(5) DIRECTORS DEFERRED COMPENSATION PLAN
    ------------------------------------

     In fiscal 2001, the Company established a deferred compensation plan for its directors. The Plan allows the Company's directors to defer receipt of all or a portion of their compensation. The plan requires that the compensation deferred be invested in Company stock held in an irrevocable trust. At December 31, 2001 the trust held 1,500 shares of Central Bancorp stock that the Company has classified as treasury stock. The treasury shares are considered outstanding in the computation of earnings per share and book value per share.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

GENERAL:
-------

     The Registrant, Central Bancorp, Inc. is the holding company for Central Co-operative Bank. Because substantially all of the business of the Registrant is the business of the Bank, the discussion below focuses on the business of the Bank. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Holding Company" included in the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001.

     Net income amounted to $949,000, or $0.57 per diluted share for the three months ended December 31, 2001 as compared to net income of $900,000, or $0.53 per diluted share in the corresponding quarter ended December 31, 2000.

     The earnings increase for the December 31, 2001 quarter was in part due to a $58,000 increase in net interest and dividend income compared to the corresponding quarter ended December 31, 2000.

FINANCIAL CONDITION:
-------------------

     The following is a discussion of the major changes and trends in financial condition from the end of the preceding fiscal year, March 31, 2001, to December 31, 2001.

     Total assets decreased from $449.3 million at March 31, 2001 to $432.8 million at December 31, 2001 primarily as a result of net loan payoffs and amortization. Funds generated from the reduction in loans were used to fund planned deposit outflows.

     The Company's loan balance declined by $17.2 million or 5.0% as a result of a higher level of amortization and payoffs than originations, as the Company made a decision to slow down long-term fixed-rate residential loan originations earlier in the fiscal year. Loan originations amounted to $73.9 million. Loan amortization and pay-offs amounted to $91.0 million. The Company's investment portfolio decreased by $1.1 million, primarily as a result of a decrease in short-term investments offset by an increase in investment securities.

     Deposits decreased during the period by $25.1 million primarily due to a decrease in term deposit certificates, offset by increases in savings and transaction accounts.

     Advances from Federal Home Loan Bank of Boston increased during the period by $8.2 million primarily to offset deposit outflows.

     During the period, the Company continued its fourth common stock buyback program. An additional 62,968 shares were purchased during the period at an average price of $23.01. At December 31, 2001, 16,490 shares remained authorized to be repurchased under that program. The shares repurchased since the first buyback program was adopted in April 1999 total 348,804 at an average cost of $19.12 per share, representing 17.71% of the common stock issued and outstanding prior to the adoption of the first buyback program.

NON-PERFORMING ASSETS:
---------------------

     The Company had one non-accruing loan totaling $143,000 at December 31, 2001. Interest income not recognized on this non-accruing loan amounted to $5,000 for the first nine months of fiscal 2002.

     The following table sets forth information with respect to the Company's non-performing assets for the dates indicated:

                                                        Dec. 31,    March 31,     Dec. 31,
                                                          2001        2001         2000
                                                        --------    ---------     --------
                                                               (Dollars in thousands)
Loans accounted for on a
    non-accrual basis, (non-accruing loans)              $  143       $  --         $  16
Impaired loans, accruing                                     --          --            --
Non-accruing loans as a percentage of
  total loans                                              0.04%       0.00%         0.00%
Non-accruing loans as a percentage of
  total assets                                             0.03%       0.00%         0.00%


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001, AND 2000:
---------------------

     Net income for the three months ended December 31, 2001, and 2000, amounted to $949,000 or $0.57 per diluted share and $900,000 or $0.53 per diluted share, respectively.

     Interest income from the Company's loan portfolio decreased $1,127,000 in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001. This decrease was primarily the result of a $28.4 million decrease in the average loan balance combined with a 71 basis point decrease in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $57,000 during the third quarter of fiscal 2002 when compared to the same fiscal 2001 period. The yield on these assets decreased by 123 basis points while the average balance increased by $18.6 million during the fiscal 2002 quarter.

     Average earning assets decreased by $9.8 million while the rate earned on these assets decreased 86 basis points to 6.88% during the third quarter of fiscal 2002 when compared to the third quarter of fiscal 2001.

     The Company's cost of deposits decreased by $846,000 during the third quarter of fiscal 2002 when compared to the same fiscal 2001 quarter. The rate paid on deposits decreased 120 basis points from 3.81% during the quarter ended December 31, 2000 to 2.61% during the quarter ended December 31, 2001. The average balance of these deposits decreased $4.9 million to $267.0 million during the third quarter of fiscal 2002 from $271.9 million during the fiscal 2001 third quarter.

     The average balance of borrowed funds decreased by $6.1 million to $112.0 million in the fiscal 2002 third quarter compared to $118.1 million in the same fiscal 2001 quarter. The rate paid on borrowings decreased by 66 basis points in the fiscal 2002 quarter to 5.72% from 6.38% in the fiscal 2001 quarter. The combined effect of these changes resulted in an decrease of $282,000 in interest expense on borrowings to $1.6 million in the third quarter of fiscal 2002 compared to $1.9 million in fiscal 2001's third quarter.

     The average balance of interest-bearing liabilities decreased $11.0 million while the rates paid on these liabilities decreased by 106 basis points during the quarter ended December 31, 2001 when compared to the same period one year ago.

     These developments resulted in a $1,070,000 decrease in interest and dividend income and a decrease of $1,128,000 in interest expense. The combination resulted in a $58,000 increase in net interest and dividend income from the fiscal 2001 quarter to the fiscal 2002 quarter.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Due to the Bank's stable and relatively high level of asset quality, and, consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the third quarter of fiscal 2002 or fiscal 2001.

     Non-interest income decreased by $200,000 to $244,000 in the third quarter of fiscal 2002 from $444,000 in the third fiscal 2001 quarter. The Company recorded $16,000 and $275,000 in net gains from sales of investment securities during the third quarter of fiscal 2002 and fiscal 2001, respectively. Service charges on deposit accounts increased by $18,000 to $136,000 during fiscal 2002 and other income, including fees from non deposit investment products, increased by $41,000 to $92,000 in fiscal 2002.

     Operating expenses decreased $218,000 in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001. The decrease is primarily attributable to a decrease of $183,000 in salaries and employee benefits and a decrease in advertising costs of $81,000, offset by an increase in professional fees of $90,000. Operating expenses in the third fiscal 2001 quarter were impacted by a one-time expenditure relating to the settlement of a severance claim. Absent this expenditure, operating expenses would have increased from last year.

     The provision for Federal and state income taxes amounted to $536,000 and $509,000 during the third quarter of fiscal 2002 and fiscal 2001, respectively. The increased expense relates primarily to the increased level of pre-tax income.

RESULTS OF OPERATIONS - NINE MONTHS ENDED DECEMBER 31, 2001, AND 2000:
--------------------

     Net income for the nine months ended December 31, 2001, and 2000, amounted to $2.0 million or $1.22 per diluted share and $2.5 million or $1.46 per diluted share, respectively.

     Interest income from the Company's loan portfolio decreased $1,651,000 for the nine months ended December 31, 2001. This decrease was the result of a $12.3 million decrease in the average loan balance in addition to a 38 basis point decrease in average rates earned on these loans.

     Income from the Company's investment portfolio (which includes income on short term investments, investment securities, mortgage-backed securities, FHLB stock and The Co-operative Central Bank Reserve Fund) increased by $370,000 during the nine months ended December 31, 2001 when compared to the same fiscal 2001 period. The yield on these assets decreased by 126 basis points while the average balance increased by $25.3 million during the nine months ended December 31, 2001.

     Average earning assets increased by $13.0 million while the rate earned on these assets decreased 64 basis points to 6.90% during the nine months ended December 31, 2001 when compared to the same period of fiscal 2001.

     The Company's cost of deposits decreased by $851,000 during the nine months ended December 31, 2001 when compared to the same fiscal 2001 period. The rate paid on deposits decreased 53 basis points from 3.68% during the nine months ended December 31, 2000 to 3.15% during the nine months ended December 31, 2001. The average balance of these deposits increased $9.3 million to $277.8 million during the nine months ended December 31, 2001 from $268.5 million during the fiscal 2001 nine month period.

     The average balance of borrowed funds increased by $3.8 million to $114.6 million in the nine months ended December 31, 2001 compared to $110.8 million in the same period in fiscal 2001. The rate paid on borrowings decreased by 42 basis points in the fiscal 2002 period to 5.78% from 6.20% in the same nine month period in fiscal 2001. The combined effect of these changes resulted in an decrease of $184,000 in interest expense on borrowings to $5.0 million in the nine months ended December 31, 2001 compared to $5.2 million for the nine months ended December 31, 2000.

     The average balance of total interest-bearing liabilities increased $13.1 million while the rates paid on these liabilities decreased by 50 basis points during the nine months ended December 31, 2001 when compared to the same period one year ago.

     These developments resulted in a $1,281,000 decrease in interest and dividend income and a decrease of $1,035,000 in interest expense. The combination resulted in a $246,000 decrease in net interest and dividend income from the nine months ended December 31, 2000 to the same period in fiscal 2002.

     The provision for loan losses is made to maintain the allowance for loan losses at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio. Consistent with the current evaluation of the loan portfolio, the Company did not make any provision for the nine months ended December 31, 2001 or 2000.

     Non-interest income decreased by $145,000 to $991,000 in the nine months ended December 31, 2001 from $1,136,000 in the same period in fiscal 2001. The Company recorded $339,000 and $651,000 in net gains from sales of investment securities during the nine months ended December 31, 2001 and 2000, respectively.

     Operating expenses increased $384,000 in the nine months ended December 31, 2001 compared to the same period of fiscal 2001. This increase is primarily attributable to an increase of $237,000 in salaries and employee benefits, an increase of $204,000 in data processing service fees and an increase in professional fees of $131,000 as a result of added personnel to market the company's new non-deposit investment products and to originate and monitor its lending activities, a new computer processing system and increased legal and consulting fees, offset by a reduction in advertising expense of $213,000.

     The provision for Federal and state income taxes amounted to $1,166,000 and $1,442,000 during the nine months ended December 31, 2001 and 2000, respectively. The decreased expense relates primarily to the decreased level of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits and advances from The Federal Home Loan Bank (FHLB) of Boston. The Company is a voluntary member of the FHLB of Boston and as such is generally entitled to borrow. Cash from these liquidity sources is used to fund loan originations, security investments, deposit maturities and repayment of FHLB of Boston advances. The Company's capital to assets ratio was 8.99% on December 31, 2001, which exceeded regulatory requirements.

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

     SFAS 142 requires that upon adoption of the Statement, any goodwill recorded on an entity's balance sheet would no longer be amortized. This would include existing goodwill (i.e., recorded goodwill at the date the statements are issued), as well as goodwill arising subsequent to the effective date of the Statement. Goodwill will not be amortized but will be reviewed for impairment periodically or upon the occurrence of certain triggering events. This Statement is effective for fiscal years beginning after December 15, 2001 which for the Company will commence on April 1, 2002. At December 31, 2001, the Company had $2.3 million of goodwill on its balance sheet that was being amortized at a rate of $288,000 annually.

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

     Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on actual cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 150 basis points downward in the first year of the model.

     The following table indicates the estimated exposure as a percentage of estimated net interest income for the next twelve and twenty-four month periods:

                                                                       PERCENTAGE CHANGES IN ESTIMATED
                                                                           NET INTEREST INCOME OVER
                                                                       -------------------------------
                                                                          12 MONTHS          24 MONTHS

                  300 basis point increase in rates....................    (3.7)%              (3.6)%

                  150 basis point decrease in rates....................    (0.4)%              (2.5)%


     Based on the scenario above, net interest income of the Company would be adversely affected by either a 300 basis point increase or a 150 basis point decrease in rates in both the twelve and twenty-four month periods.

     For a complete discussion of interest rate sensitivity and liquidity, see the Corporation's Annual Report on Form 10-K for the year ended March 31, 2001.

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



Item 1.   Legal Proceedings
                  Not Applicable

Item 2.     Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3.     Defaults upon Senior Securities
                  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders
                  None

Item 5.     Other Information
                  The Registrant's 2002 Annual Meeting of Stockholders will be held on September 30, 2002. The deadline for submission of shareholder proposals for inclusion in the proxy statement and form of proxy for the 2002 Annual Meeting will be April 19, 2002. The date after which notice of a shareholder proposal submitted outside the process of Rule 14a-8 will be considered untimely under the Company's Articles of Organization will be September 1, 2002.

Item 6.     Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                                   None

                  (b)      Reports on Form 8-K
                           During the quarter ended December 31, 2001, the Registrant filed the following Current Reports on Form 8-K:

                           Date             Items Reported
                           -------------------------------
                           10/11/01 Item  5 -- The Registrant reported that its
                                               Board of Directors had declared
                                               a dividend payable October 24,
                                               2001 of one right per share of
                                               Common Stock outstanding on
                                               October 24, 2001. The terms of
                                               the rights are governed by a
                                               Shareholder Rights Agreement
                                               dated October 11, 2001 between
                                               the Registrant and EquiServe
                                               Trust Company, N.A.

                           10/30/01 Item  5 -- The Registrant reported that it
                                               had issued a  letter responding
                                               to  certain  statements  made by
                                               the PL Capital - Archimedes
                                               Overseas,  Ltd. Group.

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


 02/14/02                                  /s/ John D. Doherty
 --------                                  -------------------
   Date                                    John D. Doherty
                                           President and Chief Executive Officer




 02/14/02                                  /s/ Paul S. Feeley
---------                                  ------------------
   Date                                    Paul S. Feeley
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer