Form 10-K
period 2002-03-31
CENTRAL BANCORP INC /MA/
filed 2002-06-28
CIK 1076394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________


                           Commission File No. 0-25251

                              CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           MASSACHUSETTS                                         04-3447594
 -------------------------------                              ----------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                           02144
----------------------------------------------                        ----------
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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $25.5 million based on the closing sales price of the registrant's common stock as reported on the Nasdaq National MarketSM on June 21, 2002 ($30.00 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     As of June 21, 2002, there were issued and outstanding 1,632,789 shares of the registrant's common stock, par value $1.00 per share (of which 781,028 shares were deemed held by affiliates).

                       DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              CENTRAL BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page
                                                                            ----
Item 1.    Business........................................................... 3
Item 2.    Properties.........................................................19
Item 3.    Legal Proceedings..................................................20
Item 4.    Submission of Matters to a Vote of Security Holders................20


                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related
                Stockholder Matters ..........................................21
Item 6.    Selected Financial Data............................................22
Item 7.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........28
Item 8.    Financial Statements and Supplementary Data........................29
Item 9.    Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure......................................54


                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.................54
Item 11.   Executive Compensation.............................................54
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters...............................54
Item 13.   Certain Relationships and Related Transactions.....................55


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...55

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

GENERAL

     THE COMPANY. Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, was organized by Central Co-operative Bank (the "Bank") on September 30, 1998, to acquire all of the capital stock of the Bank as part of its reorganization into the holding company form of ownership, which was completed on January 8, 1999. As the successor to the Bank, the Company's common stock, par value $1.00 per share (the "Common Stock"), became registered under the Securities Exchange Act of 1934. The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company has no significant assets other than the common stock of the Bank, a loan to the Bank's Employee Stock Ownership Plan ("ESOP") and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.

     THE BANK. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including home improvement and secured and unsecured personal loans, and commercial and industrial loans. The Bank also maintains an investment portfolio of various types of debt securities, including mortgage-backed securities, and a limited amount of equity securities. In fiscal 2002, the Bank began to offer investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.

     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through eight full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts as well as over the Internet. Each branch office also has a 24-hour automated teller machine ("ATM"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston and its deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The Company's and Bank's main office is located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.

     The operations of the Bank and savings institutions are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government, and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the "Commissioner"), the Federal Reserve Board and the FDIC.

MARKET AREA

     All of the Bank's offices are located in the northwestern suburbs of Boston, which are its principal market area for deposits. The majority of the properties securing the Bank's loans are located in Middlesex County. The Bank's market area consists of established suburban areas and includes portions of the Route 128 high-technology corridor.

COMPETITION

     The Bank's competition for savings deposits has historically come from other co-operative banks, savings banks, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. With the advent of interstate banking the Bank also faces competition from out-of-state banking organizations. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition from other financial intermediaries for deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, Internet banking, preauthorized payment and withdrawal systems, tax-deferred retirement programs, and other miscellaneous services such as money orders, travelers' checks and safe deposit boxes. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

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

     Bank regulation is undergoing significant change with an increased number of bank mergers and acquisitions, changes in the products and services banks can offer, and involvement in non-banking activities by bank holding companies.
Recent  legislation  and  regulations  have  expanded  the  activities  in which depository institutions may engage and reduced or eliminated some of the competitive advantages which thrift institutions formerly held over commercial banks, such as interest rate differentials which permitted thrift institutions to offer a higher rate of interest to attract deposits. The ability of the Bank to successfully compete will depend upon how successfully it can respond to the rapidly evolving competitive, regulatory, technological and demographic developments affecting its operations.

LENDING ACTIVITIES

     The Bank offers residential mortgage and home equity loans, commercial real estate loans, construction loans, commercial and industrial loans, personal, home improvement, and various other types of consumer loans. For the year ended March 31, 2002, the Bank originated loans totaling $157.9 million, including $53.3 million of purchased loans. Of the total loans originated during fiscal 2002, $113.1 million, or 71.6%, were residential mortgage loans and $33.3 million, or 21.1%, were commercial mortgage loans. No loans were sold during fiscal 2002, 2001 and 2000 in the secondary market; however, the Bank may sell a portion of its residential mortgage loan originations in the future. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk. The Bank's net loan portfolio increased by $25.7 million, or 7.5%, to $368.4 million at March 31, 2002 from $342.7 million at March 31, 2001. The increase occurred, despite the continuing high level of loan refinancing activity due to an increase in originations of commercial real estate loans and construction loans, and the purchase of residential mortgage loans.

     LOAN PORTFOLIO COMPOSITION. The following table summarizes the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.


                                                                               At March 31,
                                       -----------------------------------------------------------------------------------------
                                               2002           2001               2000                1999              1998
                                       ---------------  ----------------   -----------------  ----------------  ----------------
                                        Amount     %     Amount      %      Amount        %      Amount     %      Amount      %
                                       --------  -----  --------   -----   ---------   -----  ---------  -----  ---------  -----
                                                                     (Dollars in thousands)
 Mortgage loans:
  Residential.......................   $246,045   66.2% $248,459    71.9%   $243,570    76.1%  $212,659   75.9%  $207,909   73.8%
  Commercial........................     87,013   23.4    69,949    20.2      54,228    16.9     48,756   17.4     52,491   18.6
  Construction......................     20,998    5.6     9,152     2.6       9,765     3.1      5,269    1.9      8,256    2.9
  Second mortgage and home equity...      9,154    2.5    10,977     3.2       7,403     2.3      7,462    2.7      8,369    3.0
                                       --------  -----  --------   -----    --------   -----   --------  -----  ---------  -----
    Total mortgage loans............    363,210   97.7   338,537    97.9     314,966    98.4    274,146   97.8    277,025   98.3
                                       --------  -----  --------   -----    --------   -----   --------  -----  ---------  -----

Other loans:
  Commercial and industrial.........      6,901    1.9     4,979     1.4       3,349     1.1      4,391    1.6      2,530    0.9
  Consumer..........................      1,596    0.4     2,277     0.7       1,698     0.5      1,809    0.6      2,169    0.8
                                       --------  -----  --------   -----    --------   -----   --------  -----  ---------  -----
    Total other loans...............      8,497    2.3     7,256     2.1       5,047     1.6      6,200    2.2      4,699    1.7
                                       --------  -----  --------   -----    --------   -----   --------  -----  ---------  -----
    Total loans.....................    371,707  100.0%  345,793   100.0%    320,013   100.0%   280,346  100.0%   281,724  100.0%
                                                 =====             =====               =====             =====             =====

Less:
  Allowance for loan losses.........      3,292            3,106               2,993              2,913             2,886
                                       --------         --------            --------           --------          --------
    Loans, net......................   $368,415         $342,687            $317,020           $277,433          $278,838
                                       ========         ========            ========           ========          ========

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain maturity information as of March 31, 2002 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.


                                                 DUE AFTER
                                    DUE WITHIN  ONE THROUGH   DUE AFTER
                                     ONE YEAR   FIVE YEARS   FIVE YEARS   TOTAL
                                     --------   ----------   ----------   -----
                                                  (IN THOUSANDS)

Construction loans ...............   $19,157     $ 1,464     $   377     $20,998
Commercial and industrial loans...     5,472         867         562       6,901
                                     -------     -------     -------     -------
     Total .......................   $24,629     $ 2,331     $   939     $27,899
                                     =======     =======     =======     =======

     Of construction loans and commercial and industrial loans maturing more than one year after March 31, 2002, $2.3 million have fixed rates and $1.0 million, have floating or variable rates.

     RESIDENTIAL LENDING. The Bank's residential mortgage loans at March 31, 2002 totaled $246.0 million, or 66.2%, of the total loan portfolio. Fixed-rate residential mortgages totaled $142.2 million, or 57.8%, of the residential loan portfolio and adjustable rate loans totaled $103.8 million, or 42.2%, of the residential loan portfolio.

     The Bank's adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively but generally avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to five years, as its primary index. The margin at which adjustable-rate loans are generally set is
2.875 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.

     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 80% of appraised value. The Bank generally requires private mortgage insurance for loans in excess of 80% of appraised value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on non-owner occupied residential properties is 80%.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates permanent and construction loans on commercial real estate. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years. As of March 31, 2002, commercial real estate loans totaled $87.0 million and constituted 23.4% of the total loan portfolio.

     Commercial real estate loans may be made for up to 80% of the appraised value of the property up to $5.0 million, the Bank's "house lending limit" for an individual borrower. Commercial real estate loans currently offered by the Bank have terms of one to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank's interest, where applicable. In some cases, commercial real estate loans were granted in participation with other lenders.

     The Bank's construction loans totaled $21.0 million, or 5.6%, of the Bank's loan portfolio at March 31, 2002. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.

     The Bank also originates loans for the construction of single-family homes for resale by professional builders. The Bank also lends to individuals for construction of one- to four-family homes which they intend to occupy. Borrowers are required to have a firm contract with a qualified builder or developer or to have demonstrated prior home building experience. Construction loans are normally made for a term of not more than eighteen months and based on a completed value of not more than 80%, as determined by an independent certified and licensed appraiser.

     The growth in commercial real estate loans and construction loans in fiscal 2002, which aggregated $28.9 million, or 36.5%, is attributable to the addition of experienced commercial lenders and expansion of the credit administration function during the past year.

     SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank offers home equity lines of credit that are secured by the borrower's equity in their primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the Prime Rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding, and amortizing second mortgages totaled $9.2 million, or 2.5%, of the Bank's loan portfolio at March 31, 2002.

     COMMERCIAL AND INDUSTRIAL, CONSUMER AND OTHER LOANS. The Bank's commercial and industrial, consumer and other loans totaled $8.5 million, or 2.3%, of the total loan portfolio on March 31, 2002. The Bank's commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.

     RISKS OF COMMERCIAL REAL ESTATE, CONSTRUCTION AND COMMERCIAL AND INDUSTRIAL LENDING. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see " -- Non-Performing Assets."

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

     LOAN SOLICITATION AND PROCESSING. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers, third party originators and builders. Commercial real estate loans are originated by the Bank's team of five commercial loan officers. Consumer loans result from walk-in customers and depositors.

     Each loan originated by the Bank is underwritten by lending personnel of the Bank or qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank's Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified and licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

     NON-PERFORMING ASSETS. The Bank notifies a borrower of a delinquency when any payment becomes 15 days past due. Repeated contacts are made if the loan remains delinquent for 30 days or more. The Bank will consider working out a payment schedule with a borrower to clear a delinquency, if necessary. If, however, a borrower is unwilling or unable to resolve such a default after 60 days, the Bank will generally proceed to foreclose and liquidate the property to satisfy the debt.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                              AT MARCH 31,
                                              ----------------------------------------------
                                                2002       2001      2000     1999     1998
                                              --------   --------   ------   ------   ------
                                                            (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis,
   non-performing loans ...................   $     --   $     --   $  235   $  419   $  357
Restructured loans ........................         --         --       --       --       --
Real estate acquired by foreclosure .......         --         --       --       --       --
                                              --------   --------   ------   ------   ------

   Non-performing assets ..................   $     --   $     --   $  235   $  419   $  357
                                              ========   ========   ======   ======   ======

Impaired loans, accruing ..................   $     --   $     --   $   --   $   --   $1,306

Non-performing loans to total loans........       0.00%      0.00%    0.07%    0.15%    0.13%

Non-performing assets to total assets......       0.00%      0.00%    0.06%    0.12%    0.09%


     At March 31, 2002, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

     The following table presents activity in the allowance for loan losses during the years indicated.

                                                                      YEARS ENDED MARCH 31,
                                            -------------------------------------------------------------
                                               2002         2001        2000         1999         1998
                                            ---------    ---------    ---------    ---------    ---------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year ............   $   3,106    $   2,993    $   2,913    $   2,886    $   2,900
                                            ---------    ---------    ---------    ---------    ---------

Charge-offs:
  Residential mortgage ..................          --           --           --          (88)          --
  Commercial mortgage ...................          --           --           --           --          (83)
  Other loans ...........................          (4)          (4)          (9)         (11)         (14)
                                            ---------    ---------    ---------    ---------    ---------
    Total charge-offs ...................          (4)          (4)          (9)         (99)         (97)
                                            ---------    ---------    ---------    ---------    ---------

Recoveries:
  Residential mortgage ..................          80           60            9           78           16
  Commercial mortgage ...................         103           48           36           36           46
  Other loans ...........................           7            9           44           12           21
                                            ---------    ---------    ---------    ---------    ---------
    Total recoveries ....................         190          117           89          126           83
                                            ---------    ---------    ---------    ---------    ---------

Net recoveries (charge-offs) ............         186          113           80           27          (14)
Provision ...............................          --           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
Balance at end of year ..................   $   3,292    $   3,106    $   2,993    $   2,913    $   2,886
                                            =========    =========    =========    =========    =========

Average loans outstanding during
  the year ..............................   $ 335,271    $ 341,732    $ 300,089    $ 287,513    $ 250,329
Ratio of net charge-offs to average
  loans..................................          na           na           na           na         0.01%
Total loans outstanding at end of year...  $  371,707    $ 345,793   $  320,013   $  280,346   $  281,724
Ratio of allowance for loan
  losses to loans at end of year.........        0.89%        0.90%        0.94%        1.04%        1.02%

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.


                                                    AT MARCH  31,
                             -------------------------------------------------------------
                                    2002                 2001                2000
                             -------------------  -------------------  -------------------
                                         % OF                 % OF                % OF
                                       LOANS TO             LOANS TO            LOANS TO
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------  ------  -----------
                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage.....  $  636      66.2%    $1,637      71.9%    $1,333     76.1%
  Commercial mortgage......   1,956      23.4      1,058      20.2      1,202     16.9
  Construction.............     462       5.6        169       2.6        198      3.1
  Second mortgage and
    home equity............      98       2.5        163       3.2        178      2.3
                             ------     -----     ------     -----     ------    -----
    Total mortgage loans...   3,152      97.7      3,027      97.9      2,911     98.4
Other loans................     140       2.3         79       2.1         82      1.6
                             ------     -----     ------     -----     ------    -----
    Total..................  $3,292     100.0%    $3,106     100.0%    $2,993    100.0%
                             ======     =====     ======     =====     ======    =====

                                           AT MARCH  31,
                             ----------------------------------------
                                    1999                 1998
                             -------------------  -------------------
                                         % OF                 % OF
                                       LOANS TO             LOANS TO
                             AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS
                             ------  -----------  ------  -----------
                                     (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage...... $1,120      75.9%    $1,104      73.8%
  Commercial mortgage.......  1,556      17.4      1,578      18.6
  Construction..............     92       1.9        105       2.9
  Second mortgage and
    home equity.............     58       2.7         48       3.0
                             ------     -----     ------     -----
    Total mortgage loans....  2,826      97.8      2,835      98.3
Other loans.................     87       2.2         51       1.7
                             ------     -----     ------     -----
    Total................... $2,913     100.0%    $2,886     100.0%
                             ======     =====     ======     =====


INVESTMENT ACTIVITIES

     The primary objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. As a Massachusetts-chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, marketable equity securities. The Bank's investment in marketable equity securities is generally limited to large, well known corporations whose shares are actively traded. The size of the Bank's holdings in an individual company's stock is also limited by policy. A portion of the Bank's investment portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC"), and the Government National Mortgage Association ("GNMA") as well as collateralized mortgage obligations ("CMOs") issued primarily by FNMA and FHLMC.

     The Bank's investment policy requires that corporate debt securities be rated as "investment grade" at the time of purchase. Subsequent to March 31, 2002, a corporate bond in the investment portfolio was downgraded in credit rating below investment grade. This bond had a carrying value of $370,000 at year end (74% of par value) and $343,000 at May 31, 2002.

     Investments are classified as either held to maturity, available for sale or trading. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Securities held to maturity are carried at amortized cost. At March 31, 2002, all of the Bank's marketable investments were classified as available for sale.


     The following table sets forth a summary of the Bank's investment securities, as well as the percentage such investments comprise of the Bank's total assets, at the dates indicated.

                                                  AT MARCH 31,
                                          ---------------------------
                                            2002     2001      2000
                                          -------   -------   -------
                                             (DOLLARS IN THOUSANDS)

U. S. Government and agency
  obligations .........................   $13,996   $19,051   $22,953
Corporate bonds .......................    38,568     5,245     2,037
Mortgage-backed securities ............    18,340    19,314    23,308
Marketable equity securities ..........     2,980     5,778     5,216
                                          -------   -------   -------
    Total investment securities .......   $73,884   $49,388   $53,514
                                          =======   =======   =======

    Percentage of total assets.........      15.8%     11.0%     13.1%
                                             ====      ====      ====

     At March 31, 2002, the Bank owned securities issued by several companies having a book value that exceeded 10% of the Company's stockholders' equity. Such securities consisted primarily of debt obligations. The following table summarizes the aggregate book and market value of the Bank's holdings of each issuer.

         ISSUER                     BOOK VALUE                 MARKET VALUE
         ------                     ----------                 ------------
                                             (DOLLARS IN THOUSANDS)

         AT&T                       $   5,318.5                $   5,123.6
         Ford Motor Credit              5,108.0                    4,982.0
         GMAC                           5,092.3                    5,067.4
         Boeing Capital Corp.           5,043.7                    4,958.4
         Hewlett Packard                5,005.7                    4,916.1
         DaimlerChrysler                4,630.2                    4,594.4


     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's debt securities at March 31, 2002.

                             ONE YEAR OR LESS    ONE TO FIVE YEARS   FIVE TO TEN YEARS   MORE THAN TEN YEARS
                             ----------------    -----------------   -----------------   -------------------
                             AMORTIZED AVERAGE   AMORTIZED AVERAGE   AMORTIZED AVERAGE    AMORTIZED  AVERAGE
                               COST     YIELD     COST      YIELD     COST    YIELD         COST     YIELD
                               ----     -----     ----      -----     ----    -----         ----     -----
                                                                             (DOLLARS IN THOUSANDS)
U.S. government and agency
   securities................ $  --       -- %   $ 1,999    5.50%    $11,996   5.81%      $    --        -- %
Corporate bonds..............    --       --      39,012    6.15          --     --            --        --
Mortgage-backed securities...   259     6.70       1,521    6.85       1,281   7.76        15,316      6.92
                              -----              -------             -------              --------
   Total..................... $ 259     6.70     $42,532    6.14     $13,277   6.00       $15,316      6.92
                              =====              =======             =======              ========


                             TOTAL INVESTMENT PORTFOLIO
                             --------------------------
                              AMORTIZED MARKET   AVERAGE
                                COST     VALUE    YIELD
                                ----     -----    -----
                                (DOLLARS IN THOUSANDS)
U.S. government and agency
   securities................  $13,995   $13,996   5.77%
Corporate bonds..............   39,012    38,568   6.15
Mortgage-backed securities...   18,377    18,340   6.97
                               -------   -------
   Total.....................  $71,384   $70,904   6.29
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

     During fiscal 2002, management sought to increase its core deposit base i.e., noncertificate accounts, in order to partially fund the Bank's increased lending activity. To assist in that effort, the Bank developed and began to offer its Community Package Account, consisting of a group of deposit accounts and an ATM/debit card with no monthly fees.

     DEPOSIT ACCOUNTS. The following table shows the distribution of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                                          YEARS ENDED MARCH  31,
                                        -------------------------------------------------------------------------------------
                                                    2002                            2001                      2000
                                        -------------------------     --------------------------  ---------------------------
                                                          AVERAGE                        AVERAGE                      AVERAGE
                                        AVERAGE   % OF     RATE       AVERAGE   % OF      RATE    AVERAGE     % OF     RATE
                                        BALANCE  DEPOSITS  PAID       BALANCE  DEPOSITS   PAID    BALANCE   DEPOSITS   PAID
                                        -------  -------- -------     -------  --------  -------  -------   --------  -------
                                                                         (DOLLARS IN THOUSANDS)
Demand deposit accounts.............  $  24,535     9.0%      --%    $  20,382    7.5%       --%  $ 18,742     7.3%       --%
NOW accounts........................     36,177    13.2     1.12        32,312   12.0      1.29     30,885    12.0      1.19
Regular, club and 90-day
  notice accounts...................     67,322    24.7     1.32        62,018   22.9      2.03     61,424    23.8      2.05
Money market deposit accounts.......     16,869     6.2     1.75        17,200    6.4      2.22     21,417     8.3      2.22
Term deposit certificates...........    127,906    46.9     5.13       138,223   51.2      5.81    125,068    48.6      5.16
                                      ---------   -----              ---------  -----             --------   -----

    Total deposits..................  $ 272,809   100.0%    2.98%    $ 270,135  100.0%     3.73%  $257,536   100.0%     3.32%
                                      =========   =====              =========  =====             ========   =====

     TIME DEPOSITS IN EXCESS OF $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 2002 (in thousands).


        Maturity Period:
           Three months or less.................................. $  10,680
           Three through six months..............................     6,824
           Six through twelve months.............................     6,947
           Over twelve months....................................     2,782
                                                                  ---------
                 Total........................................... $  27,233
                                                                  =========

     BORROWINGS. From time to time the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and all the Bank's stock in the FHLB of Boston. At March 31, 2002, the Bank had advances outstanding from the FHLB of Boston of $164.0 million. Funds from these advances were used to fund the Bank's growth in loans and investments. Additional sources of funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve System.

     The following table sets forth certain information regarding borrowings from the FHLB of Boston at the dates and for the periods indicated.

                                                                                 AT OR FOR THE
                                                                               YEARS ENDED MARCH 31,
                                                                 ------------------------------------------------
                                                                    2002               2001               2000
                                                                 ----------         ----------         ----------
                                                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.........................   $ 164,000           $ 121,000          $111,000
Weighted average rate at end of period.......................        4.39%               5.84%             5.66%
Maximum amount of borrowings outstanding
  at any month end...........................................   $ 164,000           $ 121,000          $113,000
Approximate average amounts outstanding......................   $ 124,680           $ 111,980          $ 80,907
Approximate weighted average rate during the year............        5.41%               6.18%             5.56%



SUBSIDIARY ACTIVITIES

     In July 1999, the Bank established Central Preferred Capital Corporation ("CPCC"), a Massachusetts corporation which has elected to be taxed as a real estate investment trust ("REIT") for federal and Massachusetts tax purposes. CPCC holds mortgage loans which were previously originated by the Bank.

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

     ACTIVITIES. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Effective with the enactment of the Gramm-Leach-Bliley Act (the "G-L-B Act") on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory
Community Reinvestment Act ("CRA") records can elect to become "financial holding companies" which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

     ACQUISITIONS. Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Satisfactory financial condition, particularly with regard to capital adequacy, and satisfactory CRA ratings generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

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

     Under Massachusetts banking law, prior approval of the Massachusetts Division of Banks is also required before any person may acquire control of a Massachusetts bank or bank holding company. Massachusetts law generally prohibits a bank holding company from acquiring control of an additional bank if the bank to be acquired has been in existence for less than three years or, if after such acquisition, the bank holding company would control more than 30% of the FDIC-insured deposits in the Commonwealth of Massachusetts.

     CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation and Supervision of the Bank -- Capital Requirements."

     DIVIDENDS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation and Supervision of the Bank -- Prompt Corrective Regulatory Action."

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

REGULATION AND SUPERVISION OF THE BANK

     GENERAL. The Bank is subject to extensive regulation by the Commissioner and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Commissioner and FDIC periodically examine the Bank for compliance with these requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points with a minimum leverage capital requirement of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and non-mortgage servicing assets, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.

     In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8% of which at least four percentage points must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pretax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighting system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     At March 31, 2002, the Bank's ratio of Tier 1 capital to average assets was 7.61%, its ratio of Tier 1 capital to risk-weighted assets was 11.28% and its ratio of total risk-based capital to risk-weighted assets was 12.35%.

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

     DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC for insurance of its deposits by the BIF based on a percentage of its insured deposits. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF. In the event the BIF should fail to meet the statutory reserve ratio, the FDIC would be required to set semi-annual assessments for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio in not more than 15 years.

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

     The FDIC has adopted an assessment schedule for BIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At March 31, 2002, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, BIF-insured institutions were required to pay FICO assessments at one-fifth the rate at which Savings Association Insurance Fund ("SAIF") members were assessed. After December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

     The FDIC has announced that the BIF reserve ratio had fallen below 1.25% as of March 31, 2002. The FDIC has further indicated that in the event the BIF reserve ratio is expected to remain below the designated reserve ratio when the FDIC establishes the assessment rate for the first half of 2003 this fall, it will require BIF-insured banks to begin paying a premium for deposit insurance.

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

     LOANS TO EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder together with all other outstanding loans to such person and affiliated interests generally may not exceed 15% of the bank's unimpaired capital and surplus and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

EMPLOYEES

     At March 31, 2002, the Bank employed 84 full-time and 36 part-time employees. The Bank's employees are not represented by any collective bargaining agreement. Management of the Bank considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The Bank owns all its offices, except the Burlington and Malden branch offices, and the loan and operations centers located in Somerville. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and/or amortization. At March 31, 2002, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 2002 (dollars in thousands):

                                                                    NET BOOK
                                                      YEAR          VALUE AT
                  OFFICE LOCATION                    OPENED      MARCH 31, 2002
                  ---------------                    ------      --------------

            MAIN OFFICE
            399 Highland Avenue
            Somerville, MA........................    1974          $    248

            BRANCH OFFICES:
            175 Broadway
            Arlington, MA.........................    1982               119

            85 Wilmington Road
            Burlington, MA........................    1978(a)              4

            1192 Boylston Street
            Chestnut Hill (Newton), MA............    1954               144

            137 Pleasant Street
            Malden, MA............................    1975(b)             28

            846 Main Street
            Melrose, MA...........................    1994               170

            275 Main Street
            Woburn, MA............................    1980               465

                                                                    NET BOOK
                                                      YEAR          VALUE AT
                  OFFICE LOCATION                    OPENED      MARCH 31, 2002
                  ---------------                    ------      --------------

            198 Lexington Street
            Woburn, MA............................    1974          $    170

            Operations Center
            17 Inner Belt Road
            Somerville, MA........................    1994 (c)            25


            Loan Center
            401 Highland Avenue...................    2002(d)              2
            Somerville, MA


(a)  The lease for the Burlington branch expires in 2007 with no renewal option.
(b) The lease for the Malden branch expires in 2005 with an option to extend the lease for one ten-year term.
(c)  The lease for the operations center expires in 2004 with no renewal option.
(d) The lease for the loan center expires in 2006 with an option to extend for one three-year term.

     At March 31, 2002, the net book value of the Bank's premises and equipment was $1.8 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Bank has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff seeks damages of $160,000 plus interest of approximately $150,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. The Bank believes that it has meritorious defenses to all such claims and intends to vigorously defend against them.


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

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
--------------------------------------------------------------------------------
MATTERS
-------

     The  Company's  common  stock  is  traded  over-the-counter  on the  Nasdaq
National MarketSM under the symbol "CEBK." At March 31, 2002, there were 1,632,789 shares of the common stock outstanding and approximately 260 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or "street name" through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.

     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2002 and fiscal 2001 as reported by the Nasdaq National MarketSM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2002 and fiscal 2001. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.



COMMON STOCK PRICES                               CASH DIVIDENDS (PAYABLE DATES)

Fiscal 2002           High         Low             Fiscal 2002      Amount
-----------------------------------------------    ------------------------
6/30/01              $ 26.00      $ 17.50           5/18/01        $ 0.10
9/30/01                27.75        21.50           8/17/01          0.10
12/31/01               26.99        21.00          11/16/01          0.10
3/31/02                29.75        25.00           2/15/02          0.10

Fiscal 2001           High         Low             Fiscal 2001      Amount
-----------------------------------------------    ------------------------
6/30/00              $ 17.000     $ 14.250          5/19/00        $ 0.10
9/30/00                20.063       14.625          8/18/00          0.10
12/31/00               18.250       15.500         11/17/00          0.10
3/31/01                19.625       16.750          2/15/01          0.10

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                              AT OR FOR THE YEAR ENDED MARCH 31,
                                                -------------------------------------------------------------
                                                  2002           2001         2000         1999        1998
                                                --------       --------     --------     --------    --------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET
Total assets ..................................   $ 468,219     $ 449,337    $ 409,557    $ 364,696    $ 375,233
Total loans ...................................     371,707       345,793      320,013      280,346      281,724
Investments:
    Available for sale ........................      73,884        49,388       68,316       68,881       73,027
    Held to maturity ..........................          --            --           --           --        4,000
Deposits ......................................     261,907       287,167      258,339      266,463      276,364
Borrowings ....................................     164,000       121,000      111,000       57,000       59,000
Total stockholders' equity ....................      38,954        38,212       37,397       38,742       36,786

Shares outstanding ............................       1,633         1,684        1,810        1,967        1,965

STATEMENTS OF OPERATIONS
Net interest and dividend income ..............   $  14,413     $  13,914    $  13,375    $  11,947    $  11,698
Provision for loan losses .....................          --            --           --           --           --
Net gain (loss) from sale and write-down of
    investment securities .....................        (150)          680        1,013          580        1,051
Other non-interest income .....................         838           608          656          788          763
Total non-interest expenses ...................      10,465        10,330        9,345        8,773        8,471
Income before cumulative effect of
    accounting change .........................       2,860         3,109        3,567        2,682        3,047
Net income ....................................       2,860         3,109        3,333        2,682        3,047
Earnings per common share after cumulative
    effect of accounting change - diluted .....        1.72          1.81         1.77         1.38         1.56

SELECTED RATIOS
Interest rate spread ..........................        2.85%         2.80%        3.11%        2.97%        3.11%
Net yield on interest-earning assets ..........        3.36          3.38         3.64         3.29         3.45
Equity-to-assets ..............................        8.32          8.50         9.13        10.62         9.80
Return on average assets before cumulative
    effect of change in accounting principle...        0.65          0.74         0.94         0.72         0.88
Return on average stockholders' equity
    before cumulative effect of change in
    accounting principle ......................        7.62          8.11         9.49         7.12         8.64
Dividend payout ratio .........................       23.39         22.42        20.67        23.45        20.64

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL

     The operations of the Bank are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Banking Commissioner, the Federal Reserve Board and the FDIC.


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

     The following is a discussion and analysis of the Bank's results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2002 and 2001. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of the Bank's financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

     Management believes the allowance for loan losses policy is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in the Business Section and Notes 1 and 4 to Consolidated Financial Statements for a detailed description of management's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

     The Bank reported net income of $2.9 million or $1.72 per diluted share for fiscal 2002, as compared to $3.1 million, or $1.81 per diluted share for fiscal 2001 and $3.3 million or $1.77 per diluted share after the cumulative effect of a change in accounting principle for fiscal 2000.

     The Bank's earnings decrease for fiscal 2002 compared with fiscal 2001 was primarily due to write-downs of $642 thousand in certain equity securities which had experienced a decline in fair value judged to be other than temporary, partially offset by higher net interest income. The Bank's earnings decrease for fiscal 2001 compared with fiscal 2000 was primarily the result of an increase in operating expenses and a decrease in the net gain on sale of investment securities, partially offset by higher net interest income. The increase in salaries and benefits in 2001 was impacted by a one-time expenditure relating to the settlement of a severance claim. The Bank was able to increase net interest and dividend income during the period despite a fiercely competitive market for loans. The increase in the cost of deposits in fiscal 2001 resulted from management's decision to aggressively price deposits which caused the overall cost of funds to increase.

     INTEREST RATE SPREAD. The Bank's operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows.

     The following table presents average balances,  interest income and expense
and   yields   earned  or  rates  paid  on  all   interest-earning   assets  and
interest-bearing liabilities for the years indicated.

                                                                       YEARS ENDED MARCH 31,
                                    -------------------------------------------------------------------------------------
                                               2002                         2001                         2000
                                    --------------------------   --------------------------   ---------------------------
                                    AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE              YIELD/
                                    BALANCE   INTEREST   COST    BALANCE   INTEREST   COST    BALANCE   INTEREST    COST
                                    -------   --------   ----    -------   --------   ----    -------   --------    ----
                                                                 (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.................   $327,806   $23,799    7.26%    $334,513  $25,613   7.66%   $293,126   $21,806    7.44%
  Other loans....................      7,465       438    5.87        7,219      716   9.92       6,963       599    8.60
                                    --------   -------             --------  -------           --------   -------
      Total loans................    335,271    24,237    7.23      341,732   26,329   7.70     300,089    22,405    7.47
  Short-term investments.........     22,076       866    3.92        7,457      487   6.53       8,197       421    5.14
  Investment securities..........     71,427     4,170    5.84       62,998    4,101   6.51      59,243     3,598    6.07
                                    --------   -------             --------  -------           --------   -------
      Total investments..........     93,503     5,036    5.39       70,455    4,588   6.51      67,440     4,019    5.96
                                    --------   -------             --------  -------           --------   -------
      Total interest-earning
        assets...................    428,774    29,273    6.83      412,187   30,917   7.50     367,529    26,424    7.19
                                               -------                       -------                      -------
Allowance for loan losses .......     (3,234)                        (3,042)                     (2,946)
Non-interest-earning assets......     14,951                         13,676                      14,109
                                    --------                       --------                    --------
      Total  assets..............   $440,491                       $422,821                    $378,692
                                    ========                       ========                    ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Deposits.......................   $248,274     8,119    3.27     $249,753   10,087   4.04    $238,794     8,553    3.58
  Advances from FHLB of Boston...    124,680     6,741    5.41      111,980    6,916   6.18      80,907     4,496    5.56
                                    --------   -------             --------  -------           --------   -------
      Total interest-bearing
          liabilities............    372,954    14,860    3.98      361,733   17,003   4.70     319,701    13,049    4.08
                                               -------                       -------                      -------
Non-interest-bearing deposits....     24,535                         20,382                      18,742
Other liabilities................      4,481                          2,383                       2,658
                                    --------                       --------                    --------
       Total liabilities.........    401,970                        384,498                     341,101
Stockholders' equity.............     38,521                         38,323                      37,591
                                    --------                       --------                    --------
      Total liabilities and
        stockholders' equity.....   $440,491                       $422,821                    $378,692
                                    ========                       ========                    ========

Net interest and dividend
  income.........................              $14,413                       $13,914                      $13,375
                                               =======                       =======                      =======
Interest rate spread.............                         2.85%                        2.80%                         3.11%
                                                          ====                         ====                          ====

Net yield on interest-earning
  assets ........................                         3.36%                        3.38%                         3.64%
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


                                           2002      VS.        2001          2001      VS.        2000
                                         -----------------------------      -----------------------------
                                              CHANGES DUE TO                      CHANGES DUE TO
                                            INCREASE (DECREASE) IN:             INCREASE (DECREASE) IN:
                                         -----------------------------      -----------------------------
                                         VOLUME       RATE       TOTAL      VOLUME      RATE        TOTAL
                                         ------       ----       -----      ------      ----        -----
                                                                    (IN THOUSANDS)
Interest income:
  Mortgage loans.......................  $  (503)    $(1,311)   $ (1,814)   $ 3,148    $   659     $ 3,807
  Other  ..............................       24        (302)       (278)        23         94         117
                                         -------     -------    --------    -------    -------     -------
      Total income from loans..........     (479)     (1,613)     (2,092)     3,171        753       3,924
                                         -------     -------    --------    -------    -------     -------
  Short-term investments...............      639        (260)        379        (41)       107          66
  Investment securities................      516        (447)         69        250        253         503
                                         -------     -------    --------    -------    -------     -------
      Total income from investments....    1,155        (707)        448        209        360         569
                                         -------     -------    --------    -------    -------     -------
      Total interest and dividend
        income ........................      676      (2,320)     (1,644)     3,380      1,113       4,493
                                         -------     -------    --------    -------    -------     -------

Interest expense:
  Deposits.............................      (60)     (1,908)     (1,968)       435      1,099       1,534
  Advances from FHLB of Boston.........      738        (913)       (175)     1,875        545       2,420
                                         -------     -------    --------    -------    -------     -------
      Total interest expense...........      678      (2,821)     (2,143)     2,310      1,644       3,954
                                         -------     -------    --------    -------    -------     -------

Net interest and dividend income.......  $    (2)    $   501    $    499    $ 1,070    $  (531)    $   539
                                         =======     =======    ========    =======    =======     =======


     INTEREST AND DIVIDEND INCOME. The Bank experienced a $1.6 million overall decrease in interest and dividend income for the year ended March 31, 2002 compared to fiscal 2001. Interest income on loans decreased by $2.1 million to $24.2 million due to a $6.5 million decrease in average loan balances and a 47 basis point decline in the average rate earned. During fiscal year 2002, the Bank originated and purchased new loans amounting to $157.9 million, including $84.0 million during the fourth quarter of the year. With declining interest rates, management had decided to slow down the origination of fixed-rate residential loans during the first half of the year. During the second half of the year, the Bank priced its residential loans more competitively which increased origination volume. The Bank has continued to emphasize commercial lending in order to diversify the loan portfolio and improve overall portfolio yield. Additionally, interest and dividend income on investments increased by $448 thousand in fiscal 2002 due primarily to an $23.0 million increase in average total balances of investments partially offset by a 112 basis point decrease in the rate earned on investments. The overall total average balance of interest-earning assets increased by $16.6 million from fiscal 2001 to fiscal 2002, and the average yield on all interest-earning assets decreased by 67 basis points between the two fiscal years.

     The Bank experienced a $4.5 million overall increase in interest and dividend income for the year ended March 31, 2001 compared to fiscal 2000.
Interest income on loans increased by $3.9 million to $26.3 million due to a $41.6 million increase in average loan balances. Total loans increased by $25.8 million from March 31, 2000 to March 31, 2001 and the yield on these loans increased by 23 basis points. The Bank originated new loans amounting to $82.6 million. The increase in the loan portfolio reflects a management decision to increase loan originations in a favorable interest rate environment. As rates declined during the calendar year, management decided to slow down residential lending but continued its emphasis on commercial lending in order to diversify the loan portfolio and improve overall portfolio yield. Additionally, interest and dividend income on investments increased by $569 thousand due primarily to an $3.0 million increase in average total balances of investments and a 58 basis point increase in the rate earned on investments during fiscal 2001. The overall total average balance of interest-earning assets increased by $44.7 million from fiscal 2000 to fiscal 2001, and the average yield on all interest-earning assets increased by 31 basis points between the two fiscal years.

     INTEREST EXPENSE. For fiscal 2002, interest expense on deposits decreased by $2.0 million from $10.1 million in fiscal 2001 to $8.1 million in fiscal 2002. The decrease can be attributed primarily to a 77 basis point reduction in the cost of deposits in fiscal 2002 reflecting the series of reductions in interest rates initiated by the

Federal Reserve Board beginning in January 2001 and the repricing of nearly 70% of certificates of deposit outstanding at March 31, 2001 in fiscal 2002. Interest expense on borrowings decreased $175 thousand as the average balance of borrowings rose to $124.7 million during fiscal 2002 from $112.0 million during fiscal 2001, which was more than offset by a decrease of 77 basis points in the rate paid on these borrowings to 5.41% in fiscal 2002 from 6.18% in fiscal 2001. There was an overall increase in the average balance of interest-bearing liabilities of $11.2 million during fiscal 2002 compared to fiscal 2001.

     For fiscal 2001, interest expense on deposits increased by $1.5 million from $8.6 million in fiscal 2000 to $10.1 million in fiscal 2001. The increase can be attributed primarily to an increase of 46 basis points in the interest rate paid on deposits from 3.58% during fiscal 2000 to 4.04% in fiscal 2001, plus an increase in the average total balance of interest-bearing deposits to $249.8 million during fiscal 2001 from $238.8 million in the prior period. Interest expense on borrowings also increased as the average balance of borrowings rose to $112.0 million during fiscal 2001 from $80.9 million during fiscal 2000, in addition to an increase of 62 basis points in the rate paid on these borrowings to 6.18% in fiscal 2001 from 5.56% in fiscal 2000. Both factors combined to cause a $2.4 million increase in interest expense on borrowings during fiscal 2001. There was an overall increase in the average balance of interest-bearing liabilities of $42.0 million during fiscal 2001 compared to fiscal 2000.

     PROVISION FOR LOAN LOSSES. Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing assets during the past two years, the Bank made no provision for loan losses during fiscal 2002, 2001 and 2000. At March 31, 2002, 2001 and 2000, non-performing assets totaled $0, $0, and $235 thousand, representing 0%, 0% and 0.06% of total assets, respectively.

     NON-INTEREST INCOME. Total non-interest income for fiscal 2002 was $688 thousand, compared to $1.3 million during fiscal 2001. The primary reason for the $600 thousand decline in fiscal 2002 was the write-down of $642 thousand in certain equity securities which had experienced a decline in fair value judged to be other than temporary and a decrease in gains on the sale of securities. Partially offsetting this decrease was an increase in deposit service charges attributable to an increase in core deposit accounts and, for the first time, brokerage income from the Bank's new offering of investment products through a third party.

     Total non-interest income for fiscal 2001 was $1.3 million, compared to $1.7 million during fiscal 2000. The primary reason for the $381 thousand decline was a decrease in gains from the sale of investment securities from $1.0 million in fiscal 2000 to $680 thousand in fiscal 2001.

     NON-INTEREST EXPENSES. Non-interest expenses increased $135 thousand during fiscal 2002, as compared to the year ended March 31, 2001. Such increase is primarily due to increases in professional fees of $292 thousand and data processing service fees of $119 thousand, partially offset by decreases in other expenses of $289 thousand and occupancy and equipment expenses of $68 thousand. Salaries and employee benefits, the largest component of non-interest expenses, increased by $81 thousand, or 1.5%, during fiscal 2002.

     The increase in professional fees of $292 thousand in fiscal 2002 compared to fiscal 2001 was primarily due to increased legal and consulting costs. The increase in data processing service fees was due to the change, in November 2000, to a new data processing system more suitable to the Bank's needs. The decrease in other expenses of $289 thousand was due to a reduction in advertising expense of $303 thousand as the Bank curtailed its regular promotion of certificates of deposits.

     Salaries and employee benefits expense increased approximately $80 thousand during fiscal 2002 despite a $175 thousand increase in ESOP expense due to the initial application of the fair value method of accounting for the allocation of ESOP shares to employees. Prior to fiscal 2002, compensation expense was recognized as shares were allocated to ESOP participants' accounts based on the cost of such shares to the ESOP. In future periods, compensation expense relating to the ESOP may be significantly affected by the market value of the Company's common stock.

     Non-interest expenses increased $985 thousand during the year ended March 31, 2001, as compared to the year ended March 31, 2000. This increase is primarily attributable to increase in salaries and benefits of $554 thousand, which included a one-time expenditure relating to the settlement of a severance claim, an increase in data processing service fees of $313 thousand due to a change in computer processing systems and an increase in other expenses of $204 thousand. The primary reason for the increase in other expenses was $291 thousand in higher expenditures for promotions, advertising and marketing. These increases were partially offset by a reduction in professional fees during fiscal 2001 of $118 thousand due to consulting fees incurred during fiscal 2000 relating to a tax planning strategy implemented during fiscal 2000.

     INCOME TAXES. The effective rates of income tax expense for the years ended March 31, 2002, 2001 and 2000 were 38.3%, 36.2% and 37.4%, respectively. The change among years is primarily due to variations in the Bank's state taxes. Such variations reflect differences in the utilization of the Bank's REIT subsidiary.

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535 thousand plus interest and penalties with respect to its tax years ended March 31, 2000 and 2001. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

     The DOR contends that dividend distributions by the Bank's REIT to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Bank's REIT. Accordingly, no provision has been made in the Company's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Bank intends to vigorously appeal the assessment and to pursue all available means to defend its position.

FINANCIAL CONDITION

     Total assets at March 31, 2002 amounted to $468.2 million, an increase of $18.9 million from $449.3 million at March 31, 2001. Total assets at March 31, 2001 amounted to $449.3 million, an increase of $39.7 million from $409.6 million at March 31, 2000. During fiscal 2002, increases in the Bank's borrowed funds and the liquidation of short-term investments were used to fund the increase in loans and investments and the decrease in deposits.

     Net loans increased $25.7 million to $368.4 million at March 31, 2002 from $342.7 million at March 31, 2001. At March 31, 2002, mortgage loans were $363.2 million, a $24.7 million increase from March 31, 2001. The increase in mortgage loans was primarily attributable to increases in commercial real estate and construction loans which increased $17.1 million and $11.8 million, respectively. The growth in commercial real estate loans and construction loans is attributable to the addition of experienced commercial lenders and expansion of the credit administration function during the past year. During the year ended March 31, 2002, the Bank originated and purchased loans totaling $157.9 million. Total loans originated and purchased during the year ended March 31, 2001, amounted to $82.6 million.

     Total deposits at March 31, 2002 were $261.9 million, a $25.3 million decrease from $287.2 million one year earlier. This decrease is attributable to a decline in certificates of deposit of $42.7 million, partially offset by an increase in core deposits of $17.4 million. The significant decrease in certificates of deposits reflects management's decision to be less aggressive in its pricing of such deposits in 2002.

     Advances from the FHLB of Boston increased to $164.0 million at March 31, 2002 from $121.0 million at March 31, 2001. The Bank increased its borrowings from the FHLB of Boston in fiscal 2002 to partially fund loan growth and the reduction in certificates of deposit.

     Stockholders' equity increased to $39.0 million at March 31, 2002 from $38.2 million at March 31, 2001 due to $2.7 million in comprehensive income, $492 thousand in proceeds from option exercises and $305 thousand in amortization in unearned ESOP compensation. The increases in these equity accounts were partially offset by $1.9 million in treasury stock purchases and $669 thousand in dividends paid.

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

     Deposits have been a relatively stable source of funds for the Bank despite increasing competition in recent years. During fiscal 2002, deposit balances decreased by $25.3 million to $261.9 million from $287.2 million at March 31, 2001. The mix of deposits changed significantly during fiscal 2002 with term deposit certificates decreasing $42.7 million while core deposit accounts increased $17.4 million. This shift occurred due to the Bank's emphasis of its core deposit products and less aggressive pricing of term deposits.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2002 and 2001, the Bank had outstanding FHLB of Boston advances of $164.0 million and $121.0 million, respectively. The deposits and FHLB advances were used to fund the Bank's lending and investing activities during the year. The FHLB of Boston advances are secured by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston.

     As a member of The Co-operative Central Bank, the Bank also has the right to borrow from that organization for short-term cash needs, by pledging certain assets. The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain of the Bank's notes and drafts. The Bank has not exercised these rights.

     At March 31, 2002, outstanding commitments to originate mortgage loans totaled $25.1 million, and commitments for unadvanced funds on home equity, commercial and construction loans totaled $17.2 million. Currently, the Bank is not selling mortgage loans in the secondary market. Management believes that the Bank has adequate sources of liquidity to fund these commitments.

CAPITAL RESOURCES

     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined:
Tier 1 or core capital (stockholders' equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2002, the minimum total risk-based capital ratio required was 8.00%. The Company's and the Bank's risk-based total capital ratios at March 31, 2002 were 13.06% and 12.35%, respectively.

     To complement the risk-based standards, the FDIC adopted a leverage ratio (stockholders' equity divided by total average assets) of 3% for the most highly rated banks and 4%-5% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company's and the Bank's leverage ratios were 8.09% and 7.61%, respectively, at March 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on actual cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 200 basis points downward (150 basis points for 2002 due to the current low interest rate environment). Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                                   MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------

       300 basis point increase in rates.................... (12.9)%      (3.6)%
       200 basis point decrease in rates (2001 only)........             (10.3)%
       150 basis point decrease in rates (2002 only)........    0.5%

     For each one percentage point change in net interest income in the 2002 projections, the effect on net income would be $115 thousand assuming a 36% tax rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                                                           Page

Consolidated Balance Sheets................................................  30

Consolidated Statements of Income..........................................  31

Consolidated Statement of Changes in Stockholders' Equity..................  32

Consolidated Statement of Cash Flows.......................................  34

Notes to Consolidated Financial Statements.................................  35

Independent Auditors' Report...............................................  53

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars In Thousands)


                                                                    MARCH 31,
                                                             ----------------------
                                                                2002         2001
                                                                ----         ----
ASSETS
Cash and due from banks                                      $   5,109    $   5,351
Short-term investments                                           2,455       35,718
                                                             ---------    ---------
       Cash and cash equivalents                                 7,564       41,069
                                                             ---------    ---------
Investment securities available for sale
  (amortized cost of $74,935 in 2002 and
  $50,136 in 2001) (note 2)                                     73,884       49,388
Stock in Federal Home Loan Bank of Boston, at
  cost (notes  2 and 7)                                          8,300        6,150
The Co-operative Central Bank Reserve Fund (note 2)              1,576        1,576
                                                             ---------    ---------
       Total investments                                        83,760       57,114
                                                             ---------    ---------
Loans  (notes 3)                                               371,707      345,793
  Less allowance for loan losses (note 4)                        3,292        3,106
                                                             ---------    ---------
       Net loans                                               368,415      342,687
                                                             ---------    ---------
Accrued interest receivable                                      2,530        2,426
Banking premises and equipment, net (note 5)                     1,836        2,018
Deferred tax asset, net (note 8)                                 1,289          801
Goodwill, net (note 1)                                           2,232        2,520
Other assets                                                       593          702
                                                             ---------    ---------
       Total assets                                          $ 468,219    $ 449,337
                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits  (note 6)                                      $ 261,907    $ 287,167
     Federal Home Loan Bank advances  (notes 2 and 7)          164,000      121,000
     Advance payments by borrowers for taxes and insurance       1,111        1,220
     Accrued expenses and other liabilities                      2,247        1,738
                                                             ---------    ---------
         Total liabilities                                     429,265      411,125
                                                             ---------    ---------

Commitments and contingencies (notes 8, 9 and 12)
  Stockholders' equity (note 10):
     Preferred stock $1.00 par value, authorized
        5,000,000 shares; none issued                               --           --
     Common stock $1.00 par value, authorized 15,000,000
        shares; 1,999,588 shares issued at March 31,
        2002 and 1,970,000 shares issued at March 31, 2001       2,000        1,970
     Additional paid-in capital                                 11,934       11,190
     Retained income                                            33,141       30,950
     Treasury stock (366,799 shares at March 31, 2002
        and 285,836 shares  at March 31, 2001), at cost         (7,189)      (5,230)
     Accumulated other comprehensive (loss) income                (626)        (431)
     Unearned compensation - ESOP (note 11)                       (306)        (237)
                                                             ---------    ---------
         Total stockholders' equity                             38,954       38,212
                                                             ---------    ---------
         Total liabilities and stockholders' equity          $ 468,219    $ 449,337
                                                             =========    =========


See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)


                                                                             YEARS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                 2002              2001             2000
                                                              ---------------------------------------------
Interest and dividend income:
    Mortgage loans                                            $  23,799         $ 25,613         $  21,806
    Other loans                                                     438              716               599
    Short-term investments                                          866              487               421
    Investments                                                   4,170            4,101             3,598
                                                              --------------------------------------------
           Total interest and dividend income                    29,273           30,917            26,424
                                                              --------------------------------------------
Interest expense:
    Deposits                                                      8,119           10,087             8,553
    Federal Home Loan Bank advances                               6,741            6,916             4,496
                                                              --------------------------------------------
            Total interest expense                               14,860           17,003            13,049
                                                              --------------------------------------------
            Net interest and dividend income                     14,413           13,914            13,375
Provision for loan losses (note 4)                                   --               --                --
                                                              --------------------------------------------
            Net interest and dividend income after
                provision for loan losses                        14,413           13,914            13,375
                                                              --------------------------------------------
Non-interest income:
    Deposit service charges                                         482              428               414
    Net gain (loss) from sale and write-down
      of investment securities (note 2)                            (150)             680             1,013
    Brokerage income                                                100               --                --
    Other income                                                    256              180               242
                                                              --------------------------------------------
            Total non-interest income                               688            1,288             1,669
                                                              --------------------------------------------
Non-interest expenses:
    Salaries and employee benefits (note 11)                      5,652            5,571             5,017
    Occupancy and equipment (note 5)                              1,124            1,192             1,167
    Data processing service fees                                    966              847               534
    Professional fees                                             1,049              757               875
    Goodwill amortization                                           288              288               288
    Other expenses                                                1,385            1,675             1,464
                                                              --------------------------------------------
            Total non-interest expenses                          10,464           10,330             9,345
                                                              --------------------------------------------
            Income before income taxes                            4,637            4,872             5,699
Provision for income taxes  (note 8)                              1,777            1,763             2,132
                                                              --------------------------------------------
            Income before cumulative effect of change in
               accounting principle                               2,860            3,109             3,567
Cumulative effect of change in accounting principle,
    net of taxes (note 1)                                            --               --              (234)
                                                              ---------------------------------------------
            Net income                                        $   2,860         $  3,109         $   3,333
                                                              ============================================

Earnings per common share (note 1):
    Before cumulative effect of change in accounting
      principle-basic                                         $    1.73         $   1.81         $    1.90
                                                              ============================================
    Before cumulative effect of change in accounting
      principle - diluted                                     $    1.72         $   1.81         $    1.89
                                                              ============================================
    After cumulative effect of change in accounting
      principle-basic                                         $    1.73         $   1.81         $    1.77
                                                              ============================================
    After cumulative effect of change in accounting
      principle - diluted                                     $    1.72         $   1.81         $    1.77
                                                              ============================================
Weighted average common shares outstanding                        1,650            1,717             1,882
                                                              ============================================
Weighted average common shares outstanding-diluted                1,665            1,719             1,885
                                                              ============================================

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                      (In Thousands, Except Per Share Data)


                                                                                       ACCUMULATED
                                                      ADDITIONAL                          OTHER       UNEARNED     TOTAL
                                              COMMON   PAID-IN    RETAINED  TREASURY COMPREHENSIVE COMPENSATION STOCKHOLDERS'
                                              STOCK    CAPITAL    INCOME     STOCK   (LOSS) INCOME       ESOP     EQUITY
                                              -----    -------    ------     -----   -------------       ----     ------
 Balance at March 31, 1999                   $1,967    $11,171   $25,894    $  --      $   327         $(617)     $38,742
 Net income                                      --         --     3,333       --           --            --        3,333
 Other comprehensive income, net of tax:
     Unrealized (loss) on securities, net of
      reclassification adjustment                --         --        --       --       (1,152)           --       (1,152)
                                                                                                                  -------
       Comprehensive income                                                                                         2,181
                                                                                                                  -------
 Proceeds from exercise of stock options          3         19        --       --           --            --           22
 Purchase of treasury stock                      --         --        --   (3,043)          --            --       (3,043)
 Dividends  paid ($0.36 per share)               --         --      (689)      --           --            --         (689)
 Amortization of unearned compensation -ESOP     --         --        --       --           --           184          184
                                             --------------------------------------------------------------------------------
 Balance at March 31, 2000                    1,970     11,190    28,538   (3,043)        (825)         (433)      37,397
 Net income                                      --         --     3,109       --           --            --        3,109
 Other comprehensive income, net of tax:
     Unrealized gain on securities, net of
       reclassification adjustment               --         --        --       --          394            --          394
                                                                                                                  -------
       Comprehensive income                                                                                         3,503
                                                                                                                  -------
 Purchase of treasury stock                      --         --        --   (2,187)          --            --       (2,187)
 Dividends paid ($0.40 per share)                --         --      (697)      --           --            --         (697)
 Amortization of unearned compensation -ESOP     --         --        --       --           --           196          196
                                             -------------------------------------------------------------------------------
 Balance at March 31, 2001                    1,970     11,190    30,950   (5,230)        (431)         (237)      38,212
 Net income                                      --         --     2,860       --           --            --        2,860
 Other comprehensive income, net of tax:
     Unrealized (loss) on securities, net of
      reclassification adjustment                --         --        --       --         (195)           --         (195)
                                                                                                                  -------
       Comprehensive income                                                                                         2,665
                                                                                                                  -------
 Purchase of  shares by ESOP (note 11)           --         --        --       --           --          (199)        (199)
 Purchase of treasury stock                      --         --        --   (1,924)          --            --       (1,924)
 Dividends  paid ($0.40 per share)               --         --      (669)      --           --            --         (669)
 Proceeds from exercise of stock options         30        462        --       --           --            --          492
 Amortization of unearned compensation -ESOP     --        175        --       --           --           130          305
 Other equity transactions                       --        107        --      (35)          --            --           72
                                             -------------------------------------------------------------------------------
 Balance at March 31, 2002                   $2,000    $11,934   $33,141  $(7,189)     $  (626)        $(306)     $38,954
                                             ===============================================================================

The Bank's other comprehensive income (loss) and related tax effect for the years ended March 31 are as follows:

                                                                                              2002
                                                                        ----------------------------------------------
                                                                           BEFORE-TAX     TAX (BENEFIT)     AFTER-TAX
 in thousands                                                                AMOUNT          EXPENSE          AMOUNT
----------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
    Unrealized net holding losses during period                         $  (451)         $  (163)          $  (288)
    Less reclassification adjustment for net losses
       included in net income                                               150               57                93
                                                                        ----------------------------------------------
                 Other comprehensive loss                               $  (301)         $  (106)          $  (195)
                                                                        ==============================================

                                                                                               2001
                                                                        ----------------------------------------------
                                                                           BEFORE-TAX     TAX (BENEFIT)     AFTER-TAX
 In thousands                                                                AMOUNT          EXPENSE          AMOUNT
----------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
    Unrealized net holding gains during period                          $ 1,188          $   360           $   828
    Less reclassification adjustment for net gains
        included in net income                                             (680)            (246)             (434)
                                                                        ----------------------------------------------
                 Other comprehensive income                             $   508          $   114           $   394
                                                                        ==============================================

                                                                                               2000
                                                                        ----------------------------------------------
                                                                           BEFORE-TAX     TAX (BENEFIT)     AFTER-TAX
 in thousands                                                                AMOUNT          EXPENSE          AMOUNT
----------------------------------------------------------------------------------------------------------------------
Unrealized gains (losses) on securities:
    Unrealized net holding losses during period                         $  (815)         $  (297)          $  (518)
    Less reclassification adjustment for net gains
        included in net income                                           (1,013)            (379)             (634)
                                                                        ----------------------------------------------
                 Other comprehensive loss                               $(1,828)         $  (679)          $(1,152)
                                                                        ===================================================

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      (In Thousands, Except Per Share Data)

                                                                                             YEARS ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                     2002         2001          2000
                                                                                     ----         ----          ----
Cash flows from operating activities:
   Net income                                                                    $   2,860    $   3,109    $   3,333
   Adjustments to reconcile net income to net cash provided
    by operating activities -
     Depreciation and amortization                                                     372          438          462
     Amortization of premiums and discounts                                            176           86          132
     Amortization of goodwill                                                          288          288          288
     Decrease (increase) in deferred tax assets                                       (380)         270         (327)
     Amortization of unearned compensation - ESOP                                      305          196          184
     Net (gain) loss  from sale and write-down of investment securities                150         (680)      (1,013)
     Cumulative effect of change in accounting principle                                --           --          234
  (Increase) decrease in accrued interest receivable                                  (104)        (390)        (422)
  (Increase) decrease in other assets                                                  109         (507)          59
  Increase (decrease) in advance payments by borrowers for taxes and insurance        (109)         167         (336)
  Increase (decrease) in accrued interest payable
                                                                                       (23)          66          251
  Increase (decrease) in accrued expenses and other liabilities                        532          (96)         415
                                                                                 -----------------------------------
     Net cash provided by operating activities                                       4,176        2,947        3,260
                                                                                 -----------------------------------
Cash flows from investing activities:
  Principal collected on loans                                                     132,138       56,949       68,641
  Loan originations and purchases                                                 (157,866)     (82,616)    (108,363)
  Principal payments on mortgage-backed securities                                   7,246        4,069        9,420
  Purchase of investment securities                                                (61,256)      (6,170)     (21,716)
  Proceeds from sales of investment securities                                       2,885        3,955        6,159
  Maturities and redemptions of investment securities                               26,000        4,000        2,500
  Net (increase) decrease in short-term investments                                 33,263      (19,727)       2,137
  Purchase of stock in FHLB of Boston                                               (2,150)        (350)      (2,450)
  Purchase of banking premises and equipment, net                                     (190)        (238)        (130)
                                                                                 -----------------------------------
     Net cash used by investing activities                                         (19,930)     (40,128)     (43,802)
                                                                                 -----------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                              (25,260)      28,828       (8,124)
  Proceeds from FHLB advances                                                       68,000      152,000      124,000
  Repayments of FHLB advances                                                      (25,000)    (142,000)     (70,000)
  Proceeds from exercise of stock options                                              492           --           22
  Purchase of treasury stock                                                        (1,924)      (2,187)      (3,043)
  Payments of dividends                                                               (669)        (697)        (689)
  Purchase of  stock by ESOP                                                          (199)          --           --
  Other equity transactions                                                             72           --           --
                                                                                 -----------------------------------
     Net cash provided by financing activities                                      15,512       35,944       42,166
                                                                                 -----------------------------------
     Net increase (decrease) in cash and due from banks                               (242)      (1,237)       1,624
  Cash and due from banks at beginning of year                                       5,351        6,588        4,964
                                                                                 -----------------------------------
  Cash and due from banks at end of year                                         $   5,109    $   5,351    $   6,588
                                                                                 ===================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest                                                                $  14,883    $  16,937    $  12,798
         Income taxes                                                                1,715        1,850        2,094

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2002



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, and its wholly-owned subsidiary, Central Co-operative Bank (the "Bank").

     The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank ("FRB"). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $100,000 and the Share Insurance Fund ("SIF") for deposits in excess of $100,000.

     The Company conducts its business through one operating segment, the Bank.

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

     Certain prior year amounts have been reclassified to conform to the current year's presentation. The following is a summary of the more significant accounting policies adopted by the Bank.

     Cash and Due from Banks

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $2,735, 000 at March 31, 2002.

     Investments

     Investments are classified as either held to maturity, available for sale or trading. Investments classified as trading securities are reported at fair value, with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as other comprehensive income (loss) within stockholders' equity. Securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.

     If a decline in fair value below the amortized cost basis of an investment is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations.

     Loans

     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees. Loans classified as held for sale are stated at the lower of aggregate cost or market value. Market value is estimated based on outstanding investor commitments or, in the absence of cash commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. No loans were classified as held for sale at March 31, 2002 and 2001.

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

     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan's effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan's principal is remote. Management considers non-accrual loans, except for smaller balance, homogeneous residential mortgage loans, to be impaired.

     Allowance for Loan Losses

     The allowance for loan losses is maintained at a level determined to be adequate by management to absorb future charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's systematic periodic review of the collectibility of the loans. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future losses. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each category. Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio

     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of a changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Changes in estimates are provided currently in earnings.

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

     Banking Premises and Equipment

     Banking premises and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

     Goodwill

     Through March 31, 2002, goodwill arising from acquisitions was amortized on a straight-line basis over 15 years. As discussed below under the caption "Recent Accounting Pronouncements", amortization of goodwill is generally no longer permitted in fiscal years beginning after December 15, 2001.

     Pension Benefits

     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.

     Stock-Based Compensation

     The Company follows the intrinsic value method set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) under which there is generally no charge to earnings for stock option grants. Companies that elect to use this method are required to disclose the pro forma effect of using the fair value method of accounting for stock-based compensation that is encouraged by SFAS No. 123. (See Note 11).

     Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Unallocated ESOP shares are not considered outstanding in computing basic EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock.

     Recent Accounting Pronouncements

     During 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Accounting for Costs of a Start-Up Entity. SOP 98-5 requires organizational costs, which were being amortized, to be expensed and accounted for as a cumulative effect of a change in accounting principle. On April 1, 1999, the Bank expensed unamortized organizational costs relating to the formation of the bank holding company resulting in a charge to earnings, net of taxes, of $234,000 or $0.13 per share ($0.12 per share assuming dilution).

     In June 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 141, "Business Combinations" which is effective for transactions initiated after June 30, 2001. Under SFAS No. 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests method is no longer permitted. In addition, this Statement requires that certain intangible assets acquired in a business combination be recognized apart from goodwill.

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" which is effective for fiscal years beginning after December 15, 2001. Under prior accounting standards, goodwill resulting from a business combination was amortized against income over its estimated life. After the effective date of SFAS No. 142, goodwill will generally no longer be amortized as an expense but instead will be reviewed and tested for impairment using a fair value methodology prescribed in this Statement. Goodwill will be tested for impairment at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Based on its assessment of the current economic environment, management does not anticipate an impairment adjustment to the goodwill reflected in the accompanying consolidated balance sheet upon adoption of SFAS No. 142. The effect of adopting SFAS No. 141 and No. 142 will be that the Company will cease amortizing the goodwill balance of $2.2 million which will have the effect of eliminating goodwill amortization of $288,000 in fiscal 2003.

NOTE 2. INVESTMENTS (Dollars in Thousands)

     The amortized cost and fair value of investments securities available for sale are summarized as follows:

                                                        MARCH 31, 2002
                                        ----------------------------------------------
                                         AMORTIZED     GROSS UNREALIZED        FAIR
                                             COST      GAINS      LOSSES      VALUE
                                          --------   --------    --------    --------

U.S. Government and  agency obligations   $ 13,995   $     73    $    (72)   $ 13,996
Corporate bonds                             39,012        231        (675)     38,568
Mortgage-backed securities                  18,377        168        (205)     18,340
                                          --------   --------    --------    --------
               Total  debt securities       71,384        472        (952)     70,904
Marketable equity securities                 3,551         17        (588)      2,980
                                          --------   --------    --------    --------

                Total                     $ 74,935   $    489    $ (1,540)   $ 73,884
                                          ========   ========    ========    ========



                                                             MARCH 31, 2001
                                        ----------------------------------------------
                                         AMORTIZED     GROSS UNREALIZED        FAIR
                                             COST      GAINS      LOSSES      VALUE
                                          --------   --------    --------    --------

U.S. Government and  agency obligations   $18,970   $    88   $    (7)   $19,051
Corporate bonds                             4,984       261        --      5,245
Mortgage-backed securities                 19,623       152      (461)    19,314
                                          -------   -------   -------    -------
               Total  debt securities      43,577       501      (468)    43,610
Marketable equity securities                6,559       605    (1,386)     5,778
                                          -------   -------   -------    -------

               Total                      $50,136   $ 1,106   $(1,854)   $49,388
                                          =======   =======   =======    =======


     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2002 are as follows:

                                           AMORTIZED     FAIR       ANNUAL
                                              COST      VALUE       YIELD
                                           ---------- ---------  ----------
Due within one year                         $   259   $    262     6.62 %
Due after one year but within five years     42,532     42,196     6.54
Due after five years but within ten years    13,277     13,287     7.50
Due after ten years                          15,316     15,159     6.99
                                            -------    -------
                                            $71,384    $70,904     6.99
                                            =======    =======


     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2002, 2001, and 2000 (all classified as available for sale) were as follows:

                               2002              2001             2000
                               ----              ----             ----

     Proceeds from sales    $ 2,885           $ 3,955          $ 6,159

     Gross gains                546               694            1,013

     Gross losses                54                14               --

     During the year ended March 31, 2002, the Bank recognized write-downs in certain equity securities totaling $642 as a result of declines in the fair value of such securities judged to be other than temporary. These write-downs are not included in the preceding table.

     A mortgage-backed security pool with an amortized cost of $3,747 and fair value of $3,686 at March 31, 2002, was pledged to provide collateral for customers and for the Bank's employee tax withholdings that are to be remitted to the federal government in excess of the $100 of withholdings insured by the FDIC. In addition, investment securities carried at $5,783 were pledged under a blanket lien to partially secure the Bank's advances from the Federal Home Loan Bank of Boston ("FHLB of Boston").

     As a member of the FHLB of Boston, the Bank is required to invest in stock of the FHLB of Boston in an amount equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever is higher. If such stock is redeemed, the Bank will receive from the FHLB of Boston an amount equal to the par value of the stock.

     The Co-operative Central Bank Reserve Fund (the "Fund") was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

NOTE 3. LOANS (In Thousands)

     Loans as of March 31, 2002 and 2001 are summarized below:


                                                        2002        2001
                                                     ---------    ---------
Real estate loans:
   Residential real estate                           $ 246,045    $ 248,459
   Commercial real estate                               87,013       69,949
   Construction                                         20,998        9,152
   Second mortgage and home equity lines of credit       9,154       10,977
                                                     ---------    ---------
       Total real estate loans                         363,210      338,537
                                                     ---------    ---------
 Commercial loans                                        6,901        4,979
 Consumer loans                                          1,596        2,277
                                                     ---------    ---------
        Total  loans                                   371,707      345,793
Less: allowance for loan losses                         (3,292)      (3,106)
                                                     ---------    ---------
       Total loans, net                              $ 368,415    $ 342,687
                                                     =========    =========


     At March 31, 2002 and 2001, net deferred loan (fees) and costs of ($692) and $160, respectively, were reflected as an adjustment to the appropriate loan categories.

     The Bank has no non-accrual loans at March 31, 2002 and 2001. During the years ended March 31, 2002 2001 and 2000, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans.

     Mortgage loans serviced by the Bank for others amounted to $2,616 and $4,288 at March 31, 2002 and 2001, respectively.

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

     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

                                               2002      2001
                                               -----    -----
Balance at beginning of year                   $ 580    $ 243
         New loans                               434      444
         New officers with loans outstanding      66      158
         Repayment of principal                 (215)    (265)
                                               -----    -----
Balance at end of year                         $ 865    $ 580
                                               =====    =====

     Loans included above were made in the Bank's ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan.

NOTE 4. ALLOWANCE FOR LOAN LOSSES (In Thousands)

     A summary of changes in the allowance for loan losses follows:

                                                         YEARS ENDED MARCH 31,
                                                    -----------------------------
                                                      2002       2001     2000
                                                    -------    -------    -------
Balance at beginning of year                        $ 3,106    $ 2,993    $ 2,913
    Provision charged to expense                         --         --         --
    Amounts charged-off                                  (4)        (4)        (9)
    Recoveries on accounts previously charged-off       190        117         89
                                                    -------    -------    -------
Balance at end of year                              $ 3,292    $ 3,106    $ 2,993
                                                    =======    =======    =======


NOTE 5. BANKING PREMISES AND EQUIPMENT (In Thousands)

     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

                                                                        ESTIMATED
                                                  2002        2001     USEFUL LIVES
                                                 -------    -------    ------------
Land                                             $   589    $   589
Buildings and improvements                         2,339      2,304     15.50 years
Furniture and fixtures                             5,744      5,596      5.00 years
Leasehold improvements                               482        475      7.75 years
                                                 -------    -------
                                                   9,154      8,964
Less accumulated depreciation and amortization    (7,318)    (6,946)
                                                 -------    -------
    Total                                        $ 1,836    $ 2,018
                                                 =======    =======


     Depreciation and amortization for the years ended March 31, 2002, 2001 and 2000 amounted to $372, $438 and $462, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

                YEARS ENDING MARCH 31,

                  2003                                   $ 118
                  2004                                     118
                  2005                                      73
                  2006                                      65
                  2007                                      49
                  Thereafter                                18


     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2002, 2001 and 2000 was $133, $125 and $123, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

NOTE 6. DEPOSITS (Dollars in Thousands)

     Deposits at March 31 are summarized as follows:

                                                 2002       2001
                                               --------   --------
Demand deposit accounts                        $ 25,370   $ 22,438
NOW accounts                                     36,277     33,373
Regular, Club and 90 day notice accounts         72,944     64,011
Money market deposit accounts                    17,997     15,327
                                               --------   --------
            Total non certificate accounts      152,588    135,149
                                               --------   --------
Term deposit certificates
       Certificates of  $100 and above           27,233     34,644
       Certificates less than $100               82,086    117,374
                                               --------   --------
             Total term deposit certificates    109,319    152,018
                                               --------   --------
                                               $261,907   $287,167
                                               ========   ========



          Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2002 are as follows:

                             AMOUNT       RATE
                             ------       ----
        Within 1 year       $ 92,381      4.21%
        Over 1 to 3 years     15,016      4.24
        Over 3 years           1,922      4.62
                            --------
                            $109,319      4.37
                            ========

NOTE 7. ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON (Dollars in Thousands)

     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31 follows:


                            2002                 2001
                     -------------------  -------------------
                      AMOUNT      RATE      AMOUNT      RATE
                     ---------  --------  ---------  --------
Within 1 year        $ 58,600      2.61%  $ 25,000      6.46%
Over 1 to 5 years      21,400      4.83     12,000      6.48
Over 5 to 10 years     82,000      5.52     82,000      5.52
Over 10 years           2,000      5.49      2,000      4.49
                     --------             --------
                     $164,000      4.39   $121,000      5.84
                     ========             ========


     At March 31, 2002, advances totaling $84,000 were callable prior to the scheduled maturity of the advances. The Bank is subject to a substantial penalty upon prepayment of FHLB of Boston advances.

     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. The Bank's unused borrowing capacity with the FHLB of Boston was approximately $21,000 and $80,200 at March 31, 2002 and 2001, respectively.



NOTE 8. INCOME TAXES (Dollars in Thousands)

     The components of the provision for income taxes for the years indicted are as follows:

                                   YEARS ENDED MARCH 31,
                                ----------------------------
                                 2002        2001      2000
                                -------    -------   -------
Current
      Federal                   $ 1,930    $ 1,555   $ 1,745
      State                         229         52        44
                                -------    -------   -------
      Total current provision     2,159      1,607     1,789
Deferred (prepaid)                 (382)       156       343
                                -------    -------   -------
                                $ 1,777    $ 1,763   $ 2,132
                                =======    =======   =======


     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

                                                         YEARS ENDED MARCH 31,
                                                      -------------------------
                                                       2002    2001      2000
                                                      ------  -------   -------
Statutory Federal tax rate                             34.0%    34.0%    34.0%
Items affecting Federal income tax rate:
       Dividends received deduction                    (0.4)    (0.6)    (0.4)
       Goodwill amortization                            2.1      2.0      1.8
       State income taxes, net of Federal benefit       2.6      1.2      1.6
       Other                                             --     (0.4)     0.4
                                                      -----     ----     ----
Effective tax rate                                     38.3%    36.2%    37.4%
                                                      =====     ====     ====

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

                                                2002     2001
                                               ------   ------
Deferred tax assets:
    Allowance for loan losses                  $  549   $  548
    Deferred loan origination fees                 53       74
    Depreciation                                  298      265
    Post-employee retirement benefit accrual      241      227
    Unrealized loss on securities                 425      319
    Write-down of investment securities           218       --
    Other                                          59       74
                                               ------   ------
         Gross deferred tax asset               1,843    1,507
                                               ------   ------
Deferred tax liabilities:
    Accrued dividend receivable                    30       47
    Deferred loan origination fees                285      437
    Deferred income                               239      222
                                               ------   ------
          Gross deferred tax liability            554      706
                                               ------   ------
          Net deferred tax asset               $1,289   $  801
                                               ======   ======

     Based on the Bank's historical and current pretax earnings, management believes it is more likely than not that the Bank will realize the net deferred tax asset existing at March 31, 2002. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates net taxable income. At March 31, 2002, recoverable income taxes, plus estimated taxes for fiscal 2003, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Bank will generate any earnings or any specific level of continuing earnings.

     The unrecaptured base year tax bad debt reserves will not be subject to recapture as long as the Bank continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law that requires recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1,300.

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535 plus interest and penalties with respect to its tax years ended March 31, 2000 and 2001. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

     The DOR contends that dividend distributions by the Bank's REIT to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Bank's REIT. Accordingly, no provision has been made in the Company's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Bank intends to vigorously appeal the assessment and to pursue all available means to defend its position.

NOTE 9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (In Thousands)

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

     Financial instruments with off-balance sheet risks as of March 31, included the following:

                                                       2002      2001
                                                      -------   -------
Unused lines of credit                                $11,035   $11,012
Unadvanced portions of construction loans               4,574     4,427

Unadvanced portions of commercial loans                 1,574     5,651
Commitments to originate commercial mortgage loans     13,674    14,189
Commitments to originate residential mortgage loans    11,468     2,900


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

NOTE 10. STOCKHOLDERS' EQUITY (Dollars in Thousands, except per share amount)

     The Company and the Bank may not declare or pay cash dividends on their stock if the effect thereof would cause capital to be reduced below regulatory requirements, or if such declaration and payment would otherwise violate regulatory requirements.

     In October 1991, the Bank adopted a Shareholder Rights Plan. The plan entitles each shareholder to purchase the Company's stock at a discount price in the event any person or group of persons exceeds predetermined ownership limitations of the Company's outstanding common stock and, in certain circumstances, engages in specific activities deemed adverse to the interests of the Company's shareholders. This plan was due to expire in October 2001 but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011. .

     Beginning in April 1999, the Board of Directors authorized a series of four separate 5% stock repurchase programs under which the Company has acquired 365,294 shares of its stock at an average cost of $19.56 per share. The fourth repurchase program was completed in March 2002.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulations that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00%-5.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders' equity). As of March 31, 2002, the Bank met all capital adequacy requirements to which it is subject.

     The most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. There are no conditions or events, since that notification, that management believes would cause a change in the Bank's categorization. No deduction was taken from capital for interest-rate risk. The Company's and the Bank's Tier 1/leverage, Tier 1 risk-based and total risk-based capital ratios together with related regulatory minimum requirements are summarized below:

                                                                                                           TO BE WELL
                                                                          FOR CAPITAL                  CAPITALIZED UNDER
                                                                            ADEQUACY                   PROMPT CORRECTIVE
                                              ACTUAL                        PURPOSES                   ACTION PROVISIONS
                                     -------------------------     ---------------------------     ---------------------------
                                        AMOUNT         RATIO          AMOUNT          RATIO           AMOUNT          RATIO
                                     -------------    ---------    -------------     ---------     -------------     ---------
As of March 31, 2002:
  COMPANY (CONSOLIDATED)
   Total capital                        $  40,303     13.06%         $  24,694       =>8.00%            N/A           N/A
   Tier 1 capital                          37,011     11.99             12,347       =>4.00             N/A           N/A
   Tier 1 leverage capital                 37,011      8.09             18,304       =>4.00             N/A           N/A
   BANK
   Total capital                           38,134     12.35             24,700       =>8.00%         $  30,875     =>10.00%
   Tier 1 capital                          34,842     11.28             12,350       =>4.00             18,525      =>6.00
   Tier 1 leverage capital                 34,842      7.61             18,304       =>4.00             22,880      =>5.00


As of March 31, 2001:
  COMPANY (CONSOLIDATED)
  Total capital                            38,448     13.60              22,612        =>8.00%            N/A         N/A
  Tier 1 capital                           35,342     12.50              11,306        =>4.00             N/A         N/A
  Tier 1 leverage capital                  35,342      8.06              17,539        =>4.00             N/A         N/A
  BANK
  Total capital                            36,362     12.83              22,665        =>8.00%          28,331     =>10.00%
  Tier 1 capital                           33,256     11.74              11,332        =>4.00           16,999      =>6.00
  Tier 1 leverage capital                  33,256      7.75              17,156        =>4.00           21,445      =>5.00



NOTE 11. EMPLOYEE BENEFITS (Dollars in Thousands, Except Per Share Data)

PENSION AND SAVINGS PLANS

     As a participating employer in the Co-operative Banks Employees' Retirement Association ("CBERA"), a multi-employer plan, the Bank has in effect a noncontributory defined benefit plan ("Pension Plan") and a defined contribution plan ("Savings Plan") covering substantially all eligible employees.

     Benefits under the Pension Plan are determined at the rate of 1% and 1.5%, respectively, of certain elements of final average pay times years of credited service and are generally provided at age 65 based on years of service and the average of the participants' three highest consecutive years of compensation from the Bank. Employee contributions are made to a Savings Plan which qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended. The Bank matches 50% of an eligible deferral contribution on the first 5% of the deferral amount subject to the maximum allowable under federal regulations. Pension benefits and employer contributions to the Savings Plan become vested over six years.

     Expenses for the Pension Plan and the Savings Plan were $289, $269 and $237 for the years ended March 31, 2002, 2001 and 2000, respectively. Forfeitures are used to reduce expenses of the plans.

EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal 1991, the Bank established an Employee Stock Ownership Plan ("ESOP") that is authorized to purchase shares of outstanding common stock of the Company from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified defined contribution plan established for the exclusive benefit of the Bank's employees.

     During fiscal 2002, the Company's Board of Directors authorized the ESOP to acquire up to an additional 5% of outstanding shares of Company stock. Such purchases are to be funded by loans from the Company. During fiscal 2002, 7,222 shares were purchased under such authorization at a purchase price of $199.

     The ESOP is repaying its loans to the Bank and the Company with funds from the Bank's contributions to the plan and earnings from the ESOP's assets. Repayments of $129, $196 and $184 were made during fiscal 2002, 2001 and 2000, respectively.

     Prior to fiscal 2002, compensation expense was recognized as the shares were allocated to ESOP participants based upon the cost of the shares to the ESOP. Beginning in fiscal 2002, compensation expense was recognized as the shares were allocated to participants based upon the fair value of the shares at the time they were allocated. Consequently, changes in market value of the Company's stock have an effect on the Company's results of operations but have no effect on stockholders' equity. ESOP expense for fiscal 2002, 2001 and 2000 amounted to $305, $130 and $130, respectively.

STOCK OPTION PLAN

     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997.

     Stock option activity is as follows for the years indicated:

                      NUMBER OF      WEIGHTED AVERAGE
                        SHARES        EXERCISE PRICE
                       ----------     -------------

Balance  March 31, 1999   28,000     $   16.250
  Granted                 32,499         20.250
  Exercised               (3,000)        16.250
                         -------
Balance  March 31, 2000   57,499         18.511
  Granted                 32,501         16.625
                         -------
Balance  March 31, 2001   90,000         17.830
  Forfeited                 (799)        16.625
  Exercised              (29,588)        16.617
                         -------
Balance March 31, 2002    59,613         18.448
                         =======

     The exercise price of an option will not be less than the fair market value of the common stock on the date of grant of the option. At March 31, 2002, 33,299 shares were reserved for issuance under the remaining plan.

     All stock options are fully vested and exercisable at the time of grant. The range of exercise prices and weighted average remaining contractual life of outstanding stock options at March 31, 2002 are as follows:

        EXERCISE          NUMBER             REMAINING
        PRICE           OUTSTANDING             LIFE
        -----           -----------             ----

        $16.625          29,638               8.7 years
         20.250          29,975               7.7 years
                         ------
                         59,613
                         ======

     The Company follows the intrinsic value method in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below. No options were granted during fiscal 2002 and forfeitures during the year were insignificant. Consequently, no material difference in net income occurred in fiscal 2002 as a result of the Company's use of the intrinsic value method rather than the fair value method of accounting for stock-based compensation.


                                                                                      2001      2000
                                                                                      ----      ----
NET INCOME:
Income before cumulative effect of change in accounting principle, as reported      $ 3,109   $ 3,567
Cumulative effect of change in accounting principle, as reported                         --      (234)
Net income after cumulative effect of change in accounting principle, as reported     3,109     3,333

Pro forma income before cumulative effect of change in accounting principle           2,934     3,308
Cumulative effect of change in accounting principle                                      --      (234)
Pro forma net income after cumulative effect of change in accounting principle        2,934     3,074

EARNINGS PER COMMON SHARE:
Before cumulative effect of change in accounting principle, as reported                 1.81      1.90
Before cumulative effect of change in accounting principle, pro forma                   1.71      1.76

Before cumulative effect of change in accounting principle -- diluted, as reported      1.81      1.89
Before cumulative effect of change in accounting principle -- diluted, pro forma        1.71      1.75

After cumulative effect of change in accounting principle, as reported                  1.81      1.77
After cumulative effect of change in accounting principle, pro forma                    1.71      1.63

After cumulative effect of change in accounting principle -- diluted, as reported       1.81      1.77
After cumulative effect of change in accounting principle -- diluted, pro forma         1.71      1.63


     The per share weighted average fair value of stock options granted during 2001 and 2000 was $5.39 and $7.98, respectively, on the date of grant. These fair values were determined using the Black Scholes option pricing model with the following weighted average assumptions:


                                              2001            2000
                                            ----------     -----------

          Expected dividend yield              2.00 %         2.00 %
          Risk-free interest rate              5.20           6.00
          Expected volatility                 31.00          39.00
          Expected life in years               6.00           6.00

OTHER POST-RETIREMENT BENEFITS

     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2002 and 2001.

                                                             2002            2001
                                                        ----------------------------------
                                                        LIFE    MEDICAL   LIFE     MEDICAL
                                                        ----    -------   ----     -------
Actuarial present value of benefits obligation:
   Retirees                                              $(220)   $(614)   $(222)   $(413)
   Fully eligible participants                             (12)    (132)     (44)    (307)
   Other plan participants                                  --       --       --       --
                                                         -----    -----    -----    -----
          Total                                          $(232)   $(746)   $(266)   $(720)
                                                         =====    =====    =====    =====

Change in projected benefit obligation:
   Accumulated benefit obligations at prior
    year-end                                             $(266)   $(720)   $(233)   $(680)
   Service cost less expense component                      --       --       --
   Interest cost                                           (16)     (51)     (19)     (51)
   Actuarial gain (loss)                                    45      (12)      (7)       2
   Assumptions                                              (5)     (13)      (8)     (29)
   Benefits paid                                            10       50        1       38
                                                         -----    -----    -----    -----
          Accumulated benefit obligations at
           year-end                                      $(232)   $(746)   $(266)   $(720)
                                                         =====    =====    =====    =====
Change in plan assets:
   Fair value of plan assets at prior year-end           $  --    $  --    $  --    $  --
   Actual return on plan assets                             --       --       --       --
   Employer contribution                                    10       50        1       38
   Benefits paid end expenses                              (10)     (50)      (1)     (38)
                                                         -----    -----    -----    -----
          Fair value of plan assets at current
           year-end                                      $  --    $  --    $  --    $  --
                                                         =====    =====    =====    =====

Funded                                                   $(232)   $(746)   $(266)   $(720)
Unrecognized net obligation                                 95      273      103      297
Unrecognized prior year service                             --       --       --       --
Unrecognized net (loss) gain                               (82)     102      (48)      80
                                                         -----    -----    -----    -----
                                                         $(219)   $(371)   $(211)   $(343)
                                                         =====    =====    =====    =====

Reconciliation of (accrual) prepaid:
   (Accrued) prepaid pension cost at beginning of year   $(211)   $(343)   $(186)   $(305)
   Minus net periodic cost                                 (18)     (78)     (26)     (76)
   Plus employee contributions                              10       50        1       38
                                                         -----    -----    -----    -----
   (Accrued) prepaid cost at end of year                 $(219)   $(371)   $(211)   $(343)
                                                         =====    =====    =====    =====

 Benefit obligation weighted average assumption as
  of fiscal year-end:
     Discount rate                                       7.00%     7.00%    7.25%    7.25%
     Expected return on plan assets                      7.00%     7.00%    7.25%    7.25%
     Rate of compensation increase                         --        --       --       --

                                                              1 PERCENTAGE POINT INCREASE
                                                        -----------------------------------------
                                                                  2002         2001
                                                                  ----         ----
Impact of 1% change in health care trend rates:
   Effect on total service and interest cost components  N/A      $    (4)         N/A  $   (5)
   Effect on the post retirement benefit obligations     N/A           55          N/A      63
Components of net periodic benefit obligations:
   Service cost                                      $    --      $    --      $    --  $   --
   Interest cost                                          16           51           19      51
   Expected return on plan assets                         --           --           --      --
   Amortization of prior service cost                      9           25            9      25
   Recognized actuarial (gain) loss                       (6)           2           (1)     --
                                                     -------      -------      -------  ------
           Net periodic benefit cost for fiscal year
                ending                               $    19      $    78      $    27  $   76
                                                     =======      =======      =======  ======
Periodic benefit cost weighted average assumptions:
   Discount rate                                       7.25%        7.25%        7.75%   7.25%
   Expected return on plan assets                      7.25%        7.25%        7.75%   7.25%
   Rate of compensation increase                        --           --           --      --


     For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2001. The rate was assumed to decrease to 5.5% for the fiscal year ending March 31, 2002 and remain at that level thereafter.

NOTE 12. LEGAL PROCEEDINGS

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Bank has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff seeks damages of $160,000 plus interest of approximately $150,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. The Bank believes that it has meritorious defenses to all such claims and intends to vigorously defend against them.


NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS (In Thousands)

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the intangible value inherent in deposit relationships (i.e. core deposits) and banking premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair values and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

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

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:

                                                                 MARCH 31, 2002         MARCH 31, 2001
                                                             ---------------------   ---------------------
                                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT   FAIR VALUE
                                                             ------    ----------    ------   ----------
ASSETS
     Cash and due from banks                                 $  5,109   $  5,109   $  5,351   $  5,351
     Short-term investments                                     2,455      2,455     35,718     35,718
     Investment securities                                     73,884     73,884     49,388     49,388
     Net loans                                                368,415    367,893    342,687    350,028
     Accrued interest receivable                                2,530      2,530      2,426      2,426
     Stock in Federal Home Loan Bank of Boston, at cost         8,300      8,300      6,150      6,150
     The Co-operative Central Bank Reserve Fund                 1,576      1,576      1,576      1,576

LIABILITIES
     Deposits                                                $261,907   $262,810   $287,167   $288,297
     Advances from Federal Home Loan Bank of Boston           164,000    183,826    121,000    119,965
     Advance payments by borrowers for taxes and insurance      1,111      1,111      1,220      1,220
     Accrued interest payable                                     618        618        608        608

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (In Thousands)

     The following are the condensed financial statements for Central Bancorp, Inc. (the "Parent Company") only:


                                                    MARCH 31,
                                               -----------------
BALANCE SHEETS                                  2002      2001
----------------------------------------------------------------
ASSETS
Cash deposit in subsidiary bank                $ 1,970   $ 2,153
Investment in subsidiary                        36,785    36,129
ESOP loan                                          199        --
                                               -------   -------
  Total assets                                 $38,954   $38,282
                                               =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued taxes and other liabilities            $    --   $    70
Total stockholders' equity                      38,954    38,212
                                               -------   -------
  Total liabilities and stockholders' equity   $38,954   $38,282
                                               =======   =======




                                                               YEARS ENDED MARCH 31,
                                                        -------------------------------
STATEMENTS OF INCOME                                       2002        2001        2000
---------------------------------------------------------------------------------------
Dividend from subsidiary                                  $ 2,500    $ 4,000    $ 3,012
Non-interest expenses                                         466        266        331
                                                          -------    -------    -------
       Income before income taxes                           2,034      3,734      2,681
Income tax benefit                                           (154)       (87)      (109)
                                                          -------    -------    -------
       Income before cumulative effect of change in
         accounting principle                               2,188      3,821      2,790
Cumulative effect of change in accounting principle            --         --       (234)
                                                          -------    -------    -------
       Income before equity in undistributed net income
         of subsidiary                                      2,188      3,821      2,556
Equity in undistributed net income of subsidiary              672       (712)       777
                                                          -------    -------    -------
        Net income                                        $ 2,860    $ 3,109    $ 3,333
                                                          =======    =======    =======

                                                                      YEARS ENDED MARCH 31,
                                                                  -------------------------------
STATEMENTS OF CASH FLOWS                                             2002      2001       2000
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net income                                                      $ 2,860    $ 3,109    $ 3,333
   Adjustment to reconcile net income to net cash
    provided by operating activities
     Equity in undistributed net income of subsidiary                 (672)       712       (777)
     Decrease (increase) in other assets                                --        100       (100)
     Increase (decrease) in accrued taxes and other  liabilities       (71)        70        (15)
     Cumulative effect of change in accounting principle                --         --        234
                                                                   -------    -------    -------
          Net cash provided by operating activities                  2,117      3,991      2,675
                                                                   -------    -------    -------
Cash flows from investing activities:
   ESOP loan                                                          (199)        --         --
                                                                   -------    -------    -------
Cash flows from financing activities:

   Proceeds from exercise of stock options                             492         --         22
   Purchase of treasury stock                                       (1,924)    (2,187)    (3,043)
   Cash dividends paid                                                (669)      (697)      (689)
                                                                   -------    -------    -------
          Net cash used by financing activities                     (2,101)    (2,884)    (3,710)
                                                                   -------    -------    -------
Net increase (decrease) in cash in subsidiary bank                    (183)     1,107     (1,035)
Cash in subsidiary bank at beginning of year                         2,153      1,046      2,081
                                                                   -------    -------    -------
Cash in subsidiary bank at end of year                             $ 1,970    $ 2,153    $ 1,046
                                                                   =======    =======    =======

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Data)

     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2002 and 2001.

                                                                             2002
                                                     -----------------------------------------------------
                                                          FIRST      SECOND         THIRD         FOURTH
                                                          -----      ------         -----         ------
Interest and dividend income.......................  $   7,599    $   7,180       $  7,052       $   7,442
Interest expense...................................      4,364        3,820          3,344           3,332
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,235        3,360          3,708           4,110
Non-interest income................................        409          337            244            (302)
Non-interest expenses..............................      2,811        2,806          2,467           2,380
                                                     -----------------------------------------------------
     Income before income taxes....................        833          891          1,485           1,428
Income tax.........................................        303          327            536             611
                                                     -----------------------------------------------------
     Net income....................................  $     530    $     564       $    949       $     817
                                                     =====================================================
Earnings per common share-- basic..................  $    0.32    $    0.34       $   0.57       $    0.50
                                                     =====================================================
Earnings per common share-- diluted................  $    0.32    $    0.34       $   0.57       $    0.50
                                                     =====================================================
                                                                             2001
                                                     -----------------------------------------------------
                                                          FIRST      SECOND         THIRD         FOURTH
                                                          -----      ------         -----         ------
Interest and dividend income.......................  $   7,230    $   7,759       $  8,122       $   7,805
Interest expense...................................      3,793        4,297          4,472           4,440
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,437        3,462          3,650           3,365
Non-interest income................................        338          354            444             152
Non-interest expenses..............................      2,576        2,440          2,685           2,629
                                                     -----------------------------------------------------
     Income before income taxes....................      1,199        1,376          1,409             888
Income tax.........................................        434          499            509             321
                                                     -----------------------------------------------------
     Net income....................................  $     765    $     877       $    900       $     567
                                                     =====================================================
Earnings per common share-- basic..................  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================
Earnings per common share-- diluted................  $    0.43    $    0.51       $   0.53       $    0.34
                                                     =====================================================

     During the quarter ended March 31, 2002, the Bank recognized write-downs of $457 for certain marketable equity securities which had experienced a decline in fair value which was judged to be other than temporary.

Independent Auditors' Report



The Board of Directors and Stockholders
Central Bancorp, Inc.:



We have audited the consolidated balance sheets of Central Bancorp, Inc. and subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ KPMG LLP

Boston, Massachusetts
April 25, 2002

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

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

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors -- Security Ownership of Management" in the Proxy Statement.

     (c)  CHANGES IN CONTROL

          Not  applicable.

     (d)  EQUITY COMPENSATION PLANS

          The Company has adopted the 1999 Stock Option and Incentive Plan pursuant to which equity may be awarded to participants. This plan has been approved by stockholders.

          The following table sets forth certain information with respect to the Company's Equity Compensation Plans.

                                                                                                NUMBER OF SECURITIES REMAINING
                                                                                                AVAILABLE FOR FUTURE ISSUANCE
                               NUMBER OF SECURITIES TO BE ISSUED     WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                 UPON EXERCISE OF OUTSTANDING           PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    OPTIONS, WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (a))
-------------                    ----------------------------       ----------------------------     ------------------------
Equity compensation plans                      59,613                        $18.448                        33,299
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total (1)

----------
(1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification or similar event.


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

     (3)  EXHIBITS REQUIRED BY PARAGRAPH (C) OF ITEM 14
          ---------------------------------------------

          See "Item 14(c) -- Exhibits"

(b)  REPORTS ON FORM 8-K -- The Registrant  did not file any Current  Reports on
     -------------------
     Form 8-K during the fourth quarter of the fiscal year ended March 31, 2002.

(c)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.

EXHIBIT NO.          DESCRIPTION
-----------          -----------

3.1*       Articles of Organization of Central Bancorp, Inc.
3.2*       Bylaws of Central Bancorp, Inc.
4.1** Shareholder Rights Agreement, dated as of October 11, 2001, by and between the Central Bancorp, Inc. and EquiServe Trust Company, as Rights Agent
10.1* Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 +
10.2* First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 +
10.3* Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 +
10.4*      Third Amendment to the Employment Agreement between the Bank and John
           D. Doherty, dated January 8, 1999 +
10.5* Termination Agreement, dated March 31, 1992, by and between the Bank and Joseph R. Doherty +
10.6* Consulting Agreement, dated March 31, 1992, by and between the Bank and Joseph R. Doherty +
10.7* Amendment to Consulting Agreement between the Bank and Joseph R. Doherty, dated August 11, 1994 +
10.8*** Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 +
10.9*** Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 +
10.10*** Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 +
10.11*** Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999. +
10.12****  1999 Stock Option and Incentive Plan +
10.13***** Deferred Compensation Plan for Non-Employee Directors +
10.14      Management Incentive Plan +
10.15 Severance Agreement between the Bank and Michael K. Devlin, dated February 25, 2002. +
21         Subsidiaries of Registrant
23         Consent of KPMG LLP

----------
+ Management contract or compensatory plan required to be filed pursuant to Item 14(c).
* Incorporated herein by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
** Incorporated by reference to the Form 8-A filed with the SEC on October 12, 2001.
*** Incorporated herein by reference to the Registration Statement on Form S-8 (File No. 333-71165) filed on January 26, 1999.
**** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.
***** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL BANCORP, INC.


Date: June 24, 2002                     By:  /s/ John D. Doherty
                                             -----------------------------------
                                             John D. Doherty
                                             President, Chief Executive Officer
                                             and Duly Authorized Representative

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ John D. Doherty                                    Date:  June 24, 2002
    -------------------------------------------------
       John D. Doherty
       President, Chief Executive Officer
           and Director

By:  /s/ Michael K. Devlin                                  Date:  June 24, 2002
    -------------------------------------------------
       Michael K. Devlin
       Senior Vice President - Treasurer
          and Chief Financial and
          Accounting Officer

By: /s/ Joseph R. Doherty                                   Date:  June 24, 2002
    -------------------------------------------------
      Joseph R. Doherty
      Chairman of the Board and Director

By: /s/ Terence D. Kenney                                   Date:  June 24, 2002
    -------------------------------------------------
       Terence D. Kenney
       Director

By:                                                         Date:
    -------------------------------------------------
       John G. Quinn
       Director

By:                       .                                 Date:
    -------------------------------------------------
       John F. Gilgun, Jr.
       Director

By:                                                         Date:
    -------------------------------------------------
       Marat E. Santini
       Director

By: /s/ Nancy D. Neri                                       Date:  June 24, 2002
    -------------------------------------------------
       Nancy D. Neri
       Director

By: /s/ Gregory W. Boulos                                   Date:  June 24, 2002
    -------------------------------------------------
       Gregory W. Boulos
       Director