Form 10-K/A
period 2002-03-31
CENTRAL BANCORP INC /MA/
filed 2002-07-25
CIK 1076394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                FORM 10-K/A NO. 1

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

                           Commission File No. 0-25251

                             CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              MASSACHUSETTS                                      04-3447594
------------------------------------------                   ------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                       02144
--------------------------------------------------                 ----------
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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $25.5 million based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market SM on June 21, 2002 ($30.00 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     As of June 21, 2002, there were issued and outstanding 1,632,789 shares of the registrant's common stock, par value $1.00 per share (of which 781,028 shares were deemed held by affiliates).

================================================================================

EXPLANATION FOR AMENDMENT:

     The Annual Report on Form 10-K of Central Bancorp, Inc. (the "Company") for the fiscal year ended March 31, 2002 (the "2002 Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on June 28, 2002 is being amended hereby to include the items listed below:

         ITEM             DESCRIPTION
         ----             -----------

         Item 10.         Directors and Executive Officers of the
                             Registrant
         Item 11.         Executive Compensation
         Item 12.         Security Ownership of Certain Beneficial
                             Owners and Management and Related
                             Stockholder Matters
         Item 13.         Certain Relationships and Related Transactions

     As originally filed, the Company's 2002 Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2002 as required by Instruction G.(3), Items 10, 11, 12 and 13 in Part III of the 2002 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Set forth below is information about the directors and executive officers and significant employees of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Executive officers are elected annually by the Board of Directors. Each current director became a director of the Company upon its incorporation in 1998, except for John G. Quinn who was elected to the Board of Directors in 1999 and Nancy D. Neri, who was appointed to the Board of Directors in 1999. Unless indicated otherwise, the positions stated for each individual are positions held in the Company's principal subsidiary, Central Co-operative Bank (the "Bank"), and the positions stated are positions which are currently held.

                                                                                YEAR FIRST
                                                                                ELECTED OR           PRESENT
                                           POSITIONS WITH                        APPOINTED           TERM TO
NAME                        AGE              THE COMPANY                     DIRECTOR OF BANK        EXPIRE
----                        ---            ---------------                   ----------------        -------
Marat E. Santini            77        Director of the Company and the            1972                  2002
                                      Bank
John F. Gilgun, Jr.         78        Director of the Company and the            1987                  2002
                                      Bank
John G. Quinn               39        Director of the Company and the            1999                  2002
                                      Bank
Joseph R. Doherty           78        Chairman, Director of the                  1958                  2003
                                      Company and the Bank
Terence D. Kenney           86        Director of the Company and the            1975                  2003
                                      Bank
Nancy D. Neri               46        Director of the Company and the            1999                  2003
                                      Bank
Gregory W. Boulos           45        Director of the Company and the            1998                  2004
                                      Bank
John D. Doherty             44        President, Chief Executive                 1983                  2004
                                      Officer and Director of the
                                      Company, the Bank, Central
                                      Securities Corporation ("Central
                                      Securities") and Central
                                      Preferred Capital Corporation
                                      ("Central Preferred")
David W. Kearn              60        Senior Vice President - Lending             --                    --
                                      and Retail Banking; Director of
                                      Central Securities and Central
                                      Preferred
Michael K. Devlin           51        Senior Vice President,                      --                    --
                                      Treasurer/Chief Financial
                                      Officer of the Company
                                      and the Bank; Treasurer and
                                      Director of Central Securities
Paul S. Feeley              55        Senior Vice President and                   --                    --
                                      Chief Information Officer;
                                      Treasurer and Director of
                                      Central Preferred
William P. Morrissey        74        Senior Vice President -                     --                    --
                                      Corporate Affairs

     MARAT E. SANTINI was the Office Manager of Santini, Inc., a general construction contractor located in Arlington, Massachusetts, until January 31, 1990. He is now retired and acts as a consultant to Santini, Inc.

     JOHN F. GILGUN, JR., is the sole owner of the John F. Gilgun Agency, a real estate agency located in Woburn, Massachusetts. He is a member of the Woburn Lodge of Elks and the American Legion. Mr. Gilgun is the former Mayor of the City of Woburn, Massachusetts.

     JOHN G. QUINN has been the President of Quinn Printing Company, Inc., a printing and graphics firm located in Newton, Massachusetts, since 1990. He is a member of Catholic Charities, the Genesis Fund, the Art Institute of Boston, the Treasurers Club of Boston, the Financial Executives Institute of Boston, Printing Industry of New England, Printing Industry of America and the Small Business Association of New England. Mr. Quinn is also active in Tenacity, a non-profit program for inner-city youth, and Coats for Kids.

     JOSEPH R. DOHERTY served as President of the Bank from 1958 until April 1986. From April 1986 until March 31, 1992, Mr. Doherty served as Chairman of the Board of Directors and Chief Executive Officer, responsible for guiding the overall operations of the Bank. As of March 31, 1992, Mr. Doherty retired as Chief Executive Officer of the Bank, although he remains Chairman of the Board. Mr. Doherty is the father of President and Chief Executive Officer, John D. Doherty.

     TERENCE D. KENNEY was Senior Vice President of the Bank from 1975 to September 1986. He recently retired as Chairman of the Board of Assessors of the City of Woburn, Massachusetts, a post he had held for 23 years. Mr. Kenney is a member of the Woburn Elks Lodge, the Woburn Knights of Columbus and Woburn Kiwanis Club.

     NANCY D. NERI is the  President  and  Funeral  Director  for the  George L.
Doherty   Funeral   Service,   Inc.,  a  funeral  home  located  in  Somerville,
Massachusetts.

     GREGORY W. BOULOS is a partner in CB Richard Ellis/The Boulos Company of Portland, Maine, which is Maine's largest commercial real estate brokerage and development firm, specializing in the sale and leasing of commercial/industrial properties and the brokerage of investment properties. Mr. Boulos is a past director of Junior Achievement, The Center for Dental Health, and The Portland Symphony Orchestra. He is also a past Chairman of both the Cumberland County Civic Center and Catholic Charities Maine Board of Directors. Mr. Boulos is a member of the Portland Chamber of Commerce, the Maine Commercial Association of Realtors, the National Association of Realtors, a Trustee of Mercy Hospital, and Director of Wayneflete School.

     JOHN D. DOHERTY is the President and Chief Executive Officer of the Company and the Bank. He was elected President of the Bank in April 1986. As President, Mr. Doherty is responsible for the day-to-day operations of the Bank and reports on the Bank's operations directly to the Board of Directors. Commencing April 1, 1992, Mr. Doherty also became the Chief Executive Officer of the Bank. Mr. Doherty also serves as the president and a director of the Bank's subsidiaries, Central Securities Corporation and Central Preferred Capital Corporation. He has been employed by the Bank in various capacities since 1981. Mr. Doherty holds an M.B.A. degree from Boston University and a B.A. in Business Administration from Babson College. Mr. Doherty is Chairman of the Co-operative Central Bank and a Trustee of the Co-operative Bank Employee Retirement Association. He is a member of the Somerville Kiwanis Club, a former director of the Somerville Chamber of Commerce, former Treasurer of the Woburn Development Corporation and a former member of the Somerville High School Scholarship Committee, the Woburn Kiwanis Club, and the Needham Business Association, a past president of the Economy Club of Cambridge and a former Lieutenant of the Hamilton Auxiliary Police. Mr. Doherty is the son of Chairman of the Board Joseph R. Doherty.

     DAVID W. KEARN joined the Bank in June 1993 as Senior Vice President - Retail Banking. From 1990 to 1993, Mr. Kearn was a Vice President of Loan Administration at Somerset Savings Bank, Somerville, Massachusetts and was Senior Vice President/Branch Administration at United States Trust Company from 1987 to 1990. He serves on the Board of Directors of the Somerville Boys Club. He also serves as a director of the Bank's subsidiaries, Central Securities Corporation and Central Preferred Capital Corporation.

     MICHAEL K. DEVLIN joined the Bank in February 2002 as Senior Vice President, Treasurer and Chief Financial Officer. He also serves as a director and treasurer of the Bank's subsidiary, Central Securities Corporation. From 1997 until joining the Bank, Mr. Devlin, who is a Certified Public Accountant, was a Financial Consultant to the banking industry in Massachusetts. Between 1973 and 1997, he was a member of the accounting and business advisory practice of Arthur Andersen LLP, where he served as a partner for 11 years.

     PAUL S. FEELEY joined the Bank in July 1997 as Senior Vice President, Treasurer and Chief Financial Officer and became Senior Vice President and Chief Information Officer in February 2002. Mr. Feeley is a member of the Financial Managers Society of which he is a former local chapter President and National Director. He is also a member of the Massachusetts Society of CPAs and serves on its Financial Institutions Committee. From 1993 to 1997, Mr. Feeley was Senior Vice President and Treasurer of Bridgewater Credit Union. Prior to 1993, Mr. Feeley was Senior Vice President, Chief Financial Officer and Clerk of the Corporation at The Cooperative Bank of Concord, Acton, Massachusetts. Mr. Feeley also serves as a director and treasurer of Central Preferred Capital Corporation.

     WILLIAM P. MORRISSEY joined the Bank in November 1992 as Senior Vice President for Corporate Affairs representing the Bank in outside banking and business organizations. Mr. Morrissey is Chairman of the Board of the Federal Home Loan Bank of Boston. Prior to 1986, Mr. Morrissey served as Executive Vice President for Corporate Affairs at The Boston Five Cents Savings Bank, and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the Securities Exchange Act of 1934, the Company's officers and directors and all persons who own more than ten percent of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations from such persons that no annual reports of changes in beneficial ownership were required, the Company believes during the fiscal year ended March 31, 2002 and the prior fiscal year all Reporting Persons have complied with these reporting requirements, except for John F. Gilgun, Jr. who was delinquent reporting one transaction.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and each other executive officer of the Company whose salary and bonus earned in fiscal year 2002 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries (the "Named Executive Officers").

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                                                              AWARDS
                                                   ANNUAL COMPENSATION                     ------------
                                            ----------------------------------------        SECURITIES
    NAME AND                       FISCAL                             OTHER ANNUAL          UNDERLYING        ALL OTHER
PRINCIPAL POSITION                  YEAR    SALARY        BONUS(1)   COMPENSATION(2)          OPTIONS      COMPENSATION(3)
------------------                  ----    ------        --------   ---------------          -------      ---------------
John D. Doherty                     2002    $  272,160    $     --       $      --                --         $ 31,842
  President and Chief               2001       259,200      51,760              --            12,573           32,401
  Executive Officer                 2000       244,915      45,000              --            13,066           29,731

David W. Kearn                      2002       133,505          --              --                --           20,644
  Senior Vice President/            2001       127,148      20,343              --             4,354           23,311
  Lending and Retail Banking        2000       121,536      20,000              --             4,524           21,929

Paul S. Feeley                      2002       124,405          --              --                --           12,874
  Senior Vice President/            2001       120,781      14,493              --             2,757           15,299
  Chief Information Officer         2000       114,942      10,000              --             2,865           15,873

William P. Morrissey                2002       121,133          --              --                --           19,359
  Senior Vice President for         2001       115,365      13,843              --             2,634           21,450
  Corporate Affairs                 2000       109,731      10,000              --             2,736           19,316

____________
(1) Reflects fiscal year for which bonus was earned. For fiscal 2002, no bonus was earned under the Bank's Management Incentive Plan.
(2) Does not include perquisites which totaled less than ten percent of annual salary and bonus.
(3)  For  fiscal  year  2002,  consists  of  $4,250,  $2,625,  $636 and  $2,625, respectively, in Company contributions to the defined contribution retirement plan, $1,123, $1,207, $1,207 and $1,207, respectively, in paid life insurance premiums and the value of 1,195, 759, 498 and 701 shares, based on $22.15 per share (the last reported sale price of such shares on the effective date of the allocation, October 31, 2001), allocated to the ESOP accounts of Messrs. Doherty, Kearn, Feeley and Morrissey, respectively.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES. The following table sets forth information regarding option exercises during the last fiscal year and the values of options held by the Named Executive Officers at the end of fiscal year 2002.

                                                             NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                            SHARES                        OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END (2)
                          ACQUIRED ON          VALUE      ----------------------------    -----------------------------
NAME                       EXERCISE         REALIZED(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                       --------         -----------   -----------    -------------    -----------     -------------
John D. Doherty             25,000           $116,010       25,639             --         $ 237,869       $      --
David W. Kearn                --                --           8,878             --            82,369              --
Paul S. Feeley                --                --           5,622             --            52,160              --
William P. Morrissey          --                --           5,370             --            49,824              --

--------
(1) Based on the difference between the aggregate exercise price and aggregate market value of shares acquired as of the date of exercise.
(2) Value is based on the difference between the aggregate market value of shares underlying the unexercised in-the-money options at March 31, 2002 ($27.75 per share based on the closing sale price reported on the Nasdaq National Market SM) and the aggregate exercise price of these options. Options are considered in-the-money if the value of the underlying securities exceeds the exercise price of the options.

     EMPLOYMENT, CONSULTING AND SEVERANCE AGREEMENTS. The Bank has entered into an employment agreement (the "Employment Agreement") with John D. Doherty, President. The Employment Agreement provides for a term of five years and an automatic annual extension of the term of employment for an additional one-year period beyond the then-effective expiration date unless either the Bank or Mr. John D. Doherty gives written notice that the Employment Agreement will not be extended further. The current base annual salary of John D. Doherty is $272,160. The Employment Agreement also provides for annual salary review by the Board of Directors, as well as inclusion of Mr. John D. Doherty in any discretionary bonus plans, customary fringe benefits, vacation and sick leave and disability payments of the Bank. The Employment Agreement is terminated upon death and is terminable by the Bank for "just cause" as defined in the Employment Agreement. If the Bank terminates Mr. John D. Doherty without just cause, he is entitled to a continuation of his salary for the remaining term of the Employment Agreement. Mr. John D. Doherty may terminate the Employment Agreement upon 90 days notice to the Bank.

     The Employment Agreement provides that in the event of his involuntary termination of employment in connection with, or within three years after, any change in control of the Bank or the Company, Mr. John D. Doherty will be paid within 10 days of such termination an amount equal to the difference between (i)
2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under
Section 280G(b)(2) of the Internal Revenue Code, that Mr. John D. Doherty receives on account of the change in control. The term "change in control" is defined as the acquisition, by any person or entity, of the ownership, holding or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, under the Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Employment Agreement also provides for a similar lump sum payment to be made in the event of Mr. John D. Doherty's voluntary termination of employment within three years following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by Mr. John D. Doherty, including (i) the requirement that he perform his principal executive functions more than 35 miles away from his primary office, (ii) a reduction in his base compensation as in effect prior to the change in control, (iii) the failure of the Bank to provide Mr. John D. Doherty with compensation and benefits substantially similar to those provided to him at the time of the change in control under any employee benefit plans in which he becomes a participant, (iv) the assignment to Mr. John D. Doherty of material duties and responsibilities other than those normally associated with his position with the Bank, and (v) a material reduction in his authority and responsibility. In the event that a dispute arises between Mr. John D. Doherty and the Bank, as to the terms or interpretation of the Employment Agreement, Mr. John D. Doherty will be reimbursed for all reasonable expenses arising from such dispute. Payments made under these "change in control" provisions are in lieu of any rights to which Mr. John D. Doherty would be entitled in the event his employment was terminated without just cause. If the change in control provisions had been triggered as of March 31, 2002, Mr. John D. Doherty would have received up to approximately $850,000.

     In connection with Joseph R. Doherty's retirement as Chief Executive Officer of the Bank effective March 31, 1992, the Bank and Joseph R. Doherty entered into a Consulting Agreement whereby the Bank retained Mr. Doherty as a consultant to the Bank and its Board of Directors and as Chairman of the Board. Pursuant to the Consulting Agreement, Mr. Doherty receives $100,000 annually in addition to use of an office and secretary, reimbursement for certain business-related dues and expenses, group health and life insurance benefits for him and his dependents and use of an automobile. The Consulting Agreement currently provides for a term of one year and is subject to automatic annual extensions for additional one-year periods, unless written notice from the Bank or Mr. Doherty directs otherwise. Mr. Doherty's Consulting Agreement may be terminated by the Board of Directors at any time for "just cause," as defined in the Consulting Agreement. In addition, the Board may terminate Mr. Doherty at any time for reasons other than "just cause," however, under such circumstances Mr. Doherty shall be entitled to the salary and benefits payable under the Consulting Agreement until its expiration. Mr. Doherty may terminate the Consulting Agreement upon giving the Board of Directors 60 days prior written notice. During fiscal 2002, Mr. Doherty waived the receipt of all compensation and the use of the automobile under this Consulting Agreement due to health reasons. He did receive directors fees of $10,050 for Board meetings attended during fiscal 2002 and health and life insurance benefits in the amount of $3,437 and $1,146, respectively.

     The Bank has entered into severance agreements (the "Severance Agreements") with David W. Kearn, Senior Vice President/Lending & Retail Banking, Michael K. Devlin, Senior Vice President, Treasurer, and Chief Financial Officer, Paul S. Feeley, Senior Vice President/Chief Information Officer and William P. Morrissey, Senior Vice President for Corporate Affairs. The Severance Agreements each provide for a term of three years and an automatic annual extension of the term of employment for an additional one-year period beyond the then-effective expiration date, unless either the Bank or Messrs. Kearn, Devlin, Feeley or Morrissey gives written notice that the Severance Agreement will not be extended further. The Severance Agreements provide that in the event of their involuntary termination of employment in connection with, or within one year after, any change in control of the Company or the Bank, Messrs. Kearn, Devlin, Feeley and Morrissey will be paid within 10 days of such termination an amount equal to two times their annual base salary at the rate just prior to the change in control provided, however, the amount received shall in no event exceed the difference between (i) 2.99 times their "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that they receive on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership, holding, or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Severance Agreements also provide for a similar lump sum payment in the event of Messrs. Kearn's, Devlin's, Feeley's or Morrissey's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by Messrs. Kearn, Devlin, Feeley or Morrissey, including (i) the requirement that they perform their principal executive functions more than 35 miles away from their primary office, (ii) a reduction in the their base compensation as in effect prior to the change in control, (iii) the failure of the Company or the Bank to provide them with compensation and benefits substantially similar to those provided to them at the time of the change in control under any employee benefit plans in which they become a participant, (iv) the assignment to them of material duties and responsibilities other than those normally associated with their position with the Bank, and (v) a material reduction in their authority and responsibility. In the event that a dispute arises between Messrs. Kearn, Devlin, Feeley or Morrissey and the Bank, as to the terms or interpretation of the Severance Agreements, they will be reimbursed for all reasonable expenses arising from such dispute. If the change in control provisions had been triggered as of March 31, 2002, Messrs. Kearn, Devlin, Feeley and Morrissey would have received up to approximately $267,000, $295,000, $249,000 and $242,000, respectively.

     PENSION PLAN. The following table illustrates the maximum estimated annual benefits payable upon retirement pursuant to the Bank's defined benefit pension plan based upon the pension plan formula for specified final average earnings and specified years of service.

     FINAL                                                  YEARS OF SERVICE
    AVERAGE           --------------------------------------------------------------------------------------------
    EARNINGS             10               15               20              25               30               35
    --------          --------          --------         -------         -------          -------          -------
   $ 25,000           $ 2,500           $ 3,750          $ 5,000         $ 6,250          $ 7,500          $ 8,750
     50,000             5,528             8,292           11,056          13,820           16,583           19,347
    100,000            13,028            19,542           26,056          32,570           39,083           45,597
    150,000            20,528            30,792           41,056          51,320           61,583           71,847
    175,000            24,278            36,417           48,556          60,695           72,833           84,972
    200,000            25,028            37,542           50,056          62,570           75,083           87,597
    250,000            25,028            37,542           50,056          62,570           75,083           87,597
    300,000            25,028            37,542           50,056          62,570           75,083           87,597

     Benefits are hypothetical amounts only. Currently, the maximum annual benefit payable under the pension plan is $160,000. Final average earnings in excess of $228,973 are not covered under the pension plan for pre-1994 accruals, and final average earnings in excess of $180,000 are not covered under the pension plan for post-1993 accruals. "Final average earnings," which are based upon a participant's highest three consecutive years of compensation, consist of compensation that would appear under the "Salary" and "Bonus" columns of the Summary Compensation Table. Benefits under the pension plan become 100% vested over a six-year period, with 20% of such benefits vesting upon the completion of each of the second through sixth years of credited service under the pension plan. As of March 31, 2002, Messrs. Doherty, Kearn, Feeley and Morrissey had approximately 20, eight, four and nine years, respectively, of credited service under the pension plan. Benefits set forth in the preceding table are computed as a single life annuity and are not subject to any deduction for Social Security or other offset amounts.

DIRECTOR COMPENSATION

     Directors of the Company are each paid a fee of $450 per Board meeting attended. The Chairmen of the Finance Committee and the Security (or loan review) Committee each are paid a fee of $660 for each meeting of the respective committee which they attend in their capacities as chairman. Members of both the Finance and Security Committees each receive a fee of $350 per meeting attended. The President does not receive any director's or committee fees. Director Terence D. Kenney receives an additional $567 per month as a consulting fee for services rendered in connection with the Bank's Woburn branches. Chairman Doherty receives $800 per meeting as a Director and a member of the Security Committee.

     The Company has established a Deferred Compensation Plan for Non-Employee Directors pursuant to which directors who are not employees of the Company or the Bank are eligible to defer all or a portion of their director fees. Deferred fees are credited to an account in a grantor trust and invested in shares of the Common Stock. Shares allocated to a director's account are to be paid out in equal annual installments over a three-year period beginning six months after the director ceases to be a director. Shares held in the Deferred Compensation Plan for Non-Employee Directors are voted by the trustees in accordance with the direction of the Board of Directors. During the year ended March 31, 2002, 1,100 and 403 shares were credited to the accounts of Directors Boulos and Neri, respectively, who were the only directors participating in the Deferred Compensation Plan for Non-Employee Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. The function of administering the Company's executive compensation policies is currently performed by the Finance Committee of the Board of Directors, which is composed entirely of outside directors. The Committee is responsible for developing and making recommendations to the Board concerning compensation paid to the Chief Executive Officer and each of the other executive officers and for overseeing all aspects of the Company's executive compensation program, including employee and executive benefit plans. Because the Company does not have any executive officers who are not also executive officers of the Bank, this discussion refers to the executive officers of the Bank, rather than the Company.

     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION. The Committee has sought to design and implement an executive compensation program that will achieve the following goals:

     o attract and retain qualified executives through competitive base salaries and benefits;
     o motivate executive management to achieve short-term corporate performance goals through cash incentives; and
     o align the interests of senior management with those of stockholders and promote the long-term performance of the Bank through equity incentives.

     To achieve these goals, the Committee has incorporated the following elements into the Bank's executive compensation program:

     BASE SALARIES AND BENEFITS. Working with outside consultants, the Committee has developed a competitive salary and benefit structure for the Bank's executive officers. Based on surveys of compensation practices at similarly sized institutions in the northeastern United States, the Committee has established recommended salary ranges for each position level. The salary structure has been developed so that the midpoint for each salary range approximates the competitive market midpoint for the range. Salaries are reviewed and adjusted within the range annually based on competitive considerations. The Committee seeks to maintain the competitiveness of its salary structure by reviewing a comprehensive analysis of market compensation practices at least every two years.

     MANAGEMENT INCENTIVE PROGRAM. During the 2002 fiscal year, the Bank adopted a management incentive program which provides cash incentives payments to eligible members of management provided that certain corporate performance criteria are met. Under the Incentive Plan, eligible officers may receive bonuses equal to a specified percentage of their salary provided that various corporate performance goals have been satisfied. Performance goals for fiscal 2002 focused on Bank profitability. The Incentive Plan provides for increased incentives if corporate performance goals are exceeded.

     STOCK OPTIONS. To better align the interests of management with those stockholders and to promote long-term performance, the Committee has determined that specified senior officers should be compensated through grants of stock options based on their contribution to the achievement of corporate performance goals and individual merit. For each fiscal year, the Committee reserves a specified number of options for grant to eligible executive officers with one half of such options reserved for contribution grants and half for merit grants. All options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years. Option grants, however, are discretionary with the Committee and no options were granted during fiscal 2002.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. For fiscal year 2002, the Committee determined to increase the Chief Executive Officer's base salary by approximately 5% after considering a variety of factors, including the salary ranges previously established, the relative positions of the Chief Executive Officer and other executive officers within those ranges and an analysis of salaries being paid by Northeast commercial banks and savings institutions in the asset range of $250 million to $500 million. Based on the Bank's performance relative to the targets established under the Management Incentive Plan, the Chief Executive Officer did not receive a cash bonus.

                        MEMBERS OF THE FINANCE COMMITTEE
                        (which serves as the Compensation Committee)

                        GREGORY W. BOULOS
                        TERENCE D. KENNEY
                        NANCY D. NERI
                        JOHN G. QUINN

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company and Bank had no "interlocking" relationships existing on or after January 1, 1997 in which (i) any executive officer of the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Finance Committee of the Bank, (ii) any executive officer of the Bank served as a director of another entity, one of whose executive officers served on the Finance Committee of the Bank, or (iii) any executive officer of the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of the Bank's Board of Directors. No member of the Finance Committee of the Board of Directors of the Company or the Bank was (a) an officer or employee of the Company or the Bank or any of its subsidiaries during the fiscal year ended March 31, 2002, (b) (other than Director Kenney) a former officer of the Company or the Bank or any of its subsidiaries, or (c) an insider (i.e., director, officer, director or officer nominee, greater than 5% stockholder, or immediate family member of the foregoing) of the Company or the Bank and directly or indirectly engaged in transactions with the Bank or any subsidiary involving more than the $60,000 during the fiscal year ended March 31, 2002.

STOCK PRICE PERFORMANCE GRAPH

     The graph and table which follow show the cumulative total return on the Common Stock of the Bank and the Company from March 31, 1997 through March 31, 2002 compared with the cumulative total return of (i) an index of Nasdaq commercial banks and (ii) the S&P 500 Index (the "S&P 500"). Cumulative total return on the stock or the index equals the total increase in value since March 31, 1997, assuming reinvestment of all dividends paid on the stock or the index, respectively. The graph and table were prepared assuming that $100 was invested at the closing price on March 31, 1997 in the Common Stock of the Bank and in each index. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index. Up to January 8, 1999, information is for the Common Stock of Central Co-operative Bank. After January 8, 1999, information is for the Common Stock of Central Bancorp, Inc.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PEFORMANCE OF SELECTED INDICES

     [Line graph appears here depicting the cumulative total shareholder return of $100 invested in the Common Stock as compared to $100 invested in the Nasdaq Bank Index and the S&P 500 Index. Line graph begins at March 31, 1997 and plots the cumulative return at March 31, 1998, 1999, 2000, 2001 and 2002. The plot points are provided below.]


                         3/31/97   3/31/98   3/31/99  3/31/00  3/31/01  3/31/02
                         -------   -------   -------  -------  -------  -------
Central Bancorp, Inc.     100.0     197.4     107.8     97.5    120.8    189.6
S&P 500                   100.0     148.3     176.1    208.3    163.0    163.6
NASDAQ Bank Index         100.0     160.8     131.1    120.5    143.5    176.1

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth, as of March 31, 2002, certain information as to those persons who were the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock.

                                                                                 PERCENT OF SHARES
NAME AND ADDRESS                                      AMOUNT AND NATURE           OF COMMON STOCK
OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP (1)        OUTSTANDING (2)
-------------------                               ------------------------       -----------------
Central Co-operative Bank
   Employee Stock Ownership Plan Trust
399 Highland Avenue
Somerville, Massachusetts  02144                           150,636  (3)                9.23%

Jeffrey L. Gendell
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
200 Park Avenue, Suite 3910
New York, New York 10166                                   161,400  (4)                9.88%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401                            102,400                     6.27%

John D. Doherty
Joseph R. Doherty
Joseph R. Doherty Family Limited
   Partnership, L.P.
399 Highland Avenue
Somerville, Massachusetts  02144                           202,205  (5)               12.19%

Financial Edge Fund, L.P.
Financial Edge - Strategic Fund, L.P.
Goodbody/PL Capital, L.P.
PL Capital, LLC
Goodbody/PL Capital LLC
John Wm. Palmer
Richard J. Lashley
Garrett Goodbody
20 East Jefferson Avenue, Suite 22
Naperville, Illinois  60540
Richard Fates
95 Rock Maple Avenue
Hamilton, Massachusetts  01982                             155,368  (6)                9.52%

_______________
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Common Stock as to which he or she has sole or shared voting or investment power, or has a right to acquire beneficial ownership at any time within 60 days of March 31, 2002. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the listed persons have direct ownership and sole voting and dispositive power.
(2) For purposes of calculating percentage ownership, the number of shares of Common Stock outstanding includes any shares which the beneficial owner has the right to acquire within 60 days of March 31, 2002.
(3) Of the shares beneficially owned by the Central Co-operative Bank Employee Stock Ownership Plan Trust ("ESOP"), 125,973 shares have been allocated to participating employees over which shares Directors Boulos and Kenney, as co-trustees of the ESOP (the "ESOP Trustees"), may be deemed to have shared voting and sole investment power, and 24,663 shares have not been allocated, as to which shares the ESOP Trustees generally would vote in the same proportion as voting directions received from voting ESOP participants.
(4) According to their statement on Schedule 13G as amended January 22, 2002, each of the reporting persons shares voting and dispositve power over the listed shares.
(5) Includes 25,639 shares of Common Stock which John D. Doherty has the right to acquire pursuant to stock options exercisable within 60 days of March 31, 2002 and 12,661 shares allocated to his account in the ESOP. Each of John D. Doherty, Joseph R. Doherty and the Joseph R. Doherty Family Limited Partnership, L.P. disclaims beneficial ownership of any shares held by the other.
(6) According to Amendment No. 6 to their Schedule 13D, filed June 12, 2002, includes 113,900 and 23,200 shares owned by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs.



     Palmer and Lashley are the managing members, 12,168 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which Messrs. Palmer, Lashley and Goodbody are the managing members and 600, 5,000 and 500 shares beneficially owned by Messrs. Lashley, Goodbody and Fates, respectively, in their individual capacities.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table provides information as of March 31, 2002 concerning ownership of the Company's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                                             BENEFICIAL OWNERSHIP (1)
                                                    ------------------------------------------------
                                                     NUMBER                        PERCENTAGE OF
NAME                                                OF SHARES                  SHARES OUTSTANDING(2)
----                                                ---------                  ---------------------
Marat E. Santini                                       2,363                           0.14%
John F. Gilgun, Jr.                                    1,575                           0.09%
John G. Quinn                                          1,200                           0.07%
Joseph R. Doherty                                     60,675                           3.72%
Terence D. Kenney1,                                      541 (3)                       0.09%
Nancy D. Neri                                            200 (4)                       0.01%
Gregory W. Boulos                                      5,500 (3)(4)                    0.34%
John D. Doherty                                      141,530 (5)                       8.53%
David W. Kearn                                        14,706 (6)                       0.90%
Paul S. Feeley                                         7,610 (7)                       0.46%
William P. Morrissey                                  11,162 (8)                       0.68%

All directors and executive
  officers as a group (12 persons)                   249,565 (9)                      14.87%

-----------
(1) For definition of beneficial ownership, see footnote 1 to the table in Item 12(a) of this Annual Report on Form 10-K.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of March 31, 2002 held by that individual or group.
(3) Does not include 150,636 shares held by the ESOP, over which shares the ESOP Trustees, Directors Boulos and Kenney, may be deemed to have shared or sole voting and/or investment power.
(4) Excludes shares credited to their accounts in the Deferred Compensation Plan for Non-Employee Directors.
(5) Includes 25,639 shares of Common Stock which he has the right to acquire pursuant to stock options exercisable within 60 days of March 31, 2002 and 12,661 shares allocated to his account in the ESOP.
(6) Includes 5,828 shares allocated to his account in the ESOP and 8,878 shares which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2002.
(7) Includes 1,988 shares allocated to his account in the ESOP and 5,622 shares which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2002.
(8) Includes 5,792 shares allocated to his account in the ESOP and 5,370 shares which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2002.
(9) Includes 45,509 shares of Common Stock which may be acquired pursuant to stock options exercisable within 60 days of March 31, 2002, 26,269 shares allocated to the ESOP accounts of directors and executive officers and 1,503 shares held by the trust for the Deferred Compensation Plan for Non-Employee Directors which are voted as directed by the Board of Directors. Does not include unallocated shares held by the ESOP, over which shares the ESOP Trustees may be deemed to have shared or sole voting and/or investment power.

     (c)  CHANGES IN CONTROL

     The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

     (D)  EQUITY COMPENSATION PLANS

     The Company has adopted the 1999 Stock Option and Incentive Plan pursuant to which equity may be awarded to participants. This plan has been approved by stockholders.

     The following table sets forth certain information with respect to the Company's Equity Compensation Plans:

                                                                                              NUMBER OF SECURITIES REMAINING
                                                                                              AVAILABLE FOR FUTURE ISSUANCE
                             NUMBER OF SECURITIES TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE    UNDER EQUITY COMPENSATION
                               UPON EXERCISE OF OUTSTANDING         PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                 OPTIONS, WARRANTS AND RIGHTS      OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
-------------               ---------------------------------   ----------------------------  ------------------------------
Equity compensation plans
  approved by security holders           59,613                      $ 18.448                     33,299

Equity compensation plans not
  approved by security holders              0                            0                           0

      Total (1)

----------
     (1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification, recapitalization or similar event.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Bank engages in transactions with affiliates of the Bank on the same terms and other conditions as those offered to unaffiliated parties. Loans by the Bank made to Directors, officers and employees are made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. Massachusetts law provides that co-operative banks are limited in the amount of money they may lend an officer of the Bank. These limits are $275,000 for a mortgage on a primary residence, $75,000 loans for educational purposes and $20,000 for all other types of loans in total. This restriction does not apply to non-officer employees of the Bank or to its outside Directors. Any loans existing prior to the implementation of this restriction are grandfathered. The same loans available to the public are available to Directors, officers and employees.

     In August 2001, the Company agreed to lend the ESOP sufficient funds to acquire up to an additional 5% of the outstanding Common Stock. The ESOP's trustees are Directors Boulos and Kenney. As of March 31, 2002, the Company had lent the ESOP an aggregate of $199,000 which was the highest amount of indebtedness outstanding since the beginning of the 2002 fiscal year. The ESOP loan bears interest at the prime rate. In addition, the ESOP was indebted to the Bank in the amount of $107,000 on a loan originally made in 1997. From time to time, the Bank retains Santini, Inc., a firm controlled by members of Director Santini's immediate family, to perform various general contracting services. During fiscal 2002, the Bank paid Santini, Inc. a total of $145,420 for such services.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRAL BANCORP, INC.





Date: July 24, 2002        By:/s/ Michael K. Devlin
                               ----------------------------------------------
                               Michael K. Devlin
                               Senior Vice President, Treasurer, Chief
                               Financial Officer and Duly Authorized
                               Representative