Form 10-Q
period 2002-06-30
CENTRAL BANCORP INC /MA/
filed 2002-08-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002
                              -------------

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

                                 (617) 628-4000
                          -----------------------------
                          REGISTRANT'S TELEPHONE NUMBER




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---

       Common Stock, $1.00 par value                   1,659,933
       -----------------------------          -----------------------------
                 Class                        Outstanding at August 9, 2002

                             CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                  March 31, 2002 and June 30, 2002                          1

                  Consolidated Statements of Income for the three
                  months ended June 30, 2002 and 2001                       2


                  Consolidated Statements of Changes in Stockholders'
                  Equity for the three months ended June 30, 2002 and 2001  3


                  Consolidated Statements of Cash Flows for the three
                  months ended June 30, 2002 and 2001                       4


                  Notes to Unaudited Consolidated Financial Statements      5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations                      9


                  Liquidity and Capital Resources                           11

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                               11

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities and Use of Proceeds                 13

         Item 3.  Defaults upon Senior Securities                           13

         Item 4.  Submission of Matters to a Vote of Security Holders       13

         Item 5.  Other Information                                         13

         Item 6.  Exhibits and Reports on Form 8-K                          13

SIGNATURES

Item 1. Financial Statements

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                     June 30,             March 31,
 (Dollars in Thousands)                                                                  2002                  2002
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
Cash and due from banks                                                           $     6,826           $     5,109
Short-term investments                                                                 14,677                 2,455
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         21,503                 7,564
                                                                                  -----------           -----------
Due from brokers                                                                        3,970                    --
Investment securities available for sale (amortized cost of $69,542
     at June 30, 2002 and $74,935 at March 31, 2002)                                   68,977                73,884
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  78,853                83,760
                                                                                  -----------           -----------
Loans (Note 2)                                                                        363,135               371,707
Less allowance for loan losses                                                          3,293                 3,292
                                                                                  -----------           -----------
     Net loans                                                                        359,842               368,415
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,710                 2,530
Banking premises and equipment, net                                                     1,879                 1,836
Deferred tax asset, net                                                                 1,519                 1,289
Goodwill, net (Note 1)                                                                  2,232                 2,232
Other assets                                                                              764                   593
                                                                                  -----------           -----------
    Total assets                                                                  $   473,272           $   468,219
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                               $   271,073           $   261,907
  Advances from Federal Home Loan Bank of Boston                                      159,255               164,000
  Advance payments by borrowers for taxes and insurance                                   815                 1,111
  Accrued expenses and other liabilities                                                3,058                 2,247
                                                                                  -----------           -----------
    Total liabilities                                                                 434,201               429,265
                                                                                  -----------           -----------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                             --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    1,999,588 issued at June 30, 2002 and March 31, 2002                                2,000                 2,000
  Additional paid-in capital                                                           12,002                11,934
  Retained income                                                                      34,004                33,141
  Treasury stock (367,036 shares at June 30, 2002 and 366,799
     shares at March 31, 2002), at cost                                                (7,196)               (7,189)
  Accumulated other comprehensive income (loss) (Note 4)                                 (293)                 (626)
  Unearned compensation - ESOP                                                         (1,446)                 (306)
                                                                                  -----------           -----------
    Total stockholders' equity                                                         39,071                38,954
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   473,272           $   468,219
                                                                                  ===========           ===========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
                                                                  ------------------
                                                                    2002      2001
                                                                  ------     ------
Interest and dividend income:
  Mortgage loans                                                  $6,204     $6,149
  Other loans                                                        146        181
  Short-term investments                                              27        472
  Investments                                                      1,186        797
                                                                  ------     ------
    Total interest and dividend income                             7,563      7,599
                                                                  ------     ------
Interest expense:
  Deposits                                                         1,494      2,638
  Advances from Federal Home Loan Bank of Boston                   1,789      1,726
                                                                  ------     ------
    Total interest expense                                         3,283      4,364
                                                                  ------     ------

    Net interest and dividend income                               4,280      3,235
Provision for loan losses                                             --         --
                                                                  ------     ------
    Net interest and dividend income after
      provision for loan losses                                    4,280      3,235
                                                                  ------     ------
Non-interest income:
  Deposit service charges                                            129        123
  Net gains from sales and write-downs of investment securities       11        203
  Other income                                                        83         83
                                                                  ------     ------
    Total non-interest income                                        223        409
                                                                  ------     ------
Non-interest expenses:
  Salaries and employee benefits                                   1,638      1,533
  Occupancy and equipment                                            281        318
  Data processing service fees                                       291        270
  Professional fees                                                  249        192
  Goodwill amortization (Note 1)                                      --         72
  Other expenses                                                     432        426
                                                                  ------     ------
    Total non-interest expenses                                    2,891      2,811
                                                                  ------     ------

    Income before income taxes                                     1,612        833
Provision for income taxes                                           585        303
                                                                  ------     ------
      Net income                                                  $1,027     $  530
                                                                  ======     ======

Earnings per common share - basic                                 $ 0.64     $ 0.32
                                                                  ======     ======

Earnings per common share - diluted                               $ 0.63     $ 0.32
                                                                  ======     ======

Weighted average common shares outstanding - basic                 1,606      1,661

Weighted average common and equivalent shares
   outstanding - diluted                                           1,625      1,670

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                Additional
                                                  Common          Paid-In       Retained       Treasury
                    (In Thousands)                 Stock          Capital        Income          Stock
-----------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002
--------------------------------
     Balance at March 31, 2002                   $   2,000     $    11,934   $    33,141      $   (7,189)

     Net Income                                         --              --         1,027              --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --
            Comprehensive income

     Purchase of shares by ESOP                         --              --            --              --
     Director deferred compensation
         transactions                                   --               7            --              (7)
     Dividends paid ($0.10 per share)                   --              --          (164)             --
     Amortization of unearned compensation -
         ESOP                                           --              61            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at June 30, 2002                    $   2,000     $    12,002   $    34,004      $   (7,196)
                                                 =========     ===========   ===========      ==========
Three Months Ended June 30, 2001
--------------------------------
     Balance at March 31, 2001                   $   1,970     $    11,190   $    30,950      $   (5,230)

     Net Income                                         --              --           530              --
     Other comprehensive income net of tax:
         Unrealized (loss) on securities, net
           of reclassification adjustment               --              --            --              --
            Comprehensive income

     Proceeds from exercise of stock options            18             274            --              --
     Director deferred compensation
         transactions                                   --              22            --             (20)
     Purchase of treasury stock                         --              --            --            (386)
     Dividends paid ($0.10 per share)                   --              --          (168)             --
     Amortization of unearned compensation -
         ESOP                                           --              50            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at June 30, 2001                    $   1,988     $    11,536   $    31,312      $   (5,636)
                                                 =========     ===========   ===========      ==========
                                                 Accumulated
                                                     Other               Unearned              Total
                                                 Comprehensive         Compensation        Stockholders'
                    (In Thousands)               Income (Loss)             ESOP               Equity
--------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002
--------------------------------
     Balance at March 31, 2002                   $      (626)         $     (306)           $   38,954

     Net Income                                           --                  --                1,027
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment                333                  --                  333
                                                                                          -----------
            Comprehensive income                                                                1,360
                                                                                          -----------
     Purchase of shares by ESOP                           --              (1,183)              (1,183)
     Director deferred compensation
         transactions                                     --                  --                   --
     Dividends paid ($0.10 per share)                     --                  --                 (164)
     Amortization of unearned compensation -
         ESOP                                             --                  43                  104
                                                 -----------          ----------          -----------
     Balance at June 30, 2002                    $      (293)         $   (1,446)         $    39,071
                                                 ===========          ==========          ===========
Three Months Ended June 30, 2001
--------------------------------

     Balance at March 31, 2001                   $      (431)         $     (237)         $    38,212

     Net Income                                           --                  --                  530
     Other comprehensive income net of tax:
         Unrealized (loss) on securities, net
           of reclassification adjustment                (46)                 --                  (46)
                                                                                          -----------
            Comprehensive income                                                                  484
                                                                                          -----------
     Proceeds from exercise of stock options              --                  --                  292
     Director deferred compensation
         transactions                                     --                  --                    2
     Purchase of treasury stock                           --                  --                 (386)
     Dividends paid ($0.10 per share)                     --                  --                 (168)
     Amortization of unearned compensation -
         ESOP                                             --                  32                   82
                                                 -----------          ----------          -----------
     Balance at June 30, 2001                    $      (477)         $     (205)         $    38,518
                                                 ===========          ==========          ===========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             June 30,
                                     (In Thousands)                                     2002         2001
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                            $  1,027    $    530
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                                         80         107
      Amortization of premiums, fees and discounts                                          61          33
      Amortization of goodwill                                                              --          72
      Stock-based compensation                                                             104          82
      Net gains from sales and write-downs of investment
         securities                                                                        (11)       (203)
(Increase) decrease in accrued interest receivable                                        (180)        200
(Increase) decrease in other assets                                                       (271)         42
Decrease in advance payments by borrowers for taxes and insurance                         (296)       (199)
Increase in accrued expenses and other liabilities                                         811         439
                                                                                      --------    --------
      Net cash provided by operating activities                                          1,325       1,103
                                                                                      --------    --------

Cash flows from investing activities:

    Net decrease in loans                                                                8,191      14,283
    Principal payments on mortgage-backed securities                                     1,472       1,667
    Purchase of investment securities                                                       --      (7,291)
    Maturities of investment securities                                                     --       7,990
    Proceeds from sales of investment securities                                          --           784
    Net increase in short-term investments                                             (12,222)     (8,569)
    Purchase of banking premises and equipment                                            (123)        (67)
                                                                                      --------    --------
      Net cash provided by (used in) investing activities                               (2,682)      8,797
                                                                                      --------    --------

Cash flows from financing activities:

    Increase (decrease) in deposits                                                      9,166      (3,036)
    Proceeds from advances from FHLB of Boston                                          28,500          --
    Repayments of advances from FHLB of Boston                                         (33,245)     (7,000)
    Net directors deferred compensation                                                     --           2
    Purchase of treasury stock                                                              --        (386)
    Purchase of shares by ESOP                                                          (1,183)         --
    Proceeds from exercise of stock options                                                 --         292
    Dividends paid                                                                        (164)       (168)
                                                                                      --------    --------
      Net cash provided by (used in) financing activities                                3,074     (10,296)
                                                                                      --------    --------

    Net increase (decrease) in cash and due from banks                                   1,717        (396)
    Cash and due from banks at beginning of period                                       5,109       5,351
                                                                                      --------    --------
    Cash and due from banks at end of period                                          $  6,826    $  4,955
                                                                                      ========    ========

    Supplemental disclosure of cash flow information:
      Cash paid during the period for:
        Interest                                                                      $  3,299    $  4,377
        Income taxes                                                                       360          81

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (collectively referred to as "the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2002. For interim reporting purposes, the Company follows the same significant accounting policies. As set forth in Note 1 of the Form 10-K, the Company initially applied the requirements of Statement of Financial Accounting Standards No. 142 (SFAS No. 142) beginning April 1, 2002 and, accordingly, no amortization of goodwill was recorded in the quarter ended June 30, 2002. Net income and earnings per share (both basic and diluted) for the quarter ended June 30, 2001 would have been $602,000 and $0.36, respectively, had the requirements of SFAS No. 142 been applied retroactively.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2)  LOANS

     Loans as of June 30, 2002 and March 31, 2002 are summarized below (in thousands):

                                                                June 30,                 March 31,
                                                                 2002                      2002
                                                              -----------               -----------
       Real estate loans:
          Residential real estate                             $   239,026               $   246,045
          Commercial real estate                                   88,044                    87,013
          Construction                                             18,824                    20,998
          Second mortgage and home equity lines of credit           9,298                     9,154
                                                              -----------               -----------
               Total real estate loans                            355,192                   363,210
                                                              -----------               -----------
       Commercial loans                                             6,392                     6,901
       Consumer loans                                               1,551                     1,596
                                                              -----------               -----------
                Total loans                                       363,135                   371,707
        Less:  allowance for loan losses                           (3,293)                   (3,292)
                                                              -----------               -----------
                Total loans, net                              $   359,842               $   368,415
                                                              ===========               ===========

     There were no non-accrual loans at June 30, 2002 and March 31, 2002.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 2002 (CONTINUED)


(3)  DEPOSITS

     Deposits at June 30, 2002 and March 31, 2002 are summarized as follows (in thousands):

                                                                 June 30                 March 31,
                                                                  2002                      2002
                                                              -----------               -----------
Demand deposit accounts                                       $    29,731               $    25,370
NOW accounts                                                       32,802                    36,277
Regular, Club and 90 day notice accounts                           73,661                    72,944
Money market deposit accounts                                      26,825                    17,997
                                                              -----------               -----------
         Total non certificate accounts                           163,019                   152,588
                                                              -----------               -----------
Term deposit certificates
      Certificates of $100 and above                               27,496                    27,233
      Certificates less than $100                                  80,558                    82,086
                                                              -----------               -----------
         Total term deposit certificates                          108,054                   109,319
                                                              -----------               -----------
                                                              $   271,073               $   261,907
                                                              ===========               ===========

(4)  REPORTING COMPREHENSIVE INCOME

     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.

     The Company's other comprehensive income (loss) and related tax effect is as follows (in thousands):

                                                                  For the Three Months Ended
                                                                         June 30, 2002
                                                              -----------------------------------
                                                              Before-
                                                               Tax       Tax(Benefit)  After-Tax
                                                              Amount        Expense      Amount
                                                              ------     ------------  ---------
Unrealized gains (losses) on securities:
  Unrealized net holding gains arising during period          $  497          $ 156        $ 341

   Less: reclassification adjustment for net
            gains included in net income                         (11)            (3)          (8)
                                                              ----------------------------------
   Other comprehensive income                                 $  486          $ 153        $ 333
                                                              ==================================

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

(4)  REPORTING COMPREHENSIVE INCOME (CONTINUED)

                                                                  For the Three Months Ended
                                                                         June 30, 2001
                                                              -----------------------------------
                                                              Before-
                                                               Tax       Tax(Benefit)  After-Tax
                                                              Amount        Expense      Amount
                                                              ------     ------------  ---------
Unrealized gains (losses) on securities
   Unrealized holding gains arising during period             $  137          $  53        $  84

   Less: reclassification adjustment for net
             gains included in net income                       (203)           (73)        (130)
                                                              ----------------------------------
   Other comprehensive loss                                   $  (66)         $ (20)       $ (46)
                                                              ==================================

(5)  CONTINGENCIES

Legal Proceedings

     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

     Central Co-operative Bank (the Bank) has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v.
                                                                           -----
Central  Bank in which it is alleged,  inter alia,  that the Bank  committed  an
-------------                          ----- ----
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

State Income Taxes

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. For the period April 1, 2001 to June 30, 2002, additional state excise taxes would be $300,000 applying the methodology set forth in the DOR's aforementioned Notice of Intent to Assess. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

     The DOR contends that dividend distributions by the Bank's REIT to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Bank's REIT. Accordingly, no provision has been made in the Company's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Company intends to vigorously appeal the assessment and to pursue all available means to defend its position.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

(6)  SUBSEQUENT EVENTS

Exercise of Stock Options

     In July 2002, stock options for 25,639 shares were exercised. The proceeds to the Company, including the related tax benefit, amounted to $529,000 which was credited to stockholders' equity in July 2002.

ESOP Stock Purchases

     During fiscal 2002, the Company's Board of Directors authorized the Central Co-operative Bank Employee Stock Ownership Plan Trust (the ESOP) to acquire up to an additional 5% of outstanding shares of Company stock. During the quarter ended June 30, 2002, the ESOP acquired 38,874 shares at a cost of $1,183,003. During July 2002, an additional 6,100 shares, at a cost of $184,495, were acquired.

Dividend

     On July 11, 2002, the Board of Directors voted the payment of a quarterly cash dividend of $.10 per share. The dividend is payable on August 16, 2002 to stockholders of record on August 2, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FORWARD-LOOKING STATEMENTS

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to." "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including changes in regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND MARCH 31, 2002

     Total assets increased by $5.1 million from $468.2 million at March 31, 2002 to $473.3 million at June 30, 2002. This increase occurred as a result of net deposit growth of $9.2 million which was partially used to paydown FHLB advances.

     During the quarter ended June 30, 2002, cash and cash equivalents increased by $13.9 million while investment securities and loans decreased by $4.9 million and $8.6 million, respectively. These changes reflect the impact of higher than normal loan prepayments due to the current lower rate interest environment and the willingness of the Bank to hold a greater portion of its funds in short-term instruments while interest rates are low. During the current quarter, the Company originated $28.5 million in loans, including $16.7 million in commercial real estate loans.

     During the quarter ended June 30, 2002, the Company experienced core deposit growth of $10.4 million, or 6.8%. While deposit flows can vary significantly on a daily basis, the Company has experienced steady growth in core deposits during the past five quarters. This growth has been aided by the introduction and promotion of the Bank's Community Package Account product and the continuing uncertainty in the stock market.

     FHLB advances were reduced by $4.7 million during the quarter ended June 30, 2002. This decrease is consistent with the Company's overall strategy of reducing its utilization of FHLB advances.

     The increase in stockholders' equity of $117,000 to $39.1 million at June 30, 2002 resulted primarily from net income of $1,027,000 and an increase of $333,000 in the market value of investment securities available for sale, net of taxes, which were partially offset by cash dividends and stock purchases by the Employee Stock Ownership Plan (ESOP) totaling $1,347,000. During the current quarter, an additional 38,874 shares were purchased by the ESOP for a total purchase price of $1,183,000 ($30.43/share) which was funded by an internal loan. Approximately 38,000 additional shares may be purchased under the program approved by the Board of Directors in fiscal 2002.

COMPARISON OF OPERATING RESULTS FOR THE QUARTER ENDED JUNE 30, 2002 AND 2001

     Net income increased by $497,000, or 93.8%, to $1,027,000 for the quarter ended June 30, 2002, compared to the same quarter in the prior year. The significant increase was primarily due an increase of $1,045,000 in net interest and dividend income, partially offset by a decrease of $186,000 in non-interest income and an increase of $80,000 in non-interest expenses. The Company's effective tax rate was unchanged at approximately 36.3% in both periods.

Interest Income. Interest income for the quarter ended June 30, 2002 was $7.6 million, essentially unchanged from the prior year quarter despite a decrease in the yield on interest-earning assets from 7.12% in the first quarter of the prior year to 6.62% in the current quarter. Average interest-earning assets increased by $21.7 million, or 5.0%, to $456.6 million during the quarter ended June 30, 2002 from $434.9 million for the quarter ended June 30, 2001.

     The principal areas of growth in average balances for the quarter ended June 30, 2002 were real estate loans (up $25.6 million, or 7.7%) and investment securities (up $28.7 million, or 52.1%), partially offset by a decrease in short-term investments of $33.0 million, all as compared to average balances for the quarter ended June 30, 2001.

Interest Expense. Interest expense for the quarter ended June 30, 2002 was $3.3 million compared to $4.4 million for the quarter ended June 30, 2001, a decrease of $1.1 million, or 24.8%. This significant decrease resulted from a 126 basis points decrease in the cost of funds from 4.57% in the quarter ended June 30, 2001 to 3.31% in the quarter ended June 30, 2002. This decrease was partially offset by an increase in average interest-bearing liabilities of $14.4 million in the current year period.

     The significant decrease in the cost of funds in the first quarter of fiscal 2003 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of a majority of certificates of deposits during the past year and a shift in deposits from higher cost certificates of deposits which represented 52.9% of deposits at the beginning of the first quarter of the prior year compared to 41.7% at the beginning of the first quarter of the current year.

Provisions for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb future charge-offs of loans deemed uncollectible. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

     Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing loans during the past two years, the Company made no provision for loan losses during the quarters ended June 30, 2002 and 2001.

Non-interest Income. Total non-interest income was $223,000 for the quarter ended June 30, 2002 compared to $409,000 in the same period of 2001. The primary reason for the $186,000 decline in the current year was the write-down of $215,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary.

Non-interest Expenses. Non-interest expenses increased $80,000 during the quarter ended June 30, 2002 as compared to the same quarter in 2001. Exclusive of the elimination of the amortization of goodwill in the current year as required by generally accepted accounting principles (SFAS No. 142), non-interest expenses increased $152,000, or 5.4%, due principally to increases in salaries and employee benefits ($105,000) and professional fees ($57,000).

     The increase in salaries and employee benefits of $105,000, or 6.8%, during the quarter ended June 30, 2002, was due to overall salary increases averaging 4.7%, increases in staffing and additional ESOP expense due to an increase in market value of the Company's stock.

     The increase in professional fees of $57,000, or 29.7%, during the quarter ended June 30, 2002 was primarily due to increases in legal and consulting fees.

Income Taxes. The effective tax rates for the quarters ended June 30, 2002 and 2001 were 36.3% and 36.4%, respectively. These rates vary from the statutory income tax rate for banks of approximately 40.9% due to the Company's use of both a securities corporation and a REIT subsidiary for state tax purposes.

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. For the period April 1, 2001 to June 30, 2002, additional state excise taxes would be $300,000 applying the methodology set forth in the DOR's aforementioned Notice of Intent to Assess. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

     The DOR contends that dividend distributions by the Bank's REIT to the Bank are fully taxable in Massachusetts. The Bank believes that the Massachusetts statute that provides for a dividends received deduction equal to 95% of certain dividend distributions applies to the distributions made by the Bank's REIT. Accordingly, no provision has been made in the Company's consolidated financial statements for the amounts assessed or additional amounts that might be assessed in the future. The Company intends to vigorously appeal the assessment and to pursue all available means to defend its position.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank
(FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and as such is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities and funds on deposit at the FHLB of Boston. At June 30, 2002, the Bank had approximately $22.4 million in unused borrowing capacity at the FHLB of Boston.

     At June 30, 2002, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $54.5 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at June 30, 2002 were as follows:

                                                  Company       Bank
                                                  -------       ----

Total Capital (to risk-weighted assets)           12.68%       11.69%

Tier 1 Capital (to risk-weighted assets)          11.63        10.64

Tier 1 Capital (to average assets)                 7.93         7.22

     These ratios placed the Company in excess of regulatory standards and the Bank in the "well capitalized" category as set forth by the FDIC.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are largely dependent on its net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest-rate risk exposure. The policies and procedures for managing both on- and off-balance sheet activities are established by the Bank's asset/liability management committee ("ALCO"). The Board of Directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending, borrowing and deposit taking activities.

     The main objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and preserve capital, while adjusting the asset/liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 150 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                 June 30,      March 31,
                                                   2002          2002
                                                 --------      ---------

300 basis point increase in rates...........     (5.58)%       (12.9)%

150 basis point decrease in rates...........     (1.27)%         0.5%

     For each one percentage point change in net interest income in the June 2002 projections, the effect on net income would be $108,000 assuming a 36% tax rate.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                See Note 5 of the Notes to Unaudited Consolidated Financial Statements presented elsewhere herein.

Item 2.   Changes in Securities and Use of Proceeds
                Not Applicable

Item 3.   Defaults upon Senior Securities
                Not Applicable

Item 4.   Other Information
                None

Item 5.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.16 Termination of Consulting Agreement, dated July 30, 2002, between Joseph R. Doherty and Central Co-operative Bank

               99.1   Certification under Section 906 of  Sarbanes-Oxley  Act of
                      2002

          (b)  Reports on Form 8-K
               During the quarter ended June 30, 2002, the Registrant did not file a Current Report on Form 8-K. On July 15, 2002, the Registrant filed a Form 8-K which included the press release announcing its earnings for the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                      CENTRAL BANCORP, INC.
                                      ---------------------
                                      Registrant




August 14, 2002                       /s/John D. Doherty
---------------                       -------------------------------------
    Date                              John D. Doherty
                                      President and Chief Executive Officer




August 14, 2002                       /s/Michael K. Devlin
---------------                       -------------------------------------
   Date                               Michael K. Devlin
                                      Senior Vice President, Treasurer
                                      and Chief Financial Officer