Form 10-Q
period 2002-09-30
CENTRAL BANCORP INC /MA/
filed 2002-11-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                              -------------------

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

                                 (617) 628-4000
                                 --------------
                          REGISTRANT'S TELEPHONE NUMBER


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---


    Common Stock, $1.00 par value                       1,659,933
    -----------------------------             --------------------------------
             Class                            Outstanding at November 12, 2002

                              CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.


         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                  September 30, 2002 and March 31, 2002                    1


                  Consolidated Statements of Income for the three
                  and six months ended September 30, 2002 and 2001         2


                  Consolidated Statements of Changes in Stockholders'
                  Equity for the six months ended September 30, 2002
                  and 2001                                                 3


                  Consolidated Statements of Cash Flows for the six
                  months ended September 30, 2002 and 2001                 4


                  Notes to Unaudited Consolidated Financial Statements     5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations                     9


                  Liquidity and Capital Resources                          12

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              13

         Item 4.  Controls and Procedures                                  14



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                        15

         Item 2.  Changes in Securities and Use of Proceeds                15

         Item 3.  Defaults upon Senior Securities                          15

         Item 4.  Submission of Matters to a Vote of Security Holders      15

         Item 5.  Other Information                                        15

         Item 6.  Exhibits and Reports on Form 8-K                         15

SIGNATURES AND CERTIFICATIONS

Item 1. Financial Statements

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                  September 30,           March 31,
 (Dollars in Thousands)                                                               2002                  2002
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
Cash and due from banks                                                           $     7,482           $     5,109
Short-term investments                                                                  7,511                 2,455
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         14,993                 7,564
                                                                                  -----------           -----------

Investment securities available for sale (amortized cost of $70,779
     at September 30, 2002 and $74,935 at March 31, 2002)                              70,546                73,884
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  80,422                83,760
                                                                                  -----------           -----------
Loans (Note 2)                                                                        369,843               371,707
Less allowance for loan losses                                                          3,294                 3,292
                                                                                  -----------           -----------
     Net loans                                                                        366,549               368,415
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,626                 2,530
Banking premises and equipment, net                                                     1,863                 1,836
Deferred tax asset, net                                                                 1,371                 1,289
Goodwill, net (Note 1)                                                                  2,232                 2,232
Other assets                                                                              487                   593
                                                                                  -----------           -----------
    Total assets                                                                  $   470,543           $   468,219
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                               $   276,448           $   261,907
  Advances from Federal Home Loan Bank of Boston                                      151,700               164,000
  Advance payments by borrowers for taxes and insurance                                 1,029                 1,111
  Accrued expenses and other liabilities                                                1,947                 2,247
                                                                                  -----------           -----------
    Total liabilities                                                                 431,124               429,265
                                                                                  -----------           -----------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                             --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
    2,025,227 shares issued at September 30, 2002 and
   1,999,588 shares issued at March 31, 2002                                            2,025                 2,000
  Additional paid-in capital                                                           12,573                11,934
  Retained income                                                                      34,506                33,141
  Treasury stock (365,294 shares at September 30, 2002 and
      at March 31, 2002), at cost                                                      (7,204)               (7,189)
  Accumulated other comprehensive income (loss) (Note 4)                                 (108)                 (626)
  Unearned compensation - ESOP                                                         (2,373)                 (306)
                                                                                  -----------           -----------
    Total stockholders' equity                                                         39,419                38,954
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   470,543           $   468,219
                                                                                  ===========           ===========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      Three Months Ended      Six Months Ended
                                                         September 30,          September 30,
                                                     --------------------   --------------------
                                                      2002         2001       2002         2001
                                                     --------    --------   --------    --------
Interest and dividend income:
  Mortgage loans                                     $  6,088    $  5,797   $ 12,292    $ 11,946
  Other loans                                             147         182        293         364
  Short-term investments                                   68         329         95         801
  Investments                                           1,147         872      2,328       1,668
                                                     --------    --------   --------    --------
    Total interest and dividend income                  7,450       7,180     15,008      14,779
                                                     --------    --------   --------    --------
Interest expense:
  Deposits                                              1,486       2,177      2,981       4,814
  Advances from Federal Home Loan Bank of Boston        1,848       1,643      3,631       3,369
                                                     --------    --------   --------    --------
    Total interest expense                              3,334       3,820      6,612       8,183
                                                     --------    --------   --------    --------
    Net interest and dividend income                    4,116       3,360      8,396       6,596
Provision for loan losses                                  --          --         --          --
                                                     --------    --------   --------    --------
    Net interest and dividend income after
      provision for loan losses                         4,116       3,360      8,396       6,596
                                                     --------    --------   --------    --------
Non-interest income:
  Deposit service charges                                 133         105        262         229
  Net gains (losses) from sales and write-downs
      of investment securities                           (221)        121       (210)        324
  Other income                                            146         111        229         193
                                                     --------    --------   --------    --------
    Total non-interest income                              58         337        281         746
                                                     --------    --------   --------    --------
Non-interest expenses:
  Salaries and employee benefits                        1,653       1,515      3,291       3,048
  Occupancy and equipment                                 288         277        569         595
  Data processing service fees                            255         220        546         490
  Professional fees                                       454         362        703         554
  Goodwill amortization (Note 1)                           --          72         --         144
  Other expenses                                          482         360        914         787
                                                     --------    --------   --------    --------
    Total non-interest expenses                         3,132       2,806      6,023       5,618
                                                     --------    --------   --------    --------

    Income before income taxes                          1,042         891      2,654       1,724
Provision for income taxes                                374         327        959         630
                                                     --------    --------   --------    --------
      Net income                                     $    668    $    564   $  1,695    $  1,094
                                                     ========    ========   ========    ========

Earnings per common share - basic                    $   0.42    $   0.34   $   1.06    $   0.66
                                                     ========    ========   ========    ========

Earnings per common share - diluted                  $   0.42    $   0.34   $   1.05    $   0.65
                                                     ========    ========   ========    ========
Weighted average common shares outstanding - basic      1,585       1,666      1,592       1,664

Weighted average common and equivalent shares
   outstanding - diluted                                1,600       1,683      1,609       1,678

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                Additional
                                                  Common          Paid-In       Retained       Treasury
                    (In Thousands)                 Stock          Capital        Income          Stock
--------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2002
-----------------------------------

     Balance at March 31, 2002                   $   2,000     $    11,934   $    33,141      $   (7,189)

     Net Income                                         --              --         1,695              --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --
            Comprehensive income

     Proceeds from exercise of stock options            25             449            --              --
     Tax benefit of stock options                       --              55            --              --
     Purchase of shares by ESOP                         --              --            --              --
     Director deferred compensation
         transactions                                   --               9            --             (15)
     Dividends paid ($0.20 per share)                   --              --          (330)             --
     Amortization of unearned compensation -
         ESOP                                           --             126            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at September 30, 2002               $   2,025     $    12,573   $    34,506      $   (7,204)
                                                 =========     ===========   ===========      ==========
Six Months Ended September 30, 2001
-----------------------------------

     Balance at March 31, 2001                   $   1,970     $    11,190   $    30,950      $   (5,230)

     Net Income                                         --              --         1,094              --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --
            Comprehensive income

     Proceeds from exercise of stock options            20             317            --              --
     Purchase of treasury stock                         --              --            --            (729)
     Dividends paid ($0.20 per share)                   --              --          (336)             --
     Amortization of unearned compensation -
         ESOP                                           --              95            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at September 30, 2001               $   1,990     $    11,602   $    31,708      $   (5,959)
                                                 =========     ===========   ===========      ==========

                                                   Accumulated
                                                      Other               Unearned              Total
                                                  Comprehensive         Compensation        Stockholders'
                    (In Thousands)                Income (Loss)             ESOP               Equity
---------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2002
-----------------------------------

     Balance at March 31, 2002                    $      (626)         $     (306)            $ 38,954

     Net Income                                            --                  --                1,695
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment                 518                  --                  518
                                                                                              --------
            Comprehensive income                                                                 2,213
                                                                                              --------

     Proceeds from exercise of stock options               --                  --                  474
     Tax benefit of stock options                          --                  --                   55
     Purchase of shares by ESOP                            --              (2,123)              (2,123)
     Director deferred compensation
         transactions                                      --                  --                   (6)
     Dividends paid ($0.20 per share)                      --                  --                 (330)
     Amortization of unearned compensation -
         ESOP                                              --                  56                  182
                                                  -----------          ----------             --------
     Balance at September 30, 2002                $      (108)         $   (2,373)            $ 39,419
                                                  ===========          ==========             ========
Six Months Ended September 30, 2001
-----------------------------------

     Balance at March 31, 2001                    $      (431)         $     (237)            $ 38,212

     Net Income                                            --                  --                1,094
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment                  13                  --                   13
                                                                                              --------
            Comprehensive income                                                                 1,107
                                                                                              --------
     Proceeds from exercise of stock options               --                  --                  337
     Purchase of treasury stock                            --                  --                 (729)
     Dividends paid ($0.20 per share)                      --                  --                 (336)
     Amortization of unearned compensation -
         ESOP                                              --                  65                  160
                                                  -----------          ----------             --------
     Balance at September 30, 2001                $      (418)         $     (172)            $ 38,751
                                                  ===========          ==========             ========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       September 30,
                           (In thousands)                            2002        2001
----------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                          $  1,695    $  1,094
   Adjustments to reconcile net income to net cash provided
      by operating activities
         Depreciation and amortization                                   157         205
         Amortization of premiums                                        115          68
         Amortization of goodwill                                         --         144
         Stock-based compensation                                        182         160
         Net (gains) losses from sales and write-downs of
             investment securities                                       210        (324)
(Increase) decrease in accrued interest receivable                       (96)        (47)
(Increase) decrease in other assets                                     (276)        169
Increase in advance payments by borrowers for taxes and insurance        (82)         33
Increase (decrease) in accrued expenses and other liabilities           (467)       (273)
                                                                    --------    --------
         Net cash provided by operating activities                     1,438       1,229
                                                                    --------    --------

Cash flows from investing activities:

     Net decrease in loans                                             1,866      27,637
     Principal payments on mortgage-backed securities                  3,142       3,573
     Purchase of investment securities                                (5,183)    (39,106)
     Maturities and calls of investment securities                     2,000      20,000
     Proceeds from sales of investment securities                      4,096       1,295
     Purchase of banking premises and equipment                         (186)       (137)
                                                                    --------    --------
         Net cash provided by investing activities                     5,735      13,262
                                                                    --------    --------

Cash flows from financing activities:

     Increase (decrease) in deposits                                  14,541     (16,299)
     Proceeds from advances from FHLB of Boston                       24,000          --
     Repayments on advances from FHLB of Boston                      (36,300)    (13,000)
     Proceeds from exercise of stock options                             474         337
     Purchase of treasury stock                                           --        (729)
     Purchase of shares by ESOP                                       (2,123)         --
     Dividends paid                                                     (330)       (336)
     Net directors deferred compensation                                  (6)         --
                                                                    --------    --------
         Net cash provided by (used in) financing activities             256     (30,027)
                                                                    --------    --------

     Net increase (decrease) in cash and cash equivalents              7,429     (15,536)
     Cash and cash equivalents at beginning of period                  7,564      39,880
                                                                    --------    --------
     Cash and cash equivalents at end of period                     $ 14,993    $ 24,344
                                                                    ========    ========
     Supplemental disclosure of cash flow information:
         Cash paid during the period for:
           Interest                                                 $  6,612    $  8,271
           Income taxes                                             $  1,820    $    868

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2002. For interim reporting purposes, the Company follows the same significant accounting policies. As set forth in Note 1 of the Form 10-K, the Company initially applied the requirements of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142) beginning April 1, 2002 and, accordingly, no amortization of goodwill was recorded for the six months ended September 30, 2002. Net income and earnings per share for the three and six month periods ended September 30, 2001 would have been as follows had the requirements of SFAS No. 142 been applied retroactively (in thousands, except per share amounts):

                                                     Three Months Ended         Six Months Ended
                                                     September 30, 2001         September 30, 2001
                                                     ------------------         ------------------

         Net income                                       $    636                  $   1,238
         Earnings per share - basic                       $   0.38                  $    0.74
         Earnings per share - diluted                     $   0.38                  $    0.74

     In the opinion of management, based upon its assessment, there was no impairment in the carrying value of goodwill at September 30, 2002.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2)  LOANS

     Loans as of September 30, 2002 and March 31, 2002 are summarized below (in thousands):

                                                              September 30,              March 31,
                                                                  2002                      2002
                                                              -------------             ------------
       Real estate loans:
          Residential real estate                             $   247,876               $   246,045
          Commercial real estate                                   88,740                    87,013
          Construction                                             16,647                    20,998
          Second mortgage and home equity lines of credit           9,305                     9,154
                                                              -----------               -----------
               Total real estate loans                            362,568                   363,210
                                                              -----------               -----------
       Commercial loans                                             5,870                     6,901
       Consumer loans                                               1,405                     1,596
                                                              -----------               -----------
                Total loans                                       369,843                   371,707
        Less:  allowance for loan losses                           (3,294)                   (3,292)
                                                              -----------               -----------
                Total loans, net                              $   366,549               $   368,415
                                                              ===========               ===========

     There were no non-accrual loans at September 30, 2002 and March 31, 2002.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

(3)  DEPOSITS

     Deposits at September 30, 2002 and March 31, 2002 are summarized as follows (in thousands):

                                                              September 30,              March 31,
                                                                  2002                      2002
                                                              -------------             -----------
Demand deposit accounts                                       $    30,007               $    25,370
NOW accounts                                                       33,905                    36,277
Regular, Club and 90 day notice accounts                           70,719                    72,944
Money market deposit accounts                                      34,973                    17,997
                                                              -----------               -----------
         Total non certificate accounts                           169,604                   152,588
                                                              -----------               -----------
Term deposit certificates
      Certificates of $100 and above                               28,030                    27,233
      Certificates less than $100                                  78,814                    82,086
                                                              -----------               -----------
         Total term deposit certificates                          106,844                   109,319
                                                              -----------               -----------
         Total deposits                                       $   276,448               $   261,907
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

     The Company's other comprehensive income (loss) and related tax effect is as follows (in thousands):

                                                                  For the Six Months Ended
                                                                        September 30, 2002
                                                              ------------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)   After-Tax
                                                               Amount       Expense       Amount
                                                              --------    -----------    ---------
Unrealized gains (losses) on securities:
  Unrealized net holding gains arising during period          $   608      $   229        $   379
   Less: reclassification adjustment for net
            losses included in net income                        (210)         (71)          (139)
                                                              -------      -------        -------
   Other comprehensive income                                 $   818      $   300        $   518
                                                              =======      =======        =======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

(4)  REPORTING COMPREHENSIVE INCOME (CONTINUED)

                                                                  For the Six Months Ended
                                                                        September 30, 2001
                                                              ------------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)   After-Tax
                                                               Amount       Expense       Amount
                                                              --------    -----------    ---------
Unrealized gains (losses) on securities:
  Unrealized holding gains arising during period              $   286      $    67        $   219
   Less: reclassification adjustment for net
            gains included in net income                          324          118            206
                                                              -------      -------        -------
   Other comprehensive income                                 $   (38)     $   (51)       $    13
                                                              =======      =======        =======

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

State Income Taxes

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. In October 2002, the DOR sent the Bank a Notice of Assessment for the same amount. For the period April 1, 2001 to September 30, 2002, additional state excise taxes would be $420,000 applying the methodology set forth in the DOR's aforementioned notices. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

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

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

(6)  SUBSEQUENT EVENTS

ESOP Stock Purchases

     During fiscal 2002, the Company's Board of Directors authorized the Central Co-operative Bank Employee Stock Ownership Plan Trust (the ESOP) to acquire up to an additional 5% of outstanding shares of Company stock. During the six months ended September 30, 2002, the ESOP acquired 68,962 shares at a cost of $2,123,000. During October 2002, the Company completed its purchase of shares under this authorization by acquiring an additional 8,151 shares at a cost of $242,000.

Dividend

     On October 10, 2002, the Board of Directors voted the payment of a quarterly cash dividend of $.12 per share. The dividend is payable on November 15, 2002 to stockholders of record on November 1, 2002.

The Co-operative Central Bank Special Dividend

     On November 12, 2002, the Company received a special dividend of $144,700 from the Co-operative Central Bank, the entity which insures deposit balances in excess of FDIC coverage limits. While the payment of this dividend is determined each year based on an evaluation of relevant economic factors, the Company had received a special dividend for the same amount in the prior fiscal year.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND MARCH 31, 2002

     Total assets increased by $2.3 million from $468.2 million at March 31, 2002 to $470.5 million at September 30, 2002. This increase occurred as a result of net deposit growth of $14.5 million which was primarily used to paydown maturing FHLB advances.

     During the six months ended September 30, 2002, cash and cash equivalents increased by $7.4 million while investment securities and loans decreased by $3.3 million and $1.9 million, respectively. These changes reflect the impact of higher than normal loan prepayments due to the current lower rate interest environment. During the six months ended September 30, 2002, the Company originated $66.8 million in loans, including $27.6 million in commercial real estate loans.

     During the six months ended September 30, 2002, the Company experienced core deposit growth of $17.0 million, or 11.2%. All of this growth was in money market deposits, the Company's highest-paying core deposit account. While deposit flows can vary significantly on a daily basis, the Company has experienced steady growth in core deposits during the past five quarters. This growth has been aided by the introduction and promotion of the Bank's Community Package Account product and the continuing uncertainty in the stock market.

     FHLB advances were reduced by $12.3 million during the six months ended September 30, 2002. This decrease is consistent with the Company's overall strategy of reducing its utilization of FHLB advances.

     The increase in stockholders' equity of $465,000 to $39.4 million at September 30, 2002 resulted primarily from net income of $1.7 million, an increase of $518,000 in the market value of investment securities available for sale, net of taxes and proceeds from the exercise of stock options of $474,000. These increases were partially offset by cash dividends and stock purchases by the Employee Stock Ownership Plan (ESOP) totaling $2.5 million. During the first half of the year, an additional 68,692 shares were purchased by the ESOP for a total purchase price of $2,123,000 ($30.91 share) which was funded by an internal loan.

COMPARISON OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  SEPTEMBER 30, 2002 AND
2001

     Net income increased by $104,000, or 18.4%, to $668,000 ($0.42 per diluted share) for the quarter ended September 30, 2002, compared to $564,000 ($0.34 per diluted share) in the same quarter in the prior year. Exclusive of the after tax impact of gains and losses on the sales and write-downs of investment securities, which adversely affected the increase in net income between years by $223,000, net income would have increased $327,000, or 67.1% for the quarter ended September 30, 2002 compared to the same quarter in the prior year. The significant increase was primarily due to an increase of $756,000 in net interest and dividend income, an increase of $63,000 in non-interest income (excluding securities transactions), partially offset by an increase of $326,000 in non-interest expenses. The Company's effective tax rate was substantially unchanged at approximately 36% in both periods.

Interest Income. Interest income for the quarter ended September 30, 2002 was $7.5 million, an increase of $270,000 over the same quarter in the prior year despite a decrease in the yield on interest-earning assets from 6.81% in the second quarter of the prior year to 6.45% in the current quarter. Average interest-earning assets increased by $38.6 million, or 9.1%, to $462.0 million during the quarter ended September 30, 2002 from $423.4 million for the quarter ended September 30, 2001.

     The principal area of growth in average balances for the quarter ended September 30, 2002 was in real estate loans (up $41.9 million, or 13.3%), which was partially offset by a decrease in investments of $3.6 million, all as compared to average balances for the quarter ended September 30, 2001.

Interest Expense. Interest expense for the quarter ended September 30, 2002 was $3.3 million compared to $3.8 million for the quarter ended September 30, 2001, a decrease of $486,000, or 12.7%. This significant decrease resulted from an 88 basis points decrease in the cost of funds from 4.21% in the quarter ended September 30, 2001 to 3.33% in the quarter ended September 30, 2002. This decrease was partially offset by an increase in average interest-bearing liabilities of $36.9 million in the current year period.

     The significant decrease in the cost of funds in the second quarter of fiscal 2003 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of a majority of certificates of deposit during the past year and a shift in deposits from higher cost certificates of deposit which represented 51.1% of deposits at the beginning of the second quarter of the prior fiscal year compared to 39.9% at the beginning of the second quarter of the current fiscal year.

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

     Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing loans during the past two years, the Company made no provision for loan losses during the quarters ended September 30, 2002 and 2001.

Non-interest Income. Exclusive of securities transactions, as previously discussed, non-interest income was $279,000 for the quarter ended September 30, 2002 compared to $216,000 in the same period of 2001. The primary reason for the current year increase was prepayment penalties on commercial real estate loans.

     Net gains (losses) from sales and write-downs of investment securities were ($221,000) for the quarter ended September 30, 2002 compared to $121,000 in the prior year period. The Company recorded a write-down of $220,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary during the quarter ended September 30, 2002.

Non-interest Expenses. Non-interest expenses increased $326,000 during the quarter ended September 30, 2002 as compared to the same quarter in 2001. Exclusive of the elimination of the amortization of goodwill in the current year as required by generally accepted accounting principles (SFAS No. 142), non-interest expenses increased $398,000, or 14.6%, due principally to increases in salaries and employee benefits ($138,000) and additional costs of approximately $275,000 (primarily professional fees) incurred in connection with the contested election of directors at the 2002 Annual Meeting of Stockholders.

     The increase in salaries and employee benefits of $138,000, or 9.1%, during the quarter ended September 30, 2002, was due to overall salary increases averaging 4.7%, increases in staffing to support higher mortgage loan originations and additional ESOP expense due to an increase in market value of the Company's stock.

     The increase in other expenses of $122,000, or 33.9%, during the quarter ended September 30, 2002 was primarily due to increases in advertising costs associated with lending activities and costs attributable to the aforementioned contested election of directors.

Income Taxes. The effective tax rates for the quarters ended September 30, 2002 and 2001 were 35.9% and 36.7%, respectively. These rates vary from the statutory income tax rate for banks of approximately 40.9% due to the Company's use of both a securities corporation and a REIT subsidiary for state tax purposes.

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. In October 2002, the DOR sent the Bank a Notice of Assessment for the same amount. For the period April 1, 2001 to September 30, 2002, additional state excise taxes would be $420,000 applying the methodology set forth in the DOR's aforementioned notices. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

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

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income increased by $601,000, or 54.9%, to $1.7 million ($1.05 per diluted share) for the six months ended September 30, 2002, compared to $1.1 million ($0.65 per diluted share) in the same period in the prior year.
Exclusive of the after tax impact of gains and losses on the sales and write-downs of investment securities, which adversely affected the increase in net income between years by $346,000, net income would have increased by $947,000, or 106.8%, for the six months ended September 30, 2002 compared to the same period in the prior year. The significant increase was primarily due an increase of $1.8 million in net interest and dividend income, partially offset by an increase of $405,000 in non-interest expenses. The Company's effective tax rate was unchanged at approximately 36% in both periods.

Interest Income. Interest income for the six months ended September 30, 2002 was $15.0 million, or $229,000 greater than the amount earned in the same period in the prior year despite a decrease in the yield on interest-earning assets from 6.90% in the first six months of the prior year to 6.54% in the same period of the current year. Average interest-earning assets increased by $30.4 million, or 7.1%, to $458.7 million during the six months ended September 30, 2002 from $428.3 million for the six months ended September 30, 2001.

     The principal area of growth in average balances for the six months ended September 30, 2002 was in real estate loans (up $33.4 million, or 10.3%) which was partially offset by a decrease in investments of $3.5 million, all as compared to average balances for the six months ended September 30, 2001.

Interest Expense. Interest expense for the six months ended September 30, 2002 was $6.6 million compared to $8.2 million for the six months ended September 30, 2001, a decrease of $1.6 million, or 19.2%. This significant decrease resulted from a 110 basis points decrease in the cost of funds from 4.41% in the six months ended September 30, 2001 to 3.31% in the six months ended September 30, 2002. This decrease was partially offset by an increase in average interest-bearing liabilities of $28.2 million in the current year period.

     The significant decrease in the cost of funds in the first half of fiscal 2003 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of a majority of certificates of deposit during the past year and a shift in deposits from higher cost certificates of deposit which represented 52.9% of deposits at the beginning of the prior year compared to 41.7% at the beginning of the current year.

Provisions for Loan Losses. Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing loans during the past two years, the Company made no provision for loan losses during the six months ended September 30, 2002 and 2001.

Non-interest Income. Exclusive of securities transactions, as previously discussed, non-interest income was $491,000 for the six months ended September 30, 2002 compared to $422,000 in the same period of 2001. The primary reason for the $69,000 increase in the current year was prepayment penalties on commercial real estate loans.

     Net gains (losses) from sales and write-downs of investment securities were ($210,000) for the six months ended September 30, 2002 compared to $324,000 in the comparable prior year period. During the six months ended September 30, 2002, the Company recorded write-downs of $440,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary.

Non-interest Expenses. Non-interest expenses increased $405,000 during the six months ended September 30, 2002 as compared to the corresponding period in the prior year. Exclusive of the elimination of the amortization of goodwill in the current year as required by generally accepted accounting principles (SFAS No.
142), non-interest expenses increased $549,000, or 10.0%, due principally to increases in salaries and employee benefits ($243,000) and additional costs of approximately $350,000 (primarily professional fees) incurred in connection with the contested election of directors at the 2002 Annual Meeting of Stockholders.

     The increase in salaries and employee benefits of $243,000, or 8.0%, during the six months ended September 30, 2002, was due to overall salary increases averaging 4.7%, increases in staffing to support higher mortgage loan originations and additional ESOP expense due to an increase in market value of the Company's stock.

     The increase in other expenses of $127,000, or 16.1%, during the six months ended September 30, 2002 was primarily due to increases in costs associated with the higher level of lending activities and costs attributable to the aforementioned contested election of directors.

Income Taxes. The effective tax rates for the six months ended September 30, 2002 and 2001 were 36.1% and 36.5%, respectively. These rates vary from the statutory income tax rate for banks of approximately 40.9% due to the Company's use of both a securities corporation and a REIT subsidiary for state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank
(FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and as such is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities and funds on deposit at the FHLB of Boston. At September 30, 2002, the Bank had approximately $31.7 million in unused borrowing capacity at the FHLB of Boston.

     At September 30, 2002, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $80.3 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at September 30, 2002 were as follows:

                                                     Company       Bank
                                                     -------       ----

Total Capital (to risk-weighted assets)              12.93%       11.89%

Tier 1 Capital (to risk-weighted assets)             11.87        10.82

Tier 1 Capital (to average assets)                    7.77         7.09

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

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                                   September 30,             March 31,
                                                                        2002                    2002
                                                                   ------------              ----------
                  300 basis point increase in rates................     (7.7)%                 (12.9)%

                  150 basis point decrease in rates................     (0.7)%                   0.5%

     For each one percentage point change in net interest income in the September 2002 projections, the effect on net income would be $109,000 assuming a 36% tax rate.

ITEM  4.     CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and each of its directors were named as defendants in a suit filed on October 1, 2002 by Richard Lashley and PL Capital, LLC in the U.S. District Court for the District of Massachusetts. The suit alleges that the adjournment of the 2002 Annual Meeting of Stockholders until October 11, 2002 violated Massachusetts law and the Company's Bylaws and constituted a breach of fiduciary duty by the defendant directors. The suit seeks declaratory relief and the issuance of a temporary restraining order and preliminary injunction. On October 8, 2002, the Court declined to issue a temporary restraining order and denied injunctive relief. The Company has moved for dismissal of the suit as moot. On November 12, 2002, the plaintiffs responded to the Company's motion for dismissal by amending their complaint to allege breaches of fiduciary duty by the directors for their failure to elect PL Capital's nominees to the Board of the Company's principal subsidiary, Central Co-operative Bank, their alleged failure to conduct a reasonable investigation into the sale of the Company, and their alleged consenting to the reimbursement of legal fees of Joseph and John Doherty and to allege unfair and deceptive trade practices within the meaning of chapter 93A of the Massachusetts General Laws. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend against them.

     See Note 5 of the Notes to Unaudited Consolidated Financial Statements presented elsewhere herein.

Item 2.  Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3.  Defaults upon Senior Securities
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 30, 2002, the Registrant convened its Annual Meeting of Stockholders. The only item submitted to a vote of stockholders was the election of three directors. Paul E. Bulman, Garrett Goodbody and Richard Fates were elected directors and the terms of office of the following directors continued after the meeting: Joseph R. Doherty, John D. Doherty, Nancy D. Neri, Gregory W. Boulos and Terence Kenney. The following is a record of the voting in the election of directors:

         ELECTION OF DIRECTORS              FOR              WITHHELD

         Marat E. Santini                 702,922.349        3,843.070
         John F. Gilgun, Jr.              702,864.479        3,843.070
         Paul E. Bulman                 1,511,028.951        5,843.070
         Garrett Goodbody                 810,937.252            2,000
         Richard Fates                    810,937.252            2,000

     There were no abstentions or broker non-votes.

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
         99.1  Certification under Section 906 of Sarbanes-Oxley Act of 2002
         (b)   Reports on Form 8-K
               On July 15, 2002, the Registrant filed a Form 8-K reporting its earnings for the quarter ended June 30, 2002 under Item 5.
               On October 10, 2002, the Registrant filed a Form 8-K reporting the increase in its quarterly cash dividend to $0.12 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENTRAL BANCORP, INC.
                                           ---------------------
                                               Registrant




November 14, 2002                         /s/ John D. Doherty
-----------------                         --------------------------------------
     Date                                 John D. Doherty
                                          President and Chief Executive Officer




November 14, 2002                         /s/ Michael K. Devlin
-----------------                         --------------------------------------
     Date                                 Michael K. Devlin
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer

                                  CERTIFICATION

I, John D. Doherty, President and Chief Executive Officer of Central Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                         /s/ John D. Doherty
                                         -------------------------------------
                                         John D. Doherty
                                         President and Chief Executive Officer

                                  CERTIFICATION


I, Michael K. Devlin, Senior Vice President, Treasurer and Chief Financial Officer of Central Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Central Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board or directors (or persons fulfilling the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                               /s/ Michael K. Devlin
                               -------------------------------------------------
                               Michael K. Devlin
                               Senior Vice President, Treasurer and
                               Chief Financial Officer