Form 10-Q
period 2002-12-31
CENTRAL BANCORP INC /MA/
filed 2003-02-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED DECEMBER 31, 2002
                              -----------------

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
                          Registrant's Telephone Number



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---


   Common Stock, $1.00 par value                         1,662,433
   -----------------------------               ---------------------------------
              Class                            Outstanding at February 12, 2003

                              CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                          PAGE NO.

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                  December 31, 2002 and March 31, 2002                      1

                  Consolidated Statements of Income for the three
                  and nine months ended December 31, 2002 and 2001          2

                  Consolidated Statements of Changes in Stockholders'
                  Equity for the nine months ended December 31, 2002
                  and 2001                                                  3

                  Consolidated Statements of Cash Flows for the nine
                  months ended December 31, 2002 and 2001                   4

                  Notes to Unaudited Consolidated Financial Statements      5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations                      9

                  Liquidity and Capital Resources                           13

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk                                                      13

         Item 4.  Controls and Procedures                                   14



PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                         15

         Item 2.  Changes in Securities and Use of Proceeds                 15

         Item 3.  Defaults upon Senior Securities                           15

         Item 4.  Submission of Matters to a Vote of Security Holders       15

         Item 5.  Other Information                                         15

         Item 6.  Exhibits and Reports on Form 8-K                          15

SIGNATURES AND CERTIFICATIONS

Item 1. Financial Statements

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition

                                                                                 December 31,         March 31,
 (Dollars in Thousands)                                                             2002                2002
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                           (Unaudited)
Cash and due from banks                                                           $   7,555           $   5,109
Short-term investments                                                                  798               2,455
                                                                                  ---------           ---------
     Cash and cash equivalents                                                        8,353               7,564
                                                                                  ---------           ---------

Investment securities available for sale (amortized cost of $63,801
     at December 31, 2002 and $74,935 at March 31, 2002)                             65,182              73,884
Stock in Federal Home Loan Bank of Boston, at cost                                    8,300               8,300
The Co-operative Central Bank Reserve Fund                                            1,576               1,576
                                                                                  ---------           ---------
    Total investments                                                                75,058              83,760
                                                                                  ---------           ---------

Loans held for sale (Note 2)                                                         19,494                  --

Loans (Note 2)                                                                      380,494             371,707
Less allowance for loan losses                                                        3,276               3,292
                                                                                  ---------           ---------
     Net loans                                                                      377,218             368,415
                                                                                  ---------           ---------
Accrued interest receivable                                                           2,574               2,530
Banking premises and equipment, net                                                   1,865               1,836
Deferred tax asset, net                                                                 752               1,289
Goodwill, net (Note 1)                                                                2,232               2,232
Other assets                                                                            501                 593
                                                                                  ---------           ---------
    Total assets                                                                  $ 488,047           $ 468,219
                                                                                  =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                               $ 286,721           $ 261,907
  Short-term borrowings                                                                 457                  --
  Advances from Federal Home Loan Bank of Boston                                    155,400             164,000
  Advance payments by borrowers for taxes and insurance                                 990               1,111
  Accrued expenses and other liabilities                                              3,389               2,247
                                                                                  ---------           ---------
    Total liabilities                                                               446,957             429,265
                                                                                  ---------           ---------
Commitments and Contingencies (Note 5)
Stockholders' equity (Notes 6 and 7):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
     none issued or outstanding                                                          --                  --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,027,727 shares issued at December 31, 2002 and
     1,999,588 shares issued at March 31, 2002                                        2,028               2,000
  Additional paid-in capital                                                         12,697              11,934
  Retained income                                                                    35,218              33,141
  Treasury stock (365,294 shares at December 31, 2002 and
     at March 31, 2002), at cost                                                     (7,204)             (7,189)
  Accumulated other comprehensive income (loss) (Note 4)                                886                (626)
  Unearned compensation - ESOP                                                       (2,535)               (306)
                                                                                  ---------           ---------
    Total stockholders' equity                                                       41,090              38,954
                                                                                  ---------           ---------
    Total liabilities and stockholders' equity                                    $ 488,047           $ 468,219
                                                                                  =========           =========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                   Three Months Ended               Nine Months Ended
                                                                       December 31,                    December 31,
                                                              --------------------------         -----------------------
                                                                 2002            2001              2002           2001
                                                              ----------      ----------         ---------      --------
Interest and dividend income:
  Mortgage loans                                              $    6,220      $    5,564         $  18,512      $ 17,510
  Other loans                                                        145             157               438           521
  Short-term investments                                              23              47               118           848
  Investments                                                      1,212           1,284             3,540         2,953
                                                              ----------      ----------         ---------      --------
    Total interest and dividend income                             7,600           7,052            22,608        21,831
                                                              ----------      ----------         ---------      --------
Interest expense:
  Deposits                                                         1,385           1,743             4,366         6,557
  Advances from Federal Home Loan Bank of Boston                   1,863           1,601             5,494         4,970
                                                              ----------      ----------         ---------      --------
    Total interest expense                                         3,248           3,344             9,860        11,527
                                                              ----------      ----------         ---------      --------

    Net interest and dividend income                               4,352           3,708            12,748        10,304
Provision for loan losses                                             --              --                --            --
                                                              ----------      ----------         ---------      --------
    Net interest and dividend income after
      provision for loan losses                                    4,352           3,708            12,748        10,304
                                                              ----------      ----------         ---------      --------
Non-interest income:
  Deposit service charges                                            151             136               413           364
  Net gains (losses) from sales and write-downs
      of investment securities                                        14              16              (196)          339
  Gain on sales of loans                                              27              --                28            --
  Other income                                                       114              92               342           288
                                                              ----------      ----------         ---------      --------
    Total non-interest income                                        306             244               587           991
                                                              ----------      ----------         ---------      --------
Non-interest expenses:
  Salaries and employee benefits                                   1,759           1,334             5,050         4,382
  Occupancy and equipment                                            265             273               834           868
  Data processing service fees                                       268             248               814           738
  Professional fees                                                  438             232             1,141           786
  Goodwill amortization (Note 1)                                      --              72                --           216
  Other expenses                                                     470             308             1,384         1,096
                                                              ----------      ----------         ---------      --------
    Total non-interest expenses                                    3,200           2,467             9,223         8,086
                                                              ----------      ----------         ---------      --------

    Income before income taxes                                     1,458           1,485             4,112         3,209
Provision for income taxes                                           548             536             1,507         1,166
                                                              ----------      ----------         ---------      --------
      Net income                                              $      910      $      949         $   2,605      $  2,043
                                                              ==========      ==========         =========      ========
Earnings per common share - basic                             $     0.58      $     0.57         $    1.64      $   1.23
                                                              ==========      ==========         =========      ========
Earnings per common share - diluted                           $     0.58      $     0.57         $    1.63      $   1.22
                                                              ==========      ==========         =========      ========
Weighted average common shares outstanding - basic                 1,569           1,657             1,584         1,661

Weighted average common and equivalent shares
   outstanding - diluted                                           1,580           1,672             1,600         1,676


See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                Additional
                                                  Common          Paid-In       Retained       Treasury
                    (In Thousands)                 Stock          Capital        Income          Stock
----------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 2002
-----------------------------------

     Balance at March 31, 2002                   $   2,000     $    11,934   $    33,141      $   (7,189)

     Net income                                         --              --         2,605              --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --

            Comprehensive income

     Proceeds from exercise of stock options            28             488            --              --
     Tax benefit of stock options                       --              66            --              --
     Purchase of shares by ESOP                         --              --            --              --
     Director deferred compensation
         transactions                                   --              20            --             (15)
     Dividends paid ($.32 per share)                    --              --          (528)             --
     Amortization of unearned compensation -
         ESOP                                           --             189            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at December 31, 2002                $   2,028     $    12,697   $    35,218      $   (7,204)
                                                 =========     ===========   ===========      ==========
Nine Months Ended December 31, 2001
-----------------------------------

     Balance at March 31, 2001                   $   1,970     $    11,190   $    30,950      $   (5,230)

     Net income                                         --              --         2,043              --
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment               --              --            --              --

            Comprehensive income

     Proceeds from exercise of stock options            30             462            --              --
     Purchase of treasury stock                         --              --            --          (1,449)
     Dividends paid ($.30 per share)                    --              --          (509)             --
     Amortization of unearned compensation -
         ESOP                                           --             140            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at December 31, 2001                $   2,000     $    11,792   $    32,484      $   (6,679)
                                                 =========     ===========   ===========      ==========


                                                    Accumulated
                                                       Other               Unearned              Total
                                                   Comprehensive         Compensation        Stockholders'
                    (In Thousands)                 Income (Loss)             ESOP               Equity
----------------------------------------------------------------------------------------------------------
Nine Months Ended December 31, 2002
-----------------------------------

     Balance at March 31, 2002                     $      (626)         $     (306)         $    38,954

     Net income                                             --                  --                2,605
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment                1,512                  --                1,512
                                                                                            -----------
            Comprehensive income                                                                  4,117
                                                                                            -----------
     Proceeds from exercise of stock options                --                  --                  516
     Tax benefit of stock options                           --                  --                   66
     Purchase of shares by ESOP                             --              (2,358)              (2,358)
     Director deferred compensation
         transactions                                       --                  --                    5
     Dividends paid ($.32 per share)                        --                  --                 (528)
     Amortization of unearned compensation -
         ESOP                                               --                 129                  318
                                                   -----------          ----------          -----------
     Balance at December 31, 2002                  $       886          $   (2,535)         $    41,090
                                                   ===========          ==========          ===========
Nine Months Ended December 31, 2001
-----------------------------------

     Balance at March 31, 2001                     $      (431)         $     (237)         $    38,212

     Net income                                             --                  --                2,043
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment                 (111)                 --                 (111)
                                                                                            -----------
            Comprehensive income                                                                  1,932
                                                                                            -----------
     Proceeds from exercise of stock options                --                  --                  492
     Purchase of treasury stock                             --                  --               (1,449)
     Dividends paid ($.30 per share)                        --                  --                 (509)
     Amortization of unearned compensation -
         ESOP                                               --                  97                  237
                                                   -----------          ----------          -----------
     Balance at December 31, 2001                  $      (542)         $     (140)         $    38,915
                                                   ===========          ==========          ===========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                    December 31,
                           (In thousands)                                     2002                 2001
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $     2,605           $     2,043

   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
         Depreciation and amortization                                         239                   298
         Amortization of premiums                                              189                   118
         Amortization of goodwill                                               --                   216
         Stock-based compensation                                              318                   237
         Net (gains) losses from sales and write-downs of
             investment securities                                             196                  (339)
         Gain on sale of loans held for sale                                   (28)                   --
         Originations of loans held for sale                               (21,309)                   --
         Proceeds from sale of loans originated for sale                     1,843                    --
Increase in accrued interest receivable                                        (44)                  (60)
(Increase) decrease in other assets, net                                      (700)                  195
Decrease in advance payments by borrowers for taxes and insurance             (121)                 (232)
Increase (decrease) in accrued expenses and other liabilities                  142                   (32)
                                                                       -----------           -----------
         Net cash provided by (used in) operating activities               (16,670)                2,444
                                                                       -----------           -----------

Cash flows from investing activities:

Net (increase) decrease in loans                                            (8,787)               17,146
Principal payments on mortgage-backed securities                             5,293                 5,337
Purchases of investment securities                                          (5,210)              (63,858)
Maturities and calls of investment securities                                4,000                26,000
Proceeds from sales of investment securities                                 8,126                 2,625
Purchase of stock in Federal Home Loan Bank of Boston                           --                  (211)
Purchase of banking premises and equipment                                    (269)                 (164)
                                                                       -----------           -----------
         Net cash provided by (used in) investing activities                 3,153               (13,125)
                                                                       -----------           -----------

Cash flows from financing activities:

Increase (decrease) in deposits                                             24,814               (25,135)
Proceeds from advances from FHLB of Boston                                  39,000                24,000
Repayments on advances from FHLB of Boston                                 (47,600)              (18,000)
Net increase in short-term advances from FHLB of Boston                         --                 2,206
Increase in short-term borrowings                                              457                    --
Proceeds from exercise of stock options                                        516                   492
Purchase of treasury stock                                                      --                (1,449)
Purchase of shares by ESOP                                                  (2,358)                   --
Dividends paid                                                                (528)                 (509)
Net directors deferred compensation                                              5                    --
                                                                       -----------           -----------
         Net cash provided by (used in) financing activities                14,306               (18,395)
                                                                       -----------           -----------

Net increase (decrease) in cash and cash equivalents                           789               (29,076)
Cash and cash equivalents at beginning of period                             7,564                39,880
                                                                       -----------           -----------
Cash and cash equivalents at end of period                             $     8,353           $    10,804
                                                                       ===========           ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                        $     9,834           $    11,576
       Income taxes                                                    $     2,095           $     1,194

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2002. For interim reporting purposes, the Company follows the same significant accounting policies. As set forth in Note 1 of the Form 10-K, the Company initially applied the requirements of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142) beginning April 1, 2002 and, accordingly, no amortization of goodwill was recorded for the nine months ended December 31, 2002. Net income and earnings per share for the three and nine month periods ended December 31, 2001 would have been as follows had the requirements of SFAS No. 142 been applied retroactively (in thousands, except per share amounts):

                                                     Three Months Ended         Nine Months Ended
                                                     December 31, 2001          December 31, 2001
                                                     ------------------         -----------------
         Net income                                       $  1,021                  $ 2,259
         Earnings per share - basic                       $   0.62                  $  1.36
         Earnings per share - diluted                     $   0.61                  $  1.35

     In accordance with SFAS No. 142, goodwill is subject to ongoing periodic impairment testing using various fair value techniques, such as price/earnings ratios, present values and other fair value methods. The Company has completed the transitional impairment test specified by SFAS No. 142 and concluded that the amount of recorded goodwill was not impaired as of April 1, 2002. In the opinion of management, based upon its assessment, there was no impairment in the carrying value of goodwill at December 31, 2002.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2)  LOANS AND LOANS HELD FOR SALE

     Loans, excluding loans held for sale, as of December 31, 2002 and March 31, 2002 are summarized below (in thousands):

                                                              December 31,               March 31,
                                                                  2002                      2002
                                                              -----------               -----------
       Real estate loans:
          Residential real estate                             $   235,954               $   239,396
          Commercial real estate                                   98,736                    93,662
          Construction                                             27,361                    20,998
          Second mortgage and home equity lines of credit           9,792                     9,154
                                                              -----------               -----------
               Total real estate loans                            371,843                   363,210
                                                              -----------               -----------
       Commercial loans                                             6,785                     6,901
       Consumer loans                                               1,866                     1,596
                                                              -----------               -----------
                Total loans                                       380,494                   371,707
        Less:  allowance for loan losses                           (3,276)                   (3,292)
                                                              -----------               -----------
                Total loans, net                              $   377,218               $   368,415
                                                              ===========               ===========

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2002


(2)  LOANS AND LOANS HELD FOR SALE (CONTINUED)

     There were no non-accrual loans at December 31, 2002 and March 31, 2002.

     During the quarter ended December 31, 2002, the Company began to implement its program to sell certain fixed rate residential mortgage loans to the secondary market. In connection therewith, the Company entered into certain commitments with investors to sell such loans on a servicing released basis. Loans which were outstanding at December 31, 2002 and which were designated for sale to investors have been separately classified in the accompanying balance sheet as "loans held for sale" and accounted for at the lower of cost or market value.

(3)  DEPOSITS

     Deposits at December 31, 2002 and March 31, 2002 are summarized as follows (in thousands):

                                                              December 31,               March 31,
                                                                  2002                      2002
                                                              -----------               -----------
Demand deposit accounts                                       $    31,120               $    25,370
NOW accounts                                                       37,849                    36,277
Regular, Club and 90 day notice accounts                           71,201                    72,944
Money market deposit accounts                                      40,901                    17,997
                                                              -----------               -----------
         Total non certificate accounts                           181,071                   152,588
                                                              -----------               -----------
Term deposit certificates
      Certificates of $100 and above                               27,345                    27,233
      Certificates less than $100                                  78,305                    82,086
                                                              -----------               -----------
         Total term deposit certificates                          105,650                   109,319
                                                              -----------               -----------
         Total deposits                                       $   286,721               $   261,907
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

     The Company's other comprehensive income (loss) and related tax effect is as follows (in thousands):

                                                                   For the Nine Months Ended
                                                                       December 31, 2002
                                                              -----------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)  After-Tax
                                                              Amount         Expense     Amount
                                                              --------    ------------  ---------
Unrealized gains (losses) on securities:
  Unrealized net holding gains arising during period          $2,236       $   845       $1,391
   Less: reclassification adjustment for net
            losses included in net income                        (196)         (75)        (121)
                                                              -------      -------       ------
   Other comprehensive income                                 $ 2,432      $   920       $1,512
                                                              =======      =======       ======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(4)  REPORTING COMPREHENSIVE INCOME (CONTINUED)

                                                                   For the Nine Months Ended
                                                                       December 31, 2001
                                                              -----------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)  After-Tax
                                                              Amount         Expense     Amount
                                                              --------    ------------  ---------
Unrealized gains (losses) on securities:
  Unrealized holding gains arising during period              $   142      $    37       $   105
   Less: reclassification adjustment for net
            gains included in net income                          339          123           216
                                                              -------      -------       -------
   Other comprehensive loss                                   $  (197)     $   (86)      $  (111)
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

State Income Taxes

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. In October 2002, the DOR sent the Bank a Notice of Assessment for the same amount and in December 2002 sent a demand for payment. The Bank has submitted an application for abatement to the DOR for the full amount assessed. For the period April 1, 2001 to December 31, 2002, additional state excise taxes would be $530,000 applying the methodology set forth in the DOR's aforementioned notices. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

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

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(5)  CONTINGENCIES (CONTINUED)

     On January 30, 2003, the Governor of Massachusetts proposed legislation that would amend state law by eliminating the 95% dividends received deduction for distributions by a REIT. As currently proposed, this change in the law would be retroactive to tax years ending on or after December 31, 1999.

     If this proposed legislation is adopted, the Bank, along with other Massachusetts financial institutions with a REIT subsidiary, intends to challenge the new statute, particularly its retroactive feature, on constitutional grounds. It is uncertain what impact this recent development may have on the related pending abatement application discussed above.

(6)  ESOP STOCK PURCHASES

     During fiscal 2002, the Company's Board of Directors authorized the Central Co-operative Bank Employee Stock Ownership Plan Trust (the ESOP) to acquire up to an additional 5% of outstanding shares of Company stock. During the nine months ended December 31, 2002, the ESOP completed the purchase program by acquiring 76,913 shares at a cost of $2,358,000.

(7)  SUBSEQUENT EVENT

     On January 9, 2003, the Board of Directors voted the payment of a quarterly cash dividend of $.12 per share. The dividend is payable on February 14, 2003 to stockholders of record on January 31, 2003.

(8)  RECENT ACCOUNTING PRONOUNCEMENT

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 does not permit the use of the original SFAS No.123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. The Company does not expect to change to the fair value based method of accounting for stock-based employee compensation, and does not believe the adoption of SFAS No. 148 will have a material impact on the Company's Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses to be its critical accounting policy. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND MARCH 31, 2002

     Total assets increased by $19.8 million from $468.2 million at March 31, 2002 to $488.0 million at December 31, 2002. This increase occurred as a result of net deposit growth of $24.8 million which was partially used to paydown maturing FHLB advances.

     During the nine months ended December 31, 2002, loans increased by $28.3 million, including $19.5 million in loans held for sale. All of this growth occurred during the most recent quarter as the Company implemented its secondary mortgage market program. This program allows the Company to compete more effectively for residential mortgage loan originations by using the secondary mortgage market as an outlet for that portion of originations in excess of targeted loan portfolio needs. During the nine months ended December 31,

2002, the Company originated $130.7 million in loans, including $44.6 million in commercial real estate and construction loans.

     During the nine months ended December 31, 2002, the Company experienced core deposit growth of $28.5 million, or 18.7%. The majority of this growth was in money market deposits, the Company's highest-paying core deposit account. While deposit flows can vary significantly on a daily basis, the Company has experienced steady growth in core deposits during the past six quarters. This growth has been aided by the introduction and promotion of the Bank's Community Package Account product, low interest rates and the continuing uncertainty in the stock market.

     FHLB  advances  were reduced by $8.6  million  during the nine months ended
December 31, 2002. This decrease is consistent with the Company's current strategy of reducing its utilization of FHLB advances. In January 2003, an additional $11.0 million in advances were repaid with proceeds from the sale of loans.

     The increase in stockholders' equity of $2.1 million to $41.1 million at December 31, 2002 resulted primarily from net income of $2.6 million, other comprehensive income of $1.5 million and proceeds from the exercise of stock options of $516,000. These increases were partially offset by cash dividends and stock purchases by the Employee Stock Ownership Plan (ESOP) totaling $2.9 million. During the first nine months of the year, an additional 76,913 shares were purchased by the ESOP for a total purchase price of $2,358,000 ($30.67 per share) which was funded by an internal loan.

COMPARISON  OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  DECEMBER 31, 2002 AND
2001

     Net income decreased by $39,000, or 4.1%, to $910,000 ($0.58 per diluted share) for the quarter ended December 31, 2002, compared to $949,000 ($0.57 per diluted share) in the same quarter in the prior year. Included in net income for the quarter ended December 31, 2002, are professional fees of approximately $250,000 attributable to litigation relating to the most recent annual stockholders meeting. Exclusive of the after-tax impact of such professional fees, net income would have increased $126,000, or 13.3% for the quarter ended December 31, 2002 compared to the same quarter in the prior year. This increase was primarily due to an increase of $644,000 in net interest and dividend income and an increase of $64,000 in non-interest income (excluding securities transactions), partially offset by an increase of $483,000 in non-interest expenses, excluding the professional fees noted in the preceding sentence.

Interest Income. Interest income for the quarter ended December 31, 2002 was $7.6 million, an increase of $548,000 over the same quarter in the prior year despite a decrease in the yield on interest-earning assets from 6.88% in the third quarter of the prior year to 6.51% in the current quarter. Average interest-earning assets increased by $57.2 million, or 14.0%, to $467.0 million during the quarter ended December 31, 2002 from $409.8 million for the quarter ended December 31, 2001.

     The principal area of growth in average balances for the quarter ended December 31, 2002 was in real estate loans (up $62.7 million, or 20.1%), which was partially offset by a decrease in investments of $5.6 million, all as compared to average balances for the quarter ended December 31, 2001.

Interest Expense. Interest expense for the quarter ended December 31, 2002 was $3.2 million compared to $3.3 million for the quarter ended December 31, 2001, a decrease of $96,000, or 2.9%. This decrease resulted from a 59 basis points decrease in the cost of funds from 3.79% in the quarter ended December 31, 2001 to 3.20% in the quarter ended December 31, 2002. This decrease was substantially offset by an increase in average interest-bearing liabilities of $51.9 million in the current year period.

     The significant decrease in the cost of funds in the third quarter of fiscal 2003 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of a majority of certificates of deposit during the past year and a shift in deposits from higher cost certificates of deposit which represented 44.8% of deposits at the beginning of the third quarter of the prior fiscal year compared to 38.6% at the beginning of the third quarter of the current fiscal year.

Provisions for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate using an approach that is summarized in the preceding section entitled "Critical Accounting Policies."

     Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing loans during the past two years, the Company made no provision for loan losses during the quarters ended December 31, 2002 and 2001.

Non-interest Income. Exclusive of securities transactions, non-interest income was $292,000 for the quarter ended December 31, 2002 compared to $228,000 in the same period of 2001. The primary reasons for the current quarter increase were gains on the sale of loans ($27,000) and other loan related income.

     Net gains (losses) from sales and write-downs of investment securities were $14,000 for the quarter ended December 31, 2002 compared to $16,000 in the prior year period. Included in such amounts are write-downs of $248,000 and $185,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary during the quarters ended December 31, 2002 and 2001, respectively.

Non-interest Expenses. Non-interest expenses increased $733,000 during the quarter ended December 31, 2002 as compared to the same quarter in 2001. Exclusive of the elimination of the amortization of goodwill in the current year as required by generally accepted accounting principles (SFAS No. 142), non-interest expenses increased $805,000, or 33.6%, due principally to increases in salaries and employee benefits of $425,000, additional costs of approximately $250,000 (primarily professional fees) attributable to litigation resulting from the contested election of directors at the 2003 Annual Meeting of Stockholders and additional advertising expense of $68,000.

     The increase in salaries and employee benefits of $425,000, or 31.9%, during the quarter ended December 31, 2002, was due to overall salary increases averaging 4%, increases in staffing to support higher mortgage loan originations, additional expense accrued under the Management Incentive Compensation Plan ($199,000) and an increase in ESOP expense ($58,000) due to both an increase in market value of the Company's stock and the allocation of shares under the ESOP's recent stock purchase program.

     The increase in other expenses of $162,000, or 52.6%, during the quarter ended December 31, 2002 was primarily due to increases in advertising and other costs associated with lending activities and, to a lesser extent, increases in communication costs and charitable contributions.

Income Taxes. The effective tax rates for the quarters ended December 31, 2002 and 2001 were 37.6% and 36.1%, respectively. These rates vary from the statutory income tax rate for banks of approximately 41% due to the Company's use of both a securities corporation and a REIT subsidiary for state tax purposes.

     In June 2002, the Bank received from the Commonwealth of Massachusetts Department of Revenue ("DOR") a Notice of Intent to Assess additional state excise taxes of $535,000 plus interest with respect to its tax years ended March 31, 2000 and 2001. In October 2002, the DOR sent the Bank a Notice of Assessment for the same amount and in December 2002 sent a demand for payment. The Bank has submitted an application for abatement to the DOR for the amount assessed. For the period April 1, 2001 to December 31, 2002, additional state excise taxes would be $530,000 applying the methodology set forth in the DOR's aforementioned notices. The Bank is aware that the DOR has sent similar notices to numerous other financial institutions in Massachusetts that reported a deduction for dividends received from a REIT during this period. Assessed amounts ultimately paid, if any, would be deductible expenses for federal income tax purposes.

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

     On January 30, 2003, the Governor of Massachusetts proposed legislation that would amend state law by eliminating the 95% dividends received deduction for distributions by a REIT. As currently proposed, this change in the law would be retroactive to tax years ending on or after December 31, 1999.

     If this proposed legislation is adopted, the Bank, along with other Massachusetts financial institutions with a REIT subsidiary, intends to challenge the new statute, particularly its retroactive feature, on constitutional grounds. It is uncertain what impact this recent development may have on the Bank's related pending abatement application.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Net income increased by $562,000, or 27.5%, to $2.6 million ($1.63 per diluted share) for the nine months ended December 31, 2002, compared to $2.0 million ($1.22 per diluted share) in the same period in the prior year.
Exclusive of the after tax impact of gains and losses on the sales and write-downs of investment securities, which adversely affected the increase in net income between years by $341,000, net income would have increased by $903,000, or 49.5%, for the nine months ended December 31, 2002 compared to the same period in the prior year. The significant increase was primarily due to an increase of $2.4 million in net interest and dividend income and an increase of $131,000 in non-interest income (excluding securities transactions), partially offset by an increase of $1.1 million in non-interest expenses.

Interest Income. Interest income for the nine months ended December 31, 2002 was $22.6 million, or $777,000 greater than the amount earned in the same period in the prior year despite a decrease in the yield on interest-earning assets from 6.90% in the first nine months of the prior year to 6.53% in the same period of the current year. Average interest-earning assets increased by $39.7 million, or 9.4%, to $461.9 million during the nine months ended December 31, 2002 from $422.2 million for the nine months ended December 31, 2001.

     The principal area of growth in average balances for the nine months ended December 31, 2002 was in real estate loans (up $43.2 million, or 13.5%) which was partially offset by a decrease in investments of $3.8 million, all as compared to average balances for the nine months ended December 31, 2001.

Interest Expense. Interest expense for the nine months ended December 31, 2002 was $9.9 million compared to $11.5 million for the nine months ended December 31, 2001, a decrease of $1.7 million, or 14.5%. This significant decrease resulted from a 91 basis points decrease in the cost of funds from 4.19% in the nine months ended December 31, 2001 to 3.28% in the nine months ended December 31, 2002. This decrease was partially offset by an increase in average interest-bearing liabilities of $34.5 million in the current year period.

     The significant decrease in the cost of funds in the nine months of fiscal 2003 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of a majority of certificates of deposit during the past year and a shift in deposits from higher cost certificates of deposit which represented 52.9% of deposits at the beginning of the prior year compared to 41.7`% at the beginning of the current year.

Provisions for Loan Losses. Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing loans during the past two years, the Company made no provision for loan losses during the nine months ended December 31, 2002 and 2001.

Non-interest Income. Exclusive of securities transactions, as previously discussed, non-interest income was $783,000 for the nine months ended December 31, 2002 compared to $652,000 in the same period of 2001. The primary causes of the $131,000 increase in the current year were prepayment penalties on commercial real estate loans ($66,000), higher deposit service charges ($49,000) and gains on the sale of loans ($28,000).

     Net gains (losses) from sales and write-downs of investment securities were ($196,000) for the nine months ended December 31, 2002 compared to $339,000 in the comparable prior year period. Included in such amounts are write-downs of $688,000 and $185,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary during the nine months ended December 31, 2002 and 2001, respectively.

Non-interest Expenses. Non-interest expenses increased $1.1 million during the nine months ended December 31, 2002 as compared to the corresponding period in the prior year. Exclusive of the elimination of the amortization of goodwill in the current year as required by generally accepted accounting principles (SFAS No. 142), non-interest expenses increased $1.4 million, or 17.2%, due principally to increases in salaries and employee benefits of $668,000 and additional costs of approximately $600,000 (primarily professional fees) incurred in connection with the contested election of directors at the 2002 annual meeting of stockholders and related litigation costs. Also contributing to the growth in non-interest expenses were increases in advertising costs primarily associated with lending activities and to a lesser extent, increases in communication costs and charitable contributions.

     The increase in salaries and employee benefits of $668,000, or 15.2%, during the nine months ended December 31, 2002, was due to overall salary increases averaging 4%, increases in staffing to support higher mortgage loan originations, expense accrued under the Management Incentive Compensation Plan ($246,000) and additional ESOP expense due to an increase in market value of the Company's stock and the allocation of shares under the ESOP's recent stock purchase program.

Income Taxes. The effective tax rates for the nine months ended December 31, 2002 and 2001 were 36.6% and 36.3%, respectively. These rates vary from the statutory income tax rate for banks of approximately 41% due to the Company's use of both a securities corporation and a REIT subsidiary for state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank
(FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities and funds on deposit at the FHLB of Boston. At December 31, 2002, the Bank had approximately $35.7 million in unused borrowing capacity at the FHLB of Boston.

     At December 31, 2002, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $77.9 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at December 31, 2002 were as follows:

                                                                Company    Bank
                                                                -------    ----
Total Capital (to risk-weighted assets)                         12.70%    11.81%

Tier 1 Capital (to risk-weighted assets)                        11.68     10.79

Tier 1 Capital (to average assets)                               7.89      7.29

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

     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 150/100 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                                  December 31,   March 31,
                                                                     2002          2002
                                                                  -----------    ---------

                  300 basis point increase in rates.........         (4.0)%      (12.9)%

                  150 basis point decrease in rates
                  (March 31 only)..............................                    0.5%

                  100 basis point decrease in rates
                  (December 31 only)..........................       (3.0)%

     For each one percentage point change in net interest income in the December 2002 projections, the effect on net income would be $112,000 assuming a 36% tax rate.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and each of its directors were named as defendants in a suit filed on October 1, 2002 by Richard Lashley and PL Capital, LLC in the U.S. District Court for the District of Massachusetts. The suit alleged that the adjournment of the 2002 Annual Meeting of Stockholders until October 11, 2002 violated Massachusetts law and the Company's Bylaws and constituted a breach of fiduciary duty by the defendant directors. The suit sought declaratory relief and the issuance of a temporary restraining order and preliminary injunction. On October 8, 2002, the Court declined to issue a temporary restraining order and denied injunctive relief. The Company moved for dismissal of the suit as moot. On November 12, 2002, the plaintiffs responded to the Company's motion for dismissal by amending their complaint to allege breaches of fiduciary duty by the directors for their failure to elect PL Capital's nominees to the Board of the Company's principal subsidiary, Central Co-operative Bank, their alleged failure to conduct a reasonable investigation into the sale of the Company, and their alleged consenting to the reimbursement of legal fees of Joseph and John Doherty and to allege unfair and deceptive trade practices within the meaning of chapter 93A of the Massachusetts General Laws. On November 13, 2002, the U.S. District Court dismissed the suit in its entirety and on December 12, 2002 the Court denied PL Capital's motion to open the case and for reconsideration. On January 21, 2003, the Board of Directors received a demand from Richard J. Lashley and PL Capital, LLC in their capacities as stockholders calling for the Board of Directors to take prompt remedial action with respect to the allegations contained in their November 12, 2002 amendment to their dismissed complaint. The demand has been referred to a special committee of independent directors of the Company's Board of Directors for their investigation and recommendation.

     See Note 5 of the Notes to Unaudited Consolidated Financial Statements presented elsewhere herein.

Item 2.  Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3.  Defaults upon Senior Securities
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          99.1 Certification under Section 906 of Sarbanes-Oxley Act of 2002
     (b)  Reports on Form 8-K
          On October 10, 2002, the Registrant  filed a Form 8-K reporting  under
          Item 5 that it had increased in its quarterly cash dividend to $0.12 per share.

          On October 25, 2002, the Registrant  filed a Form 8-K reporting  under
          Item 9 its earnings for the quarter ended September 30, 2002.

          On November 8, 2002, the Registrant  filed a Form 8-K reporting  under
          Item 5 the Board of Directors' determination that it was in the best interests of stockholders for the Registrant to remain independent, that John D. Doherty had been named Chairman of the Board and that Paul Bulman, Marat Santini and John Gilgun had been elected to the Board of Directors of the Registrant's principal subsidiary, Central Co-operative Bank.

          On January 28, 2003, the Registrant  filed a Form 8-K reporting  under
          Item 9 its earnings for the quarter ended December 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CENTRAL BANCORP, INC.
                                ---------------------
                                      Registrant




February 12, 2003               /s/ John D. Doherty
-----------------               ---------------------------------------
Date                            John D. Doherty
                                President and Chief Executive Officer




February 12, 2003               /s/ Michael K. Devlin
-----------------               ---------------------------------------
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

Date: February 12, 2003


                                        /s/ John D. Doherty
                                        --------------------------------------
                                        John D. Doherty
                                        President and Chief Executive Officer

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

Date: February 12, 2003

                            /s/ Michael K. Devlin
                            ---------------------------------------------------
                            Michael K. Devlin
                            Senior Vice President, Treasurer and Chief Financial Officer