Form 10-K/A
period 2002-03-31
CENTRAL BANCORP INC /MA/
filed 2003-03-24
CIK 1076394

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------


                                FORM 10-K/A NO. 2


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

================================================================================

EXPLANATION FOR AMENDMENT:



         The Annual Report on Form 10-K of Central Bancorp, Inc. (the "Company") for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission (the "Commission") on June 28, 2002 and amended on July 25, 2002 (the "2002 Form 10-K") is being amended hereby to reflect a change in Note 13 to the Consolidated Financial Statements of the Company filed under Item 8 of the 2002 Form 10-K.

                                    * * * * *
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                                                           Page

Consolidated Balance Sheets................................................   3

Consolidated Statements of Income..........................................   4

Consolidated Statement of Changes in Stockholders' Equity..................   5

Consolidated Statement of Cash Flows.......................................   7

Notes to Consolidated Financial Statements.................................   8

Independent Auditors' Report...............................................  26

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



     ADVANCES FROM FHLB OF BOSTON

     Fair values of non-callable advances from the FHLB of Boston are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated monthly maturities on FHLB advances. Fair values of callable advances from the FHLB of Boston are estimated using the prepayment fee payable to the FHLB of Boston assuming all such advances were prepaid on the reporting date.


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

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:


                                                                 MARCH 31, 2002         MARCH 31, 2001
                                                             ---------------------   ---------------------
                                                             CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             AMOUNT    FAIR VALUE    AMOUNT   FAIR VALUE
                                                             ------    ----------    ------   ----------
ASSETS
     Cash and due from banks                                 $  5,109   $  5,109   $  5,351   $  5,351
     Short-term investments                                     2,455      2,455     35,718     35,718
     Investment securities                                     73,884     73,884     49,388     49,388
     Net loans                                                368,415    367,893    342,687    350,028
     Accrued interest receivable                                2,530      2,530      2,426      2,426
     Stock in Federal Home Loan Bank of Boston, at cost         8,300      8,300      6,150      6,150
     The Co-operative Central Bank Reserve Fund                 1,576      1,576      1,576      1,576

LIABILITIES
     Deposits                                                $261,907   $262,810   $287,167   $288,297
     Advances from Federal Home Loan Bank of Boston           164,000    169,896    121,000    119,965
     Advance payments by borrowers for taxes and insurance      1,111      1,111      1,220      1,220
     Accrued interest payable                                     618        618        608        608

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

                                    * * * * *

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

(c)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.



EXHIBIT NO.          DESCRIPTION
-----------          -----------

  3.1*             Articles of Organization of Central Bancorp, Inc.
  3.2*             Bylaws of Central Bancorp, Inc.
  4.1**            Shareholder Rights Agreement, dated as of October 11, 2001, by and between the Central Bancorp, Inc. and EquiServe Trust Company, as
                   Rights Agent
  10.1*            Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 +
  10.2*            First  Amendment to Employment  Agreement  between the Bank and John D. Doherty,  dated March
                   31, 1992 +
  10.3*            Second  Amendment to Employment  Agreement  between the Bank and John D. Doherty,  dated June
                   8, 1995 +
  10.4*            Third Amendment to the Employment Agreement between the Bank and
                   John D. Doherty, dated January 8, 1999 +
  10.5*            Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 +
  10.6*            Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 +
  10.7*            Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 +
  10.8*            Amendments to Severance  Agreements  between the Bank and Messrs.  Feeley,  Kearn and Morrissey,  dated January 8, 1999. +

  10.9***          1999 Stock Option and Incentive Plan +
  10.10****        Deferred Compensation Plan for Non-Employee Directors  +
  10.11*****       Management Incentive Plan +
  10.12*****       Severance Agreement between the Bank and Michael K. Devlin, dated February 25, 2002. +
  21*****          Subsidiaries of Registrant
  23               Consent of KPMG LLP
  99               Certification under Section 906 of Sarbanes-Oxley Act of 2002

____________
+    Management  contract or compensatory  plan required to be filed pursuant to
     Item 14(c).
*    Incorporated herein by reference to the Form 10-K for the fiscal year ended
     March 31, 1999, filed with the SEC on June 28, 1999.
**   Incorporated by reference to the Form 8-A filed with the SEC on October 12,
     2001.
***  Incorporated by reference to the  Registration  Statement on Form S-8 (File
     No. 333-49264) filed on November 3, 2000.
**** Incorporated by reference to the  Registration  Statement on Form S-8 (File
     No. 333-87005) filed on September 13, 1999.
*****Previously filed.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRAL BANCORP, INC.






Date: March 20, 2003       By:/s/ John D. Doherty
                               ----------------------------------------------
                               John D. Doherty
                               President and Chief Executive Officer
                               Duly Authorized Representative

                                  CERTIFICATION


I, John D. Doherty, President and Chief Executive Officer of Central Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Central Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: March 20, 2003


                                 /s/ John D. Doherty
                                 ----------------------------------------------
                                 John D. Doherty
                                 President and Chief Executive Officer

                                  CERTIFICATION


I, Michael K. Devlin, Senior Vice President, Treasurer and Chief Financial Officer of Central Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K/A of Central Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: March 20, 2003

                                      /s/ Michael K. Devlin
                                      ------------------------------------------
                                      Michael K. Devlin
                                      Senior Vice President, Treasurer and Chief
                                      Financial Officer