Form 10-K
period 2003-03-31
CENTRAL BANCORP INC /MA/
filed 2003-06-30
CIK 1076394

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25251

                             CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                                           04-3447594
--------------------------------                             -------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                      02144
----------------------------------------------                    ----------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes      No  X
                                        ---      ---

     The aggregate market value of voting stock held by nonaffiliates of the registrant at June 20, 2003 was approximately $14.4 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National MarketSM as of September 30, 2002 ($28.31 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     At June 20, 2003, the registrant had 1,663,133 shares of its Common Stock, $1.00 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Item 10,
Item 11, Item 12 Subparts (a) and (b) and Item 13 of Part III of this Form 10-K.

================================================================================

                              CENTRAL BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page
                                                                            ----

Item 1.    Business.........................................................  3
Item 2.    Properties....................................................... 21
Item 3.    Legal Proceedings................................................ 22
Item 4.    Submission of Matters to a Vote of Security Holders.............. 24


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................  24
Item 6.    Selected Financial Data.........................................  25
Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  26
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......  32
Item 8.    Financial Statements and Supplementary Data.....................  33
Item 9.    Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.....................................  60

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............  60
Item 11.   Executive Compensation..........................................  60
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters............................  60
Item 13.   Certain Relationships and Related Transactions..................  61
Item 14.   Controls and Procedures.........................................  61

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.....................................................  61

                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECT" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE, AND TO ADVISE READERS THAT VARIOUS FACTORS, INCLUDING CHANGES IN REGIONAL AND NATIONAL ECONOMIC CONDITIONS, UNFAVORABLE JUDICIAL DECISIONS, SUBSTANTIAL CHANGES IN LEVELS OF MARKET INTEREST RATES, CREDIT AND OTHER RISKS OF LENDING AND INVESTMENT ACTIVITIES AND COMPETITIVE AND REGULATORY FACTORS, COULD AFFECT THE COMPANY'S FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED OR PROJECTED.

     THE COMPANY DOES NOT UNDERTAKE AND SPECIFICALLY DISCLAIMS ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS TO REFLECT OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

ITEM 1.  BUSINESS
-----------------

GENERAL

     THE COMPANY. Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, was organized by Central Co-operative Bank (the "Bank") on September 30, 1998, to acquire all of the capital stock of the Bank as part of its reorganization into the holding company form of ownership, which was completed on January 8, 1999. Upon completion of the holding company reorganization, the Company's common stock, par value $1.00 per share (the "Common Stock"), became registered under the Securities Exchange Act of 1934, as amended (the "Act"). The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company has no significant assets other than the common stock of the Bank, loans to the Bank's Employee Stock Ownership Plan ("ESOP") and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.

     THE BANK. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including home improvement and secured and unsecured personal loans, and commercial and industrial loans. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and a limited amount of equity securities. In fiscal 2002, the Bank began to offer investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.

     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through eight full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts, a limited service high school branch in Worburn, Massachusetts, as well as over the Internet. Each full-service branch office also has a 24-hour automated teller machine ("ATM"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston and its deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The Company's and Bank's main office is located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.
                                     -----------------

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

LENDING ACTIVITIES

     The Bank offers residential mortgage and home equity loans, commercial real estate loans, construction loans, commercial and industrial loans, personal, home improvement, and various other types of consumer loans. For the year ended March 31, 2003, the Bank originated loans totaling $186.0 million, including $3.9 million of purchased loans. Of the total loans originated during fiscal 2003, $118.4 million, or 63.7%, were residential mortgage loans and $48.5 million, or 26.1%, were commercial mortgage loans. No loans were sold during fiscal 2002 and 2001 in the secondary market. During 2003, the Bank sold $35.7 million of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk. The Bank's net loan portfolio increased by $18.8 million, or 5.1%, to $387.2 million at March 31, 2003 from $368.4 million at March 31, 2002. The increase occurred, despite the continuing high level of loan refinancing activity due to an increase in originations of residential and commercial real estate loans and construction loans.

     LOAN PORTFOLIO COMPOSITION. The following table summarizes the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

                                                                           AT MARCH 31,
                               -------------------------------------------------------------------------------------------------
                                     2003                 2002                 2001               2000              1999
                               -----------------    ----------------   -----------------   ----------------  --------------
                               AMOUNT        %      AMOUNT       %     AMOUNT        %     AMOUNT       %    AMOUNT      %
                               ------      -----    ------     -----   ------      -----   ------     -----  ------     ---
                                                                       (DOLLARS IN THOUSANDS)
 Mortgage loans:
  Residential..................$237,296    60.8%    $246,045    66.2%  $ 248,459   71.9%   $ 243,570   76.1% $ 212,659  75.8%
  Commercial................... 107,140    27.4       87,013    23.4      69,949   20.2       54,228   16.9     48,756  17.4
  Construction.................  30,294     7.8       20,998     5.6       9,152    2.6        9,765    3.1      5,269   1.9
  Second mortgage and
    home equity................   9,128     2.3        9,154     2.5      10,977    3.2        7,403    2.3      7,462   2.7
                               --------   -----     --------   -----   ---------  -----    ---------  -----   --------  ----
    Total mortgage loans....... 383,858    98.3      363,210    97.7     338,537   97.9      314,966   98.4    274,146  97.8
                               --------   -----     --------   -----   ---------  -----    ---------  -----  --------- -----

Other loans:
  Commercial and industrial....   5,319     1.4        6,901     1.9       4,979    1.4        3,349    1.1      4,391   1.6
  Consumer.....................   1,287     0.3        1,596     0.4       2,277    0.7        1,698    0.5      1,809   0.6
                               --------   -----     --------    ----   ---------   ----    ---------   ----  ---------  ----
    Total other loans..........   6,606     1.7        8,497     2.3       7,256    2.1        5,047    1.6      6,200   2.2
                               --------    ----     --------    ----   ---------   ----    ---------   ----  ---------  ----
    Total loans................ 390,464   100.0%     371,707   100.0%    345,793  100.0%     320,013  100.0%   280,346 100.0%
                                          =====                =====              =====               =====            =====

Less:
  Allowance for loan losses....   3,284                3,292               3,106               2,993             2,913
                               --------             --------           ---------           ---------         ---------
    Loans, net.................$387,180             $368,415           $ 342,687           $ 317,020         $ 277,433
                               ========             ========           =========           =========         =========

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain maturity information as of March 31, 2003 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                          DUE AFTER
                                       DUE WITHIN         ONE THROUGH       DUE AFTER
                                        ONE YEAR          FIVE YEARS        FIVE YEARS          TOTAL
                                       ----------         -----------       ----------          -----
                                                         (IN THOUSANDS)
Construction loans..................   $   25,838         $    2,624        $    1,832        $   30,294
Commercial and industrial loans.....        4,485                670               164             5,319
                                       ----------         ----------        ----------        ----------
     Total..........................   $   30,323         $    3,294        $    1,996        $   35,613
                                       ==========         ==========        ==========        ==========

     Of construction loans and commercial and industrial loans maturing more than one year after March 31, 2003, $3.8 million have fixed rates and $1.5 million, have floating or variable rates.

     RESIDENTIAL LENDING. The Bank's residential mortgage loans at March 31, 2003 totaled $237.3 million, or 60.8%, of the total loan portfolio. Fixed-rate residential mortgages totaled $178.6 million, or 75.3%, of the residential loan portfolio and adjustable rate loans totaled $58.7 million, or 24.7%, of the residential loan portfolio.

     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g. commercial real estate loans, and projected interest rates. In light of these factors, the Bank sold $35.7 million of 15 and 30 year fixed rate residential mortgage loans in the secondary market while retaining $68.0 million of fiscal 2003 originations of such loans in portfolio. With the rate on the 30 year fixed rate residential mortgage loan reaching a 45-year low in 2003, the Company experienced significant refinancing activity. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30 year fixed rate mortgage loan. These market conditions lead to a continuing shift to the fixed rate component of the Bank's residential mortgage loan portfolio.

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

     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner-occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 80% of the appraised value of the residential property. The Bank generally requires private mortgage insurance for loans in excess of 80% of appraised value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on non-owner occupied residential properties is 80%.

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates permanent and construction loans on commercial real estate. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years. As of March 31, 2003, commercial real estate loans totaled $107.1 million and constituted 27.4% of the total loan portfolio.

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

     The Bank's construction loans totaled $30.3 million, or 7.8%, of the Bank's loan portfolio at March 31, 2003. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.

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

     The continuing planned growth in commercial real estate loans and construction loans in fiscal 2003, which aggregated $29.4 million, or 27.2%, is attributable to the addition of experienced commercial lenders and expansion of the credit administration function in 2002. This growth was aided by opportunities created by the declining rate environment which prevailed during the year.

     SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank offers home equity lines of credit that are secured by the borrower's equity in their primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the Prime Rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding, and amortizing second mortgages totaled $9.1 million, or 2.3%, of the Bank's loan portfolio at March 31, 2003.

     COMMERCIAL AND INDUSTRIAL, CONSUMER AND OTHER LOANS. The Bank's commercial and industrial, consumer and other loans totaled $6.6 million, or 1.7%, of the total loan portfolio on March 31, 2003. The Bank's commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.

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

     LOAN SOLICITATION AND PROCESSING. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers, third party originators and builders. The Bank also utilizes both in-house and traveling originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank's team of five commercial loan officers. Consumer loans result from walk-in customers and depositors.

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

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                            AT MARCH 31,
                                                ------------------------------------------------------------------
                                                  2003          2002          2001           2000           1999
                                                --------      --------      -------        --------       --------
                                                                       (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis,
   non-performing loans......................   $    --       $    --       $     --       $    235       $  419
Restructured loans...........................        --            --             --             --           --
Real estate acquired by foreclosure..........        --            --             --             --           --
                                                -------       -------       --------       --------       ------

   Non-performing assets.....................   $    --       $    --       $     --       $    235       $  419
                                                =======       =======       ========       ========       ======

Impaired loans, accruing.....................   $    --       $    --       $     --       $     --       $   --

Non-performing loans to total loans..........      0.00%        0.00%           0.00%          0.07%        0.15%

Non-performing assets to total assets........      0.00%        0.00%           0.00%          0.06%        0.12%

     At March 31, 2003, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation for each of the periods reported includes identification of adverse situations which may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based on the risk classification assigned to individual loans. Additionally, general risk allocations are determined by formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, industry standards and regulatory guidelines. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to earnings and realized losses, net of recoveries, are charged to the allowance.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at their examination date.

     The following table presents activity in the allowance for loan losses during the years indicated.

                                                                        YEARS ENDED MARCH 31,
                                                --------------------------------------------------------------------
                                                  2003            2002          2001          2000           1999
                                                --------        --------      --------      --------        -------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of year.................   $  3,292        $   3,106     $    2,993     $    2,913     $    2,886
                                                --------        ---------     ----------     ----------     ----------

Charge-offs:
  Residential mortgage.......................         --               --             --             --            (88)
  Commercial mortgage........................         --               --             --             --             --
  Other loans................................        (21)              (4)            (4)            (9)           (11)
                                                --------        ---------     -----------    ----------     ----------
    Total charge-offs........................        (21)              (4)            (4)            (9)           (99)
                                                --------        ---------     -----------    ----------     ----------

Recoveries:
  Residential mortgage.......................         --               80             60              9             78
  Commercial mortgage........................         --              103             48             36             36
  Other loans................................         13                7              9             44             12
                                                --------        ---------     ----------     ----------     ----------
    Total recoveries.........................         13              190            117             89            126
                                                --------        ---------     ----------     ----------     ----------

Net (charge-offs) recoveries.................         (8)             186            113             80             27
Provision....................................         --               --             --             --             --
                                                --------        ---------     ----------     ----------     ----------
Balance at end of year.......................   $  3,284        $   3,292     $    3,106     $    2,993     $    2,913
                                                ========        =========     ==========     ==========     ==========

Average loans outstanding during the year....   $378,502        $ 335,271     $  341,732     $  300,089     $  287,513
Ratio of net charge-offs to average loans....         nm            n/a            n/a            n/a            n/a
Total loans outstanding at end of year.......   $390,464        $ 371,707     $  345,793     $  320,013     $  280,346
Ratio of allowance for loan
  losses to loans at end of year.............       0.84%            0.89%          0.90%         0.94%           1.04%

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.

                                                            AT MARCH 31,
                              --------------------------------------------------------------------------------
                                      2003                         2002                         2001
                              ----------------------       ---------------------        ----------------------
                                            % OF                         % OF                        % OF
                                          LOANS TO                     LOANS TO                    LOANS TO
                              AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS
                              ------     -----------       ------     -----------       ------     -----------
                                                              (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage......  $    583        60.8%        $    636        66.2%        $ 1,637           71.9%
  Commercial mortgage.......     2,009        27.4            1,956        23.4           1,058           20.2
  Construction..............       457         7.8              462         5.6             169            2.6
  Second mortgage and
    home equity.............        94         2.3               98         2.5             163            3.2
                              --------        ----         --------        ----         -------           ----
    Total mortgage loans....     3,143        98.3            3,152        97.7           3,027           97.9
Other loans.................       141         1.7              140         2.3              79            2.1
                              --------        ----         --------        ----         -------           ----
    Total...................  $  3,284       100.0%        $  3,292       100.0%        $ 3,106          100.0%
                              ========       =====         ========       =====         =======          =====

                                                 AT MARCH 31,
                              --------------------------------------------------
                                     2000                         1999
                              ----------------------       ---------------------
                                             % OF                         % OF
                                           LOANS TO                     LOANS TO
                              AMOUNT     TOTAL LOANS       AMOUNT     TOTAL LOANS
                              ------     -----------       ------     -----------
                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
  Residential mortgage......  $  1,333        76.1%        $  1,120        75.8%
  Commercial mortgage.......     1,202        16.9            1,556        17.4
  Construction..............       198         3.1               92         1.9
  Second mortgage and
    home equity.............       178         2.3               58         2.7
                              --------        ----         --------        ----
    Total mortgage loans....     2,911        98.4            2,826        97.8
Other loans.................        82         1.6               87         2.2
                              --------        ----         --------        ----
    Total...................  $  2,993       100.0%        $  2,913       100.0%
                              ========       =====         ========       =====

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

     Investments are classified as either held to maturity, available for sale or trading. Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Securities held to maturity are carried at amortized cost. At March 31, 2003, all of the Bank's marketable investments were classified as available for sale.

     The following table sets forth a summary of the Bank's investment securities, as well as the percentage such investments comprise of the Bank's total assets, at the dates indicated.

                                                                              AT MARCH 31,
                                                           --------------------------------------------------
                                                               2003              2002                2001
                                                               -----            ------               ----
                                                                             (DOLLARS IN THOUSANDS)
  U. S. Government and agency obligations.................  $    8,247          $   13,996         $   19,051
  Corporate bonds.........................................      38,727              38,568              5,245
  Mortgage-backed securities..............................      12,056              18,340             19,314
  Marketable equity securities............................       2,081               2,980              5,778
                                                            ----------          ----------         ----------
      Total investment securities.........................  $   61,111          $   73,884         $   49,388
                                                            ==========          ==========         ==========

      Percentage of total assets..........................        12.8%               15.8%              11.0%
                                                                  ====                ====               ====

At March 31, 2003, the Bank owned securities issued by several companies having a book value that exceeded 10% of the Company's stockholders' equity. Such securities consisted primarily of debt obligations. The following table summarizes the aggregate book and market value of the Bank's holdings of each issuer.

     ISSUER                          BOOK VALUE        MARKET VALUE
     ------                          ----------        ------------
                                           (DOLLARS IN THOUSANDS)
AT&T                                 $  5,216.3         $  5,417.5
Ford Motor Credit                       5,082.9            4,930.0
GMAC                                    5,143.8            5,267.9
Boeing Capital Corp.                    5,034.7            5,235.6
Hewlett Packard                         4,982.2            5,445.8
DaimlerChrysler                         4,015.8            4,265.2

     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's debt securities at March 31, 2003.

                              ONE YEAR OR LESS    ONE TO FIVE YEARS    FIVE TO TEN YEARS   MORE THAN TEN YEARS
                             ------------------   ------------------   ------------------  -------------------
                             AMORTIZED  AVERAGE   AMORTIZED  AVERAGE   AMORTIZED  AVERAGE  AMORTIZED  AVERAGE
                                COST     YIELD      COST      YIELD      COST      YIELD     COST      YIELD
                             ---------  -------   ---------  -------   ---------  -------  ---------  -------
                                                           (DOLLARS IN THOUSANDS)
U.S. government and agency
  securities................ $   --        -- %    $ 2,000    6.10%    $ 6,000      6.27%   $    --     -- %
Corporate bonds.............    501       6.57      31,248    6.89       5,163      7.80         --     --
Mortgage-backed securities..     --        --          666    6.89       1,586      7.87      9,588    6.30
                             ------                -------             -------              -------
      Total................  $  501                $33,914             $12,749              $ 9,588
                             ======                =======             =======              ========


                                TOTAL INVESTMENT PORTFOLIO
                               ---------------------------
                               AMORTIZED  MARKET   AVERAGE
                                 COST     VALUE     YIELD
                               ---------  ------   ------
                                (DOLLARS IN THOUSANDS)
U.S. government and agency
  securities................  $  8,000   $  8,247   6.23%
Corporate bonds.............    36,912     38,727   7.01
Mortgage-backed securities..    11,840     12,056   6.55
                              --------   --------
      Total................   $ 56,752   $ 59,030
                              ========   ========

DEPOSITS AND BORROWED FUNDS

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

     DEPOSITS. Consumer deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW and Preferred NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. During fiscal 2003, the Bank did enter into a retail CD brokerage agreement with a major brokerage firm and considers this arrangement to be a secondary source of liquidity. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other Massachusetts financial institutions.

     DEPOSIT ACCOUNTS. The following table shows the distribution of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                            YEARS ENDED MARCH 31,
                                       ----------------------------------------------------------------
                                                    2003                           2002
                                       -----------------------------    -----------------------------
                                                             AVERAGE                          AVERAGE
                                       AVERAGE      % OF      RATE      AVERAGE    % OF        RATE
                                       BALANCE    DEPOSITS    PAID      BALANCE   DEPOSITS     PAID
                                       -------    --------   -------    -------   --------    -------
                                                           (DOLLARS IN THOUSANDS)
Demand deposit accounts.............  $  29,586    10.7%        --  %  $  24,535     9.0%        --%
NOW accounts........................     37,271    13.4        .64        36,177    13.2       1.12
Passbook and other savings
    accounts........................     70,489    25.4       1.10        67,322    24.7       1.32
Money market deposit accounts.......     33,695    12.1       1.83        16,869     6.2       1.75
Term deposit certificates...........    106,572    38.4       3.72       127,906    46.9       5.13
                                      ---------   -----                ---------   -----

    Total deposits..................  $ 277,613   100.0%      2.02%    $ 272,809   100.0%      2.98%
                                      =========   =====                =========   =====
                                         YEARS ENDED MARCH 31,
                                        --------------------------
                                                   2001
                                        --------------------------
                                                           AVERAGE
                                        AVERAGE    % OF     RATE
                                        BALANCE   DEPOSITS  PAID
                                        -------   -------- -------
                                         (DOLLARS IN THOUSANDS)
Demand deposit accounts.............    $ 20,382     7.5%      --%
NOW accounts........................      32,312    12.0     1.29
Passbook and other savings
    accounts........................      62,018    22.9     2.03
Money market deposit accounts.......      17,200     6.4     2.22
Term deposit certificates...........     138,223    51.2     5.81
                                        --------    ----

    Total deposits..................    $270,135   100.0%    3.73%
                                        ========   =====

     TIME DEPOSITS IN EXCESS OF $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 2003 (in thousands).


        Maturity Period:
           Three months or less.................... $   4,055
           Three through six months................     7,584
           Six through twelve months...............     8,696
           Over twelve months......................     5,924
                                                    ---------
                 Total............................. $  26,259
                                                    =========

     BORROWINGS. From time to time the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and all the Bank's stock in the FHLB of Boston. At March 31, 2003, the Bank had advances outstanding from the FHLB of Boston of $144.4 million. Proceeds from these advances were primarily used to fund the Bank's loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve System.

     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated.

                                                                                 AT OR FOR THE
                                                                              YEARS ENDED MARCH 31,
                                                                -------------------------------------------------
                                                                   2003               2002               2001
                                                                ---------           ---------          --------
                                                                            (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.........................   $ 144,400           $ 164,000          $121,000
Weighted average rate at end of period.......................        4.81%               4.39%             5.84%
Maximum amount of borrowings outstanding
  at any month end...........................................   $ 165,500           $ 164,000          $121,000
Approximate average amounts outstanding......................   $ 155,590           $ 124,680          $111,980
Approximate weighted average rate during the year............        4.67%               5.41%             6.18%


SUBSIDIARIES

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

     In July 1999, the Bank established Central Preferred Capital Corporation ("CPCC"), a Massachusetts corporation which has elected to be taxed as a real estate investment trust ("REIT") for federal and Massachusetts tax purposes. CPCC holds mortgage loans which were previously originated by the Bank. For additional information, see Note 8 of Notes to Consolidated Financial Statements under "Item 8. Financial Statements and Supplementary Data."

                           REGULATION AND SUPERVISION

REGULATION AND SUPERVISION OF THE COMPANY

     GENERAL. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

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

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

     At March 31, 2003, the Bank's ratio of Tier 1 capital to average assets was 6.77%, its ratio of Tier 1 capital to risk-weighted assets was 10.07% and its ratio of total risk-based capital to risk-weighted assets was 11.08%.

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

     The FDIC has adopted an assessment schedule for BIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings have been reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At March 31, 2003, the Bank is considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts. Until December 31, 1999, BIF-insured institutions were required to pay FICO assessments at one-fifth the rate at which Savings Association Insurance Fund ("SAIF") members were assessed. After December 31, 1999, both BIF and SAIF members have been assessed at the same rate for FICO payments.

     The FDIC has announced that the BIF reserve ratio had fallen below 1.25% as of March 31, 2003. The FDIC has further indicated that in the event the BIF reserve ratio is expected to remain below the designated reserve ratio when the FDIC establishes the assessment rate for the first half of 2003 this fall, it will require BIF-insured banks to begin paying a premium for deposit insurance.

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

     PATRIOT ACT. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

     TRANSACTIONS WITH AFFILIATES. A state non-member bank or its subsidiaries may not engage in "covered transactions" with any one affiliate in an amount greater than 10% of such bank's capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA and Regulation W further prohibit a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

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

EMPLOYEES

     At March 31, 2003, the Company and the Bank employed 94 full-time and 36 part-time employees. The Company's and Bank's employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The Bank owns all its offices, except the Burlington and Malden branch offices, and the loan and operations centers located in Somerville. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and/or amortization. At March 31, 2003, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 2003 (dollars in thousands):

                                                                                                     NET BOOK
                                                                          YEAR                        VALUE AT
                  OFFICE LOCATION                                         OPENED                 MARCH 31, 2003
                  ---------------                                         ------                 --------------
            MAIN OFFICE
            399 Highland Avenue
            Somerville, MA.............................................    1974                     $    273

            BRANCH OFFICES:
            175 Broadway
            Arlington, MA..............................................    1982                          123

            85 Wilmington Road
            Burlington, MA.............................................    1978(a)                         2

            1192 Boylston Street
            Chestnut Hill (Brookline), MA..............................    1954                          127

            137 Pleasant Street
            Malden, MA.................................................    1975(b)                        22

            846 Main Street
            Melrose, MA................................................    1994                          163

                                                                                                     NET BOOK
                                                                          YEAR                        VALUE AT
                  OFFICE LOCATION                                         OPENED                 MARCH 31, 2003
                  ---------------                                         ------                 --------------
            275 Main Street
            Woburn, MA.................................................    1980                     $    459

            198 Lexington Street
            Woburn, MA.................................................    1974                          163

            Woburn High School
            Woburn, MA.................................................    2002(c)                        37

            OPERATIONS CENTER
            17 Inner Belt Road
            Somerville, MA.............................................    1994(d)                         8

            COMMERCIAL LOAN CENTER
            401 Highland Avenue........................................    2002(e)                        51
            Somerville, MA

            RESIDENTIAL LOAN CENTER
            403 Highland Avenue
            Somerville, MA.............................................    2002(f)                        51

_______________
(a)  The lease for the Burlington branch expires in 2007 with no renewal option.
(b) The lease for the Malden branch expires in 2005 with an option to extend the lease for one ten-year term.
(c) The lease for the Woburn High School branch is for one year, renewable annually.
(d)  The lease for the Operations Center expires in 2005 with no renewal option.
(e) The lease for the Commercial Loan Center expires in 2006 with an option to extend for one three-year term.
(f) The lease for the Residential Loan Center expires in 2005 with an option to extend for one three-year term.

     At March 31, 2003, the net book value of the Bank's premises and equipment was $1.9 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Bank has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is
                                               ------------------
alleged,  inter  alia,  that the Bank  committed  an unfair or  deceptive  trade
          -----  ----
practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. The plaintiff seeks damages of $165,000 plus statutory interest of approximately $175,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. While the Bank believes that it has meritorious defenses to all such claims and intends to vigorously defend against them, a settlement offer has been made to the plaintiffs' counsel, however, no response has been received.

     The Company and certain present and former directors have been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital has challenged actions by the directors including, among other things, a decision on setting the date for closing of the polls for voting at the 2002 Annual Meeting and the directors' decision following that Annual Meeting not to seek the sale of the Company. PL Capital and Seidman have challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Shareholder Rights Agreement ("Rights Plan").

     After a review and recommendation by a Special Committee of the Board of Directors, the Board of Directors determined on January 28, 2003 that PL Capital, which owned 9.8% of Central Bancorp shares, had secretly coordinated a November 4, 2002 block trade to place 8.3% of Company's common stock in the hands of Seidman, Joseph Stilwell ("Stilwell") and Robert Reichenbach ("Reichenbach"), thereby exceeding the 10% ownership limit set by the Shareholder Rights Plan. As a result, the Special Committee and Board of Directors determined that PL Capital, Seidman, Stilwell and Reichenbach (collectively, the "PL Capital-Seidman Group") constitute an Acquiring Person under the Rights Plan. Seidman and PL Capital immediately commenced actions in the Massachusetts Superior Court for Suffolk County to enjoin implementation of the Rights Plan, which once implemented would provide an issuance of one additional share of common stock for each share presently owned to all of the
Company's shareholders other than the PL Capital-Seidman Group. The Massachusetts Superior Court entered an ex parte temporary restraining order,
                                         -- -----

later extended to a preliminary injunction, enjoining the Company and its Board of Directors from implementing the Rights Plan pending trial on the merits. Following expedited proceedings in Massachusetts federal and state courts, the parties have asked for rulings on the legal standard applicable to the directors' decisions challenged by PL Capital and Seidman and on whether PL Capital and Seidman can avoid application of the Rights Plan to them by virtue of Seidman's sale of all of his shares in the Company. Seidman sold those shares immediately after his motion for summary judgment in the federal court was denied and contemporaneously with the federal court's order that the legal standard on the applicable Rights Plan claims be determined by the state court and that trial then proceed as scheduled in the state court. (On February 11 and February 26, 2003, respectively, the Company and its directors entered into settlement agreements with Stilwell and Reichenbach (and their respective affiliates) and the litigation was subsequently dismissed with respect to those parties only.)

     PL Capital's initial complaint was filed on October 1, 2002 in the United States District Court for the District of Massachusetts and amended on November 12, 2002, challenging, respectively, the decisions of the Company's Board of Directors concerning setting a date for closing the polls on voting for directors at the 2002 Annual Meeting and the Board of Directors' decision not to seek sale of the Company. (PL Capital's amended complaint also challenged the directors' decision to re-elect Marat E. Santini and John F. Gilgun, Jr. rather than PL Capital's nominees to the Board of the Bank and the Company's reimbursement of legal fees for Joseph and John Doherty, and alleged unfair and deceptive trade practices within the meaning of Chapter 93A of the Massachusetts General Laws.) PL Capital's requests for relief were opposed by the Company and its directors and were denied by the court and dismissed on November 13, 2002. PL Capital and Seidman subsequently filed complaints in the Massachusetts Superior Court for Suffolk County on January 30 and 31, 2003 challenging the directors' Rights Plan decision of January 28, 2003, but the state court found that PL Capital and Seidman had apparently failed to inform the Court that PL Capital had filed related action in federal court (see above) and was already a party there to identical claims concerning the Rights Plan. (The Special Committee had filed in federal court on January 28, 2003, seeking a declaratory judgment that its decision under the Rights Plan complied with applicable Massachusetts law, to prevent such circumvention by PL Capital or Seidman.) Acccordingly, PL Capital and Seidman were ordered by the state court to proceed in federal court, where PL Capital had initiated action in October 2002.

     PL Capital and Seidman have filed additional claims in the federal court challenging other decisions made by the Company's directors. PL Capital's claims in the federal court against the Company, its directors, the Central Cooperative Bank Employee Stock Ownership Plan Trust (the "ESOP") and the Joseph R. Doherty Family Limited Partnership, L.P. also challenge the directors' approval of a loan from the Company to the ESOP and allege interference with PL Capital's voting rights as a result of the ESOP's purchase of Reichenbach's shares of the Company's common stock (in connection with Reichenbach's decision to settle out of the litigation). PL Capital further alleges that John Doherty, Joseph Doherty, the Joseph R. Doherty Family Limited Partnership, L.P. and the ESOP (and its trustees) violated Section 13(d) of the Securities Exchange Act of 1934 ("Exchange Act") by allegedly failing to disclose certain relationships and purported motives in connection with their ownership of the Company's stock. PL Capital also seeks a declaratory judgment that former director Garrett Goodbody and director Richard Fates are entitled to indemnification from the Company with respect to the litigation. PL Capital seeks declaratory and injunctive relief, money damages and attorneys' fees. Seidman has also alleged in the federal court, in addition to claims concerning the directors' Rights Plan determination, claims similar to PL Capital's alleging violation of Section 13(d) of the Exchange Act by John Doherty and Joseph Doherty and interference with Seidman's voting rights by virtue of the ESOP's purchase of Reichenbach's shares of the Company's common stock. Seidman seeks declaratory relief and attorneys' fees. The Company has also sought a declaratory judgment from both the state and federal courts seeking to resolve those litigations (and, in the federal court, the Company has also alleged that PL Capital and Seidman violated Section 13(d) of the Exchange Act by failing to disclose to the Company, its shareholders and the investing public their coordinated ownership of the Company's stock).

The Company believes that all of PL Capital's and Seidman's claims are without merit and intends to defend them vigorously.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS
--------------------------------------------------------------------------------

     The Company's common stock is quoted on the Nasdaq National MarketSM under the symbol "CEBK." At March 31, 2003, there were 1,662,433 shares of the common stock outstanding and approximately 249 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or "street name" through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.

     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2003 and fiscal 2002 as reported by the Nasdaq National MarketSM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2003 and fiscal 2002. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

         COMMON STOCK PRICES                                                 CASH DIVIDENDS (PAYABLE DATES)

         Fiscal 2003                  High           Low                        Fiscal 2003      Amount
         --------------------------------------------------------               -----------------------
         6/30/02                    $31.95          $26.50                      5/17/02           $0.10
         9/30/02                     33.50           28.05                      8/16/02            0.10
         12/31/02                    31.50           28.31                      11/15/02           0.12
         3/31/03                     36.55           30.11                      2/14/03            0.12

         Fiscal 2002                  High           Low                        Fiscal 2002      Amount
         --------------------------------------------------------               ------------------------
         6/30/01                    $26.00          $17.50                      5/18/01           $0.10
         9/30/01                     27.75           21.50                      8/17/01            0.10
         12/31/01                    26.99           21.00                      11/16/01           0.10
         3/31/02                     29.75           25.00                      2/15/02            0.10

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                               AT OR FOR THE YEAR ENDED MARCH 31,
                                                -------------------------------------------------------------
                                                  2003           2002         2001         2000        1999
                                                --------       --------     --------     --------    --------
                                                   (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET
Total assets................................   $ 477,208    $  468,219   $  449,337   $  409,557   $  364,696
Total loans.................................     390,464       371,707      345,793      320,013      280,346
Investments:
    Available for sale......................      61,111        73,884       49,388       68,316       68,881
    Held to maturity........................          --            --           --           --           --
Deposits....................................     287,959       261,907      287,167      258,339      266,463
Borrowings..................................     144,576       164,000      121,000      111,000       57,000
Total stockholders' equity..................      39,443        38,954       38,212       37,397       38,742

Shares outstanding..........................       1,662         1,633        1,684        1,810        1,967

STATEMENTS OF OPERATIONS
Net interest and dividend income............   $  17,257    $   14,413   $   13,914   $   13,375   $   11,947
Provision for loan losses...................          --            --           --           --           --
Net gain (loss) from sale and write-down of
    investment securities...................        (308)         (150)         680        1,013          580
Gain on sale of loans.......................         796            --           --           --           --
Other non-interest income...................         917           838          608          656          788
Total non-interest expenses.................      13,877        10,464       10,330        9,345        8,773
Income before cumulative effect of
    accounting change.......................       2,187         2,860        3,109        3,567        2,682
Net income..................................       2,187         2,860        3,109        3,333        2,682
Earnings per common share after cumulative
    effect of accounting change - diluted...        1.37          1.72         1.81         1.77         1.38

SELECTED RATIOS
Interest rate spread........................         3.29%       2.85%         2.80%        3.11%        2.97%
Net yield on interest-earning assets........         3.71        3.36          3.38         3.64         3.29
Equity-to-assets............................         8.27        8.32          8.50         9.13        10.62
Return on average assets before
    cumulative effect of change in
    accounting principle....................         0.46        0.65          0.74         0.94         0.72
Return on average stockholders' equity
    before cumulative effect of change in
    accounting principle....................         5.52        7.62          8.11         9.49         7.12
Dividend payout ratio.......................        33.24       23.39         22.42        20.67        23.45

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

     The operations of the Company and its subsidiary, the Bank, are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Commissioner, the Federal Reserve Board and the FDIC.

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

     The following is a discussion and analysis of the Company's results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2003 and 2002. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of the Company's financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.


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

RESULTS OF OPERATIONS

     The Company reported net income of $2.2 million or $1.37 per diluted share for fiscal 2003, as compared to $2.9 million, or $1.72 per diluted share for fiscal 2002 and $3.1 million or $1.81 per diluted share for fiscal 2001.

     The Company's earnings in fiscal 2003 were adversely affected by two significant items, namely, state legislation (the "REIT legislation") passed in March 2003 that retroactively eliminated the dividends received deduction on dividends received from the Bank's REIT subsidiary and legal fees incurred in connection with litigation with certain of the Company's shareholders.

     The REIT legislation resulted in an increase in the Company's provision for income taxes of $835 thousand in the fourth quarter of fiscal 2003. In June 2003, a group of banks negotiated a settlement with the Massachusetts Department of Revenue ("DOR") and, as a result, the Bank will recognize in the first quarter of fiscal 2004 a reduction in the Company's provision for income taxes of $374 thousand.

     The legal fees associated with the litigation with certain shareholders, who initially filed suit against the Company in October 2002 following the annual meeting of shareholders, totaled approximately $875 thousand, net of taxes. The Company has coverage under its directors' and officers' liability insurance policy for reimbursement of legal fees, subject to limitations, incurred in connection with this litigation. The extent of coverage is currently being resolved with the insurance carrier. At March 31, 2003, the Company had not received any insurance reimbursement and, accordingly, net income was reduced to the extent of legal fees incurred.

     The Company's earnings decrease for fiscal 2002 compared with fiscal 2001 was primarily due to write-downs of $642 thousand in certain equity securities which had experienced a decline in fair value judged by management to be other than temporary, partially offset by higher net interest income.


     INTEREST RATE SPREAD. The Company's and the Bank's operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The following table present average balances, interest income and expense and yields earned or rates paid on all interest-earning assets and interest-bearing liabilities for the years indicated.

                                                        YEARS ENDED MARCH 31,
                                    -----------------------------------------------------------------
                                                 2003                              2002
                                    -------------------------------    ------------------------------
                                    AVERAGE                  YIELD/    AVERAGE                 YIELD/
                                    BALANCE    INTEREST       COST     BALANCE    INTEREST      COST
                                    -------    --------      ------    -------    --------     ------
                                                           (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.................   $370,505   $24,952        6.73%    $ 327,743  $23,567       7.19%
  Other loans....................      7,997       586        7.33         7,528      670       8.90
                                    --------   -------                 ---------  -------
      Total loans................    378,502    25,538        6.75       335,271   24,237       7.23
  Short-term investments.........      7,620       125        1.64        22,076      866       3.92
  Investment securities..........     78,928     4,466        5.66        71,427    4,170       5.84
                                    --------   -------                 ---------  -------
      Total investments..........     86,548     4,591        5.30        93,503    5,036       5.39
                                    --------   -------                 ---------  -------
      Total interest-earning
        assets...................    465,050    30,129        6.48       428,774   29,273       6.83
                                               -------                            -------
Allowance for loan losses .......     (3,287)                             (3,234)
Non-interest-earning assets......     14,406                              14,951
                                    --------                           ---------
      Total  assets..............   $476,169                           $ 440,491
                                    ========                           =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Deposits.......................   $248,027   $ 5,601        2.26     $ 248,274    8,119       3.27
  Short-term borrowings..........        505         9        1.78           477       10       2.10
  Advances from FHLB of Boston...    155,085     7,262        4.68       124,203    6,731       5.42
                                    --------   -------                 ---------  -------
      Total interest-bearing
         liabilities.............    403,617    12,872        3.19       372,954   14,860       3.98
                                               -------        ----                -------       ----
Non-interest-bearing deposits....     29,586                              24,535
Other liabilities................      3,371                               4,481
                                    --------                           ---------
       Total liabilities.........    436,574                             401,970
Stockholders' equity.............     39,595                              38,521
                                    --------                           ---------
      Total liabilities and
         stockholders' equity....   $476,169                           $ 440,491
                                    ========                           =========
Net interest and dividend income.              $17,257                            $14,413
                                               =======                            =======
Interest rate spread.............                             3.29%                             2.85%
                                                              ====                              ====
Net yield on interest-earning
  assets.........................                             3.71%                             3.36%
                                                              ====                              ====

                                        YEARS ENDED MARCH 31,
                                     -----------------------------
                                                 2001
                                     -----------------------------
                                     AVERAGE                YIELD/
                                     BALANCE     INTEREST    COST
                                     -------     --------   ------
                                        (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning assets:
  Mortgage loans.................     $ 334,513  $  25,613    7.66%
  Other loans....................         7,219        716    9.92
                                      ---------  ---------
      Total loans................       341,732     26,329    7.70
  Short-term investments.........         7,457        487    6.53
  Investment securities..........        62,998      4,101    6.51
                                      ---------  ---------
      Total investments..........        70,455      4,588    6.51
                                      ---------  ---------
      Total interest-earning
        assets...................       412,187     30,917    7.50
                                                 ---------
Allowance for loan losses .......        (3,042)
Non-interest-earning assets......        13,676
                                      ---------
      Total  assets..............     $ 422,821
                                      =========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Deposits.......................     $ 249,753     10,087    4.04
  Short-term borrowings..........           874         58    6.64
  Advances from FHLB of Boston...       111,106      6,858    6.17
                                      ---------  ---------
      Total interest-bearing
         liabilities.............       361,733     17,003    4.70
                                                 ---------    ----
Non-interest-bearing deposits....        20,382
Other liabilities................         2,383
                                      ---------
       Total liabilities.........       384,498
Stockholders' equity.............        38,323
                                      ---------
      Total liabilities and
         stockholders' equity....     $ 422,821
                                      =========
Net interest and dividend income.                $  13,914
                                                 =========
Interest rate spread.............                             2.80%
                                                              ====
Net yield on interest-earning
  assets.........................                             3.38%
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

                                              2003    VS.    2002                 2002    VS.   2001
                                         -----------------------------      -----------------------------
                                                CHANGES DUE TO                    CHANGES DUE TO
                                             INCREASE (DECREASE) IN:            INCREASE (DECREASE) IN:
                                         -----------------------------      -----------------------------
                                         VOLUME       RATE       TOTAL      VOLUME      RATE        TOTAL
                                         ------       ----       -----      ------      ----        -----
                                                                    (IN THOUSANDS)
Interest income:
  Mortgage loans.......................  $ 2,953     $(1,568)   $  1,385    $  (508)   $(1,538)    $(2,046)
  Other loans..........................       40        (124)        (84)        30        (76)        (46)
                                         -------     -------    --------    -------    -------     -------
      Total income from loans..........    2,993      (1,692)      1,301       (478)    (1,614)     (2,092)
                                         -------     -------    --------    -------    -------     -------
  Short-term investments...............     (393)       (348)       (741)       639       (260)        379
  Investment securities................      428        (132)        296        516       (447)         69
                                         -------     -------    --------    -------    -------     -------
      Total income from investments....       35        (480)       (445)     1,155       (707)        448
                                         -------     -------    --------    -------    -------     -------
      Total interest and dividend
        income.........................    3,028      (2,172)        856        677     (2,321)     (1,644)
                                         -------     -------    --------    -------    -------     -------

Interest expense:
  Deposits.............................       (8)     (2,510)     (2,518)       (60)    (1,908)     (1,968)
  Short-term borrowings................        1          (2)         (1)       (19)       (29)        (48)
  Advances from FHLB of Boston.........    1,529        (998)        531        758       (885)       (127)
                                         -------     -------    --------    -------    -------     -------
      Total interest expense...........    1,522      (3,510)     (1,988)       679     (2,822)     (2,143)
                                         -------     -------    --------    -------    -------     -------

Net interest and dividend income.......  $ 1,506     $ 1,338    $  2,844    $    (2)   $   501     $   499
                                         =======     =======    ========    =======    =======     =======

     INTEREST AND DIVIDEND INCOME. The Company experienced a $2.8 million overall increase in net interest and dividend income for the year ended March 31, 2003 compared to fiscal 2002. Interest income on loans increased by $1.3 million to $25.5 million due to a $43.2 million increase in average loan balances partially offset by a 48 basis point decline in the average rate earned. During fiscal 2003, the Bank commenced its mortgage banking initiative and sought to increase its origination of residential mortgage loans and to eliminate the purchase of such loans. With the continuing decline of interest rates which reached a forty-year low in fiscal 2003, the Bank was able to double its origination of such loans to $118.4 million of which $35.7 million were sold in the secondary market. The Bank has continued to emphasize commercial real estate lending in order to diversify the loan portfolio and improve overall portfolio yield. Interest and dividend income on investments decreased by $445 thousand in fiscal 2003 due primarily to a 9 basis point decrease in the rate earned on investments and a $7.0 million decrease in the average balance of investments. The overall total average balance of interest-earning assets increased by $36.3 million from fiscal 2002 to fiscal 2003, and the average yield on all interest-earning assets decreased by 35 basis points between the two fiscal years.

     The Bank experienced a $499 thousand overall increase in net interest and dividend income for the year ended March 31, 2002 compared to fiscal 2001.
Interest income on loans decreased by $2.1 million to $24.2 million due to a $6.5 million decrease in average loan balances and a 47 basis point decline in the average rate earned. During fiscal year 2002, the Bank originated and purchased new loans amounting to $157.9 million, including $84.0 million during the fourth quarter of the year. With declining interest rates, management had decided to slow down the origination of fixed-rate residential loans during the first half of the year. During the second half of the year, the Bank priced its residential loans more competitively which increased origination volume. Additionally, interest and dividend income on investments increased by $448 thousand in fiscal 2002 due primarily to an $23.0 million increase in average total balances of investments partially offset by a 112 basis point decrease in the rate earned on investments. The overall total average balance of interest-earning assets increased by $16.6 million from fiscal 2001 to fiscal 2002, and the average yield on all interest-earning assets decreased by 67 basis points between the two fiscal years.

     INTEREST EXPENSE. For fiscal 2003, interest expense on deposits decreased by $2.5 million from $8.1 million in fiscal 2002 to $5.6 million in fiscal 2003. The decrease can be attributed primarily to a 101 basis point reduction in the cost of deposits in fiscal 2003 reflecting the series of reductions in interest rates initiated by the Federal Reserve Board beginning in January 2001. Interest expense on borrowings increased $530 thousand as the average balance of borrowings rose to $155.6 million during fiscal 2003 from $124.7 million during fiscal 2002, which was partially offset by a decrease of 74 basis points in the rate paid on these borrowings to 4.67% in fiscal 2003 from 5.41% in fiscal 2002. There was an overall increase in the average balance of interest-bearing liabilities of $30.7 million during fiscal 2003 compared to fiscal 2002.

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

     PROVISION FOR LOAN LOSSES. Due to the high level of asset quality, as measured by low delinquency rates and the absence of non-performing assets during the past two years, the Bank made no provision for loan losses during fiscal 2003, 2002 and 2001. At March 31, 2003 and 2002, the Bank had no non-performing loans.

     NON-INTEREST INCOME. Total non-interest income for fiscal 2003 was $1.4 million, compared to $688 thousand during fiscal 2002. During the second half of fiscal 2003, the Bank commenced its mortgage banking initiative and sold $35.7 million of fixed rate residential mortgage loans in the secondary market. These loans were sold on a servicing released basis. The Bank realized a gain of $796 thousand on the sale of these loans. Non-interest income in fiscal 2003 was adversely affected by the additional write-down of $803 thousand in certain equity securities, which had experienced a decline in fair value judged to be other than temporary.

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

     NON-INTEREST EXPENSES. Non-interest expenses increased $3.4 million during fiscal 2003, as compared to the year ended March 31, 2002. This increase is due to increases in salaries and employee benefits ($1.3 million), data processing expenses ($170 thousand), professional fees ($1.4 million), advertising ($133 thousand) and other non-interest expenses ($726 thousand), partially offset by the elimination of goodwill amortization ($288 thousand).

     Salaries and employee benefits increased by $1.3 million, or 23.4%, in fiscal 2003 as compared to fiscal 2002 due to several factors including additional lending personnel in both the residential and commercial real estate areas, an overall salary increase of approximately 4%, additional ESOP expense associated with shares acquired during the year and bonuses earned in connection with the Bank's management incentive compensation plan (no bonuses were earned in fiscal 2002).

     Data processing expenses increased by $170 thousand, or 17.6%, in fiscal 2003 as compared to fiscal 2002 due primarily to volume related charges for both data processing and item processing.

     Professional fees increased by $1.4 million in fiscal 2003 as compared to fiscal 2002 due primarily to legal fees associated with pending litigation with certain of the Company's shareholders and, to a lesser extent, legal and other professional fees incurred in connection with the contested election of directors at the 2002 annual meeting of stockholders. Professional fees incurred for such activities aggregated approximately $1.65 million in fiscal 2003.

Exclusive of such costs, professional fees would have been approximately $758 thousand in fiscal 2003. Future legal fees associated with this litigation are likely to be significant.

     As previously noted, the Company has coverage under its directors' and officers' liability insurance policy for reimbursement of legal fees, subject to limitations, incurred in connection with the shareholder litigation. No reimbursement of legal fees was received in fiscal 2003. Management is currently working with its insurance carrier to ensure that the Company receives full reimbursement of all legal fees to which it is entitled. At this time, no estimate of any future insurance recovery is available.

     Advertising expense increased by $133 thousand, or 51.0%, in fiscal 2003 as compared to fiscal 2002 due to increased promotion of the Bank's expanded residential and commercial real estate lending programs. During fiscal 2002, the Bank had reduced its use of advertising to promote certificates of deposit.

     Other non-interest expenses increased by $726 thousand, or 59.9%, in fiscal 2003 as compared to fiscal 2002. Such increase was due to several factors including the accrual for the Bank's portion of the estimated cost of resolution of a commercial claim filed in 2002, as well as increases in ATM expense, memberships and contributions, communication costs and directors fees.

     Non-interest expense increased $134 thousand during fiscal 2002, as compared to the year ended March 31, 2001. Such increase is primarily due to increases in professional fees of $294 thousand and data processing service fees of $119 thousand, partially offset by decreases in advertising of $285 thousand and occupancy and equipment expenses of $68 thousand. Salaries and employee benefits, the largest component of non-interest expenses was virtually unchanged during fiscal 2002.

     The increase in professional fees of $294 thousand in fiscal 2002 compared to fiscal 2001 was primarily due to increased legal and consulting costs. The increase in data processing service fees was due to the change, in November 2000, to a new data processing system more suitable to the Bank's needs. The decrease in advertising of $285 thousand occurred as the Bank curtailed its regular promotion of certificates of deposit.

     Salaries and employee benefits expense decreased approximately $9 thousand during fiscal 2002 despite a $175 thousand increase in ESOP expenses due to the initial application of the fair value method of accounting for the allocation of ESOP shares to employees. Prior to fiscal 2002, compensation expense was recognized as shares were allocated to ESOP participants' accounts based on the cost of such shares to the ESOP. In future periods, compensation expense relating to the ESOP may be significantly affected by the market value of the Company's common stock.

     INCOME TAXES. The effective rates of income tax expense for the years ended March 31, 2003, 2002 and 2001 were 54.3%, 38.3% and 36.2%, respectively.
Exclusive of the impact of an additional state tax provision, as described below, necessitated by recent tax legislation, the effective tax rate in 2003 would have been 36.8%.

     The Governor of Massachusetts signed legislation on March 5, 2003, which expressly disallows deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, the legislation applies retroactively to tax years ending on or after December 31, 1999. In the fourth quarter of 2003, the Company provided additional income taxes of $835 thousand as a result of this legislation. Beginning in May 2002, the DOR had sent assessment notices and, later, demand notices to Massachusetts financial institutions with REIT subsidiaries asserting that the state statute providing for a 95% dividends received deduction on certain distributions did not apply to dividends received from a REIT subsidiary. With the passage of the aforementioned legislation, the focus of this disputed matter was changed from an interpretation of tax law to the constitutionality of a retroactive change in the law.

     Given the significant financial impact of this issue on numerous Massachusetts financial institutions and the considerable uncertainty of the constitutionality of the retroactive provisions of the legislation, a settlement was reached in June 2003 among the DOR and the majority of affected financial institutions. This settlement provides that 50% of all dividends received by the Bank from its REIT subsidiary from 1999 through December 2002 are subject to state income taxes. In addition, interest on the related taxes is to be assessed. In settlement of this matter, the Bank paid $431 thousand in June 2003 and also recognized a reduction in its accrued tax liabilities of $374 thousand, which will increase net income by the same amount in the first quarter of fiscal 2004.

     As a result of this legislation, the Company's effective tax rate is likely to increase closer to the effective statutory rate for Massachusetts financial institutions of approximately 40.9%.

FINANCIAL CONDITION

     Total assets at March 31, 2003 amounted to $477.2 million, an increase of $9.0 million from $468.2 million at March 31, 2002. Total assets at March 31,
2002 amounted to $468.2 million, an increase of $18.9 million from $449.3 million at March 31, 2001. During fiscal 2003, increases in the Bank's core deposits were used to repay FHLB advances, which contributed to the modest asset growth in fiscal 2003.

     Net loans increased $18.8 million to $387.2 million at March 31, 2003 from $368.4 million at March 31, 2002. At March 31, 2003, mortgage loans were $383.9 million, a $20.6 million increase from March 31, 2002. The increase in mortgage loans was entirely attributable to increases in commercial real estate and construction loans which increased $20.1 million and $9.3 million, respectively. The growth in commercial real estate loans and construction loans is attributable to the addition of experienced commercial lenders and expansion of the credit administration function in recent years. Residential mortgage loans decreased $8.7 million during fiscal 2003 and represented 60.8% of loans at March 31, 2003 compared to 66.2% at March 31, 2002. During fiscal 2003, the Bank commenced operation of its mortgage banking initiative, which resulted in the sale of $35.7 million in fixed rate residential mortgage loans.

     Total deposits at March 31, 2003 were $288.0 million, a $26.1 million increase from $261.9 million one year earlier. This increase is attributable to core deposit growth of $31.3 million, or 20.5%, partially offset by a decrease in certificates of deposit of $5.2 million. The majority of core deposit growth was in money market accounts, the highest paying core deposit account. This growth has been aided by the introduction and promotion of the Bank's Community Package Account product, low interest rates and the continuing uncertainty in the stock market.

     Advances from the FHLB of Boston decreased to $144.4 million at March 31, 2003 from $161.0 million at March 31, 2002. The Bank decreased its borrowings from the FHLB of Boston in fiscal 2003 consistent with its intent of reducing the utilization of FHLB advances.

     Stockholders' equity increased to $39.4 million at March 31, 2003 from $39.0 million at March 31, 2002 due to $3.8 million in comprehensive income, $516 thousand in proceeds from option exercises and $429 thousand in amortization of unearned ESOP compensation. The increases in these equity accounts were substantially offset by $3.6 million in ESOP stock purchases and $727 thousand in dividends paid.

LIQUIDITY

     The Company's primary sources of liquidity are dividends from its bank subsidiary and repayments of the ESOP loans. In addition, the Company has access to the capital markets to raise additional equity.

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

     Deposits have been a relatively stable source of funds for the Bank despite significant competition. During fiscal 2003, deposit balances increased by $26.1 million to $288.0 million from $261.9 million at March 31, 2002. The mix of deposits changed significantly during fiscal 2003 with term deposit certificates decreasing $5.2 million while core deposit accounts increased $31.3 million.
This shift occurred due to several factors including the low interest rate environment that prevailed throughout the year, the Bank's emphasis of its core deposit products and less aggressive pricing of term deposits.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2003 and 2002, the Bank had outstanding FHLB of Boston advances of $144.4 million and $161.0 million, respectively. The FHLB of Boston advances are secured by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2003, the Bank had approximately $26.0 million in unused borrowing capacity at the FHLB of Boston.

     The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain of the Bank's notes and drafts and is party to a retail CD brokerage agreement with a major brokerage firm. The Bank views these borrowing facilities as secondary sources of liquidity and has had no need to use them.

     At March 31, 2003, outstanding commitments to originate mortgage loans totaled $33.3 million, and commitments for unadvanced funds on home equity, commercial and construction loans totaled $23.4 million. At March 31, 2003, the Bank also had $4.8 million in commitments to sell residential mortgage loans. Management believes that the Bank has adequate sources of liquidity to fund these commitments.

CAPITAL RESOURCES

     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined:
Tier 1 or core capital (stockholders' equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2003, the minimum total risk-based capital ratio required was 8.00%. The Company's and the Bank's risk-based total capital ratios at March 31, 2003 were 12.05% and 11.08%, respectively.

     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders' equity divided by total average assets) of 3% for the most highly rated banks and 4%-5% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company's and the Bank's leverage ratios were 7.41% and 6.77%, respectively, at March 31, 2003.

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

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending, borrowing and deposit taking activities.

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

     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on actual cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 100 basis points downward (150 basis points for 2002). The 2003 rate was lowered due to the continuing decline in interest rates. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

                                                                   March 31,
                                                               -----------------
                                                                2003      2002
                                                               ------    -------
300 basis point increase in rates .....................        (7.6)%    (12.9)%
100 basis point decrease in rates (2003 only) .........        (2.0)%
150 basis point decrease in rates (2002 only) .........                    0.5%

     For each one percentage point change in net interest income in the 2003 projections, the effect on net income would be $105 thousand assuming a 40% tax rate.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
                                                                            Page
                                                                            ----
Consolidated Balance Sheets...............................................  34

Consolidated Statements of Income.........................................  35

Consolidated Statement of Changes in Stockholders' Equity.................  36

Consolidated Statement of Cash Flows......................................  38

Notes to Consolidated Financial Statements................................  39

Independent Auditors' Report..............................................  59

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                 MARCH 31,
                                                                                  ---------------------------------
                                                                                     2003                  2002
                                                                                     ----                  ----
ASSETS
Cash and due from banks                                                           $     5,996           $     5,109
Short-term investments                                                                  5,226                 2,455
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         11,222                 7,564
                                                                                  -----------           -----------
Investment securities available for sale (amortized cost of $59,500
     in 2003 and $74,935 in 2002) (note 2)                                             61,111                73,884
Stock in Federal Home Loan Bank of Boston, at cost (notes 2 and 7)                      8,300                 8,300
The Co-operative Central Bank Reserve Fund (note 2)                                     1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  70,987                83,760
                                                                                  -----------           -----------
Loans (note 3)                                                                        390,464               371,707
Less allowance for loan losses (note 4)                                                 3,284                 3,292
                                                                                  -----------           -----------
     Net loans                                                                        387,180               368,415
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,380                 2,530
Banking premises and equipment, net (note 5)                                            1,869                 1,836
Deferred tax asset, net (note 8)                                                          719                 1,289
Goodwill, net (note 1)                                                                  2,232                 2,232
Other assets                                                                              619                   593
                                                                                  -----------           -----------
    Total assets                                                                  $   477,208           $   468,219
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 6)                                                               $   287,959           $   261,907
  Federal Home Loan Bank advances (notes 2 and 7)                                     144,400               161,000
  Short-term borrowings                                                                   176                 3,000
  Advance payments by borrowers for taxes and insurance                                   999                 1,111
  Accrued expenses and other liabilities                                                4,231                 2,247
                                                                                  -----------           -----------
    Total liabilities                                                                 437,765               429,265
                                                                                  -----------           -----------
Commitments and Contingencies (notes 8, 9 and 12) Stockholders' equity (note
10):
  Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued                --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,027,727 shares issued at March 31, 2003 and
     1,999,588 shares issued at March 31, 2002                                          2,028                 2,000
  Additional paid-in capital                                                           12,751                11,934
  Retained income                                                                      34,601                33,141
  Treasury stock (365,294 shares at March 31, 2003 and
      2002), at cost                                                                   (7,249)               (7,189)
  Accumulated other comprehensive income (loss)                                         1,002                  (626)
  Unearned compensation - ESOP (note 11)                                               (3,690)                 (306)
                                                                                  -----------           -----------
    Total stockholders' equity                                                         39,443                38,954
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   477,208           $   468,219
                                                                                  ===========           ===========

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                           YEARS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                 2003              2002             2001
                                                              ----------        ----------       ----------
Interest and dividend income:
  Mortgage loans                                              $   24,952      $   23,567         $  25,613
  Other loans                                                        586             670               716
  Short-term investments                                             125             866               487
  Investments                                                      4,466           4,170             4,101
                                                              ----------      ----------         ---------
    Total interest and dividend income                            30,129          29,273            30,917
                                                              ----------      ----------         ---------
Interest expense:
  Deposits                                                         5,601           8,119            10,087
  Advances from Federal Home Loan Bank of Boston                   7,262           6,731             6,858
  Short-term borrowings                                                9              10                58
                                                              ----------      ----------         ---------
    Total interest expense                                        12,872          14,860            17,003
                                                              ----------      ----------         ---------
    Net interest and dividend income                              17,257          14,413            13,914
Provision for loan losses (note 4)                                    --              --                --
                                                              ----------      ----------         ---------
    Net interest and dividend income after
      provision for loan losses                                   17,257          14,413            13,914
                                                              ----------      ----------         ---------
Non-interest income:
  Deposit service charges                                            571             492               428
  Net gains (losses) from sales and write-downs
      of investment securities (note 2)                             (308)           (150)              680
  Gain on sale of loans                                              796              --                --
  Brokerage income                                                    94             100                --
  Other income                                                       252             246               180
                                                              ----------      ----------         ---------
    Total non-interest income                                      1,405             688             1,288
                                                              ----------      ----------         ---------
Non-interest expenses:
  Salaries and employee benefits (note 11)                         6,862           5,562             5,571
  Occupancy and equipment (note 5)                                 1,137           1,124             1,192
  Data processing service fees                                     1,136             966               847
  Professional fees                                                2,410           1,051               757
  Advertising                                                        394             261               546
  Goodwill amortization (note 1)                                      --             288               288
  Other expenses                                                   1,938           1,212             1,129
                                                              ----------      ----------         ---------
    Total non-interest expenses                                   13,877          10,464            10,330
                                                              ----------      ----------         ---------
    Income before income taxes                                     4,785           4,637             4,872
Provision for income taxes (note 8)                                2,598           1,777             1,763
                                                              ----------      ----------         ---------
      Net income                                              $    2,187      $    2,860         $   3,109
                                                              ==========      ==========         =========

Earnings per common share (note 1)
    Basic                                                     $     1.38      $     1.73         $    1.81
                                                              ==========      ==========         =========
    Diluted                                                   $     1.37      $     1.72         $    1.81
                                                              ==========      ==========         =========

Weighted average common shares outstanding - basic                 1,584           1,650             1,717
Weighted average common and equivalent shares
   outstanding - diluted                                           1,599           1,665             1,719

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                      (In Thousands, Except Per Share Data)

                                                                 ADDITIONAL
                                                  COMMON          PAID-IN       RETAINED       TREASURY
                                                   STOCK          CAPITAL        INCOME          STOCK
                                                   -----         ----------     --------       --------
     Balance at March 31, 2000                     $ 1,970        $ 11,190      $ 28,538      $ (3,043)
     Net income                                         --              --         3,109            --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --            --

            Comprehensive income

     Purchase of treasury stock                         --              --            --        (2,187)
     Dividends paid ($.40 per share)                    --              --          (697)           --
     Amortization of unearned compensation - ESOP       --                            --            --
                                                   -------        --------      --------      --------

     Balance at March 31, 2001                     $ 1,970        $ 11,190      $ 30,950      $ (5,230)
     Net income                                         --              --         2,860            --
     Other comprehensive income net of tax:
         Unrealized (loss) on securities, net
           of reclassification adjustment               --              --            --            --

            Comprehensive income

     Purchase of shares by ESOP (note 11)               --              --            --            --
     Purchase of treasury stock                         --              --            --        (1,924)
     Dividends paid ($.40 per share)                    --              --          (669)           --
     Proceeds from exercise of stock options            30             462            --            --
     Amortization of unearned compensation - ESOP       --             175            --            --
     Other equity transactions                          --             107            --           (35)
                                                   -------        --------      --------      --------
     Balance at March 31, 2002                     $ 2,000        $ 11,934      $ 33,141      $ (7,189)
     Net income                                         --              --         2,187            --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --            --

            Comprehensive income

     Purchase of shares by ESOP (note 11)               --              --            --            --
     Proceeds from exercise of stock options            28             488            --            --
     Tax benefit of stock options                       --              66            --            --
     Director deferred compensation  transactions       --              45            --           (60)
     Dividends paid ($.44 per share)                    --              --          (727)           --
     Amortization of unearned compensation - ESOP       --             218            --            --
                                                   -------        -------       --------      --------
     Balance at March 31, 2003                     $ 2,028        $ 12,751      $ 34,601      $ (7,249)
                                                   =======        ========      ========      ========




                                                  ACCUMULATED
                                                      OTHER           UNEARNED           TOTAL
                                                  OMPREHENSIVE     COMPENSATION      STOCKHOLDERS'
                                                 INCOME (LOSS)         ESOP             EQUITY
                                                 -------------     ------------      -------------
     Balance at March 31, 2000                     $  (825)         $   (433)           $37,397
     Net income                                         --                --              3,109
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment              394                --                394
                                                                                        -------
            Comprehensive income                                                          3,503
                                                                                        -------
     Purchase of treasury stock                         --                --             (2,187)
     Dividends paid ($.40 per share)                    --                --               (697)
     Amortization of unearned compensation - ESOP       --               196                196
                                                   -------          --------            -------

     Balance at March 31, 2001                     $  (431)         $   (237)           $38,212
     Net income                                         --                --              2,860
     Other comprehensive income net of tax:
         Unrealized (loss) on securities, net
           of reclassification adjustment             (195)               --               (195)
                                                                                        -------
            Comprehensive income                                                          2,665
                                                                                        -------
     Purchase of shares by ESOP (note 11)               --              (199)              (199)
     Purchase of treasury stock                         --                --             (1,924)
     Dividends paid ($.40 per share)                    --                --               (669)
     Proceeds from exercise of stock options            --                --                492
     Amortization of unearned compensation - ESOP       --               130                305
     Other equity transactions                          --                --                 72
                                                   -------          --------            -------
     Balance at March 31, 2002                     $  (626)         $   (306)           $38,954
     Net income                                         --                --              2,187
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment            1,628                --              1,628
                                                                                        -------
            Comprehensive income                                                          3,815
                                                                                        -------
     Purchase of shares by ESOP (note 11)               --            (3,595)            (3,595)
     Proceeds from exercise of stock options            --                --                516
     Tax benefit of stock options                       --                --                 66
     Director deferred compensation  transactions       --                --                (15)
     Dividends paid ($.44 per share)                    --                --               (727)
     Amortization of unearned compensation - ESOP       --               211                429
                                                   -------          --------            -------
     Balance at March 31, 2003                     $ 1,002          $ (3,690)           $39,443
                                                   =======          ========            =======

     See accompanying notes to consolidated financial statements.

The Bank's other comprehensive income (loss) and related tax effect for the years ended March 31 are as follows:

                                                                                                     2003
                                                                                  -----------------------------------------
                                                                                   BEFORE-TAX    TAX (BENEFIT)   AFTER-TAX
 in thousands                                                                       AMOUNT         EXPENSE       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
   Unrealized net holding gains during period                                     $  2,306         $  901        $ 1,405
   Less reclassification adjustment for net losses included  in net income             308             85            223
                                                                                  ----------------------------------------
             Other comprehensive income                                           $  2,614         $  986        $ 1,628
                                                                                  ========================================

                                                                                                     2002
                                                                                  -----------------------------------------
                                                                                   BEFORE-TAX    TAX (BENEFIT)   AFTER-TAX
 in thousands                                                                       AMOUNT         EXPENSE       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
   Unrealized net holding gains during period                                     $   (451)        $ (163)       $  (288)
   Less reclassification adjustment for net losses included  in net income             150             57             93
                                                                                  ----------------------------------------
             Other comprehensive income                                           $   (301)        $ (106)       $  (195)
                                                                                  ========================================
                                                                                                     2001
                                                                                  -----------------------------------------
                                                                                   BEFORE-TAX    TAX (BENEFIT)   AFTER-TAX
 in thousands                                                                       AMOUNT         EXPENSE       AMOUNT
---------------------------------------------------------------------------------------------------------------------------
 Unrealized gains (losses) on securities:
   Unrealized net holding gains during period                                     $  1,188)        $  360        $   828
   Less reclassification adjustment for net losses included  in net income            (680)          (246)          (434)
                                                                                  ----------------------------------------
             Other comprehensive income                                           $    508         $  114        $   394
                                                                                  ========================================

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                      (In Thousands, Except Per Share Data)

                                                                          YEARS ENDED MARCH 31,
                                                              ---------------------------------------------
                                                                 2003              2002             2001
                                                              ----------        ----------       ----------
Cash flows from operating activities:
Net income                                                    $   2,187       $    2,860         $   3,109
   Adjustments to reconcile net income to net cash provided
      by operating activities
       Depreciation and amortization                                314              372               438
       Amortization of premiums and discounts                       269              176                86
       Amortization of goodwill                                      --              288               288
       Stock-based compensation                                     429              305               196
       Decrease (increase) in deferred tax assets, net             (462)            (380)              270
       Net (gains) losses from sales and write-downs of
           investment securities                                    308              150              (680)
       Gain on sale of loans                                       (796)              --                --
   Originations of loans held for sale                          (36,364)              --                --
   Proceeds from the sale of loans originated for sale           36,513               --                --
   (Increase) decrease in accrued interest receivable               150             (104)             (390)
   (Increase) decrease in other assets                              (26)             109              (507)
   Increase (decrease) in advance payments by borrowers for
       taxes and insurance                                         (112)            (109)              167
   Increase (decrease) in accrued expenses and other
       liabilities                                                2,043              509               (30)
                                                              ---------       ----------         ---------
       Net cash provided by operating activities                  4,453            4,176             2,947
                                                              ---------       ----------         ---------
Cash flows from investing activities:
  Net increase in loans                                         (18,110)         (25,728)          (25,667)
  Principal payments on mortgage-backed securities                7,426            7,246             4,069
  Purchases of investment securities                             (6,210)         (61,256)           (6,170)
  Proceeds from sales of investment securities                    7,638            2,885             3,955
  Maturities and redemptions of investment securities             6,000           26,000             4,000
  Purchase of stock in FHLB of Boston                                --           (2,150)             (350)
  Purchase of banking premises and equipment, net                  (346)            (190)             (238)
                                                              ---------       ----------         ---------
       Net cash used in investing activities                     (3,602)         (53,193)          (20,401)
                                                              ---------       ----------         ---------
Cash flows from financing activities:
  Net increase (decrease) in deposits                            26,052          (25,260)           28,828
  Proceeds from FHLB advances                                    39,000           65,000           152,000
  Repayments of FHLB advances                                   (55,600)         (25,000)         (142,000)
  Net increase (decrease) in short-term borrowings               (2,824)           3,000                --
  Proceeds from exercise of stock options                           516              492                --
  Purchase of treasury stock                                         --           (1,924)           (2,187)
  Payments of dividends                                            (727)            (669)             (697)
  Purchase of stock by ESOP                                      (3,595)            (199)               --
  Other equity transactions                                         (15)              72                --
                                                              ---------       ----------         ---------
       Net cash provided by financing activities                  2,807           15,512            35,944
                                                              ---------       ----------         ---------
       Net increase (decrease) in cash and cash equivalents       3,658          (33,505)          (18,490)
Cash and cash equivalents at beginning of year                    7,564           41,069            22,579
                                                              ---------       ----------         ---------
Cash and cash equivalents at end of year                      $  11,222       $    7,564         $  41,069
                                                              =========       ==========         =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
         Interest                                             $  12,938       $   14,883         $  16,937
         Income taxes                                         $   2,820       $    1,715         $   1,850

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2003


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

     Cash and Due from Banks

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $3,241,000 at March 31, 2003.

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

     Loans

     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees. Loans classified as held for sale are stated at the lower of aggregate cost or market value. The Company enters into forward commitments to sell loans in order to reduce market risk associated with the origination of loans held for sale. Market value is estimated based on outstanding investor commitments or, in the absence of cash commitments, current investor yield requirements. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations.

     Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank records interest income on non-accrual and impaired loans on the cash basis of accounting.

     Loan origination fees, net of certain direct loan origination costs, are considered adjustments of interest-rate yield and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2003 and 2002, the Bank had net deferred loan fees of $781,000 and $692,000, respectively.

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

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's systematic periodic review of the collectibility of the loans. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of future losses. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each category. Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.

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

     Banking Premises and Equipment

     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

     Goodwill

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2,232,000, which reduced goodwill amortization and increased net income by $288,000 in 2003. An initial impairment test was performed during 2003 and another impairment test was completed at year-end and in each analysis, it was determined that an impairment charge was not required. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g. recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary.

     The following table sets forth the reconciliation of net income and earnings per share excluding goodwill amortization for the years ended March 31, 2002 and 2001 (Dollars in thousands, except per share data):

                                                                 2002              2001
                                                              ---------         ---------

Reported net income.........................................  $   2,860         $  3,109
Add back:
         Goodwill amortization..............................        288              288
                                                              ---------         --------
Adjusted net income.........................................  $   3,148         $  3,397
                                                              =========         ========

Basic earnings per share:
Reported net income.........................................  $    1.73         $   1.81
Add back:
         Goodwill amortization..............................       0.18             0.17
                                                              ---------         --------
Adjusted net income.........................................  $    1.91         $   1.98
                                                              =========         ========

Diluted earnings per share:
Reported net income.........................................  $    1.72         $   1.81
Add back:
         Goodwill amortization..............................       0.17             0.17
                                                              ---------         --------
Adjusted net income.........................................  $    1.89         $   1.98
                                                              =========         ========


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

     No options were granted during fiscal 2003 and 2002 and forfeitures during these years were insignificant. Consequently, no material difference in net income occurred in fiscal 2003 and 2002 as a result of the Company's use of the intrinsic value method rather than the fair value method of accounting for stock-based compensation. Had the Company determined compensation expense based on the fair value at the grant date for its stock options, the Company's net income and earnings per share for fiscal 2001 would have been as follows:

                                                        EARNINGS PER SHARE
                                                    ------------------------
                                  NET INCOME        BASIC            DILUTED
                                  ----------        -----            -------
         As reported              $   3,109         $1.81              $1.81
         Pro Forma                    2,934          1.71               1.71

     The per share weighted average fair value of stock options granted during 2001 was $5.39 on the date of grant. This fair value was determined using the Black Scholes option pricing model with the following weighted average assumptions:

             Expected dividend yield              2.00%
             Risk-free interest rate              5.20
             Expected volatility                 31.00
             Expected life in years               6.00

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

     Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is not currently considering the adoption of fair value based compensation of stock options.

NOTE 2. INVESTMENTS (Dollars in Thousands)

     The amortized cost and fair value of investments securities available for sale are summarized as follows:

                                                                                   MARCH 31, 2003
                                                          ---------------------------------------------------------------
                                                          AMORTIZED               GROSS UNREALIZED                 FAIR
                                                             COST               GAINS             LOSSES           VALUE
                                                          ---------          ----------          --------        --------
      U.S. Government and agency obligations              $   8,000          $      247           $    --        $  8,247
      Corporate bonds                                        36,912               2,006              (191)         38,727
      Mortgage-backed securities                             11,840                 298               (82)         12,056
                                                          ---------          ----------           -------        --------
          Total debt securities                              56,752               2,551              (273)         59,030
      Marketable equity securities                            2,748                  32              (699)          2,081
                                                          ---------          ----------           -------        --------

                     Total                                $  59,500          $    2,583           $  (972)       $ 61,111
                                                          =========          ==========           =======        ========

                                                                                   MARCH 31, 2002
                                                          ---------------------------------------------------------------
                                                          AMORTIZED               GROSS UNREALIZED                 FAIR
                                                             COST               GAINS             LOSSES           VALUE
                                                          ---------          ----------          --------        --------
      U.S. Government and agency obligations               $ 13,995           $   73            $    (72)        $ 13,996
      Corporate bonds                                        39,012              231                (675)          38,568
      Mortgage-backed securities                             18,377              168                (205)          18,340
                                                           --------           ------            --------         --------
          Total debt securities                              71,384              472                (952)          70,904
      Marketable equity securities                            3,551               17                (588)          2,980
                                                           --------           ------            --------         --------
                     Total                                 $ 74,935           $  489            $ (1,540)        $ 73,884
                                                           ========           ======            ========         ========

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2003 are as follows:

                                                               AMORTIZED          FAIR            ANNUAL
                                                                 COST             VALUE            YIELD
                                                               ---------        ---------         ------
         Due within one year                                   $     501        $     516          6.57%
         Due after one year but within five years                 33,914           35,257          6.84
         Due after five years but within ten years                12,749           13,573          7.09
         Due after ten years                                       9,588            9,684          6.30
                                                               ---------        ---------
                                                               $  56,752        $  59,030          6.80
                                                               =========        =========

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2003, 2002, and 2001 (all classified as available for sale) were as follows:

                                      2003             2002              2001
                                      ----             ----              ----

         Proceeds from sales        $ 7,638           $2,885           $ 3,955
         Gross gains                    495              546               694
         Gross losses                    --               54                14

     During the years ended March 31, 2003 and 2002, the Bank recognized write-downs in certain equity securities totaling $803 and $642, respectively, as a result of declines in the fair value of such securities judged to be other than temporary. These write-downs are not included in the preceding table.

     A mortgage-backed security pool with an amortized cost of $2,566 and fair value of $2,642 at March 31, 2003, was pledged to provide collateral for customers. In addition, investment securities carried at $3,628 were pledged under a blanket lien to partially secure the Bank's advances from the Federal Home Loan Bank of Boston ("FHLB of Boston").

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

NOTE 3. LOANS (In Thousands)

     Loans as of March 31, 2003 and 2002 are summarized below:

                                                                         2003             2002
                                                                       --------         --------
         Real estate loans:
              Residential real estate                                  $ 237,296        $ 246,045
              Commercial real estate                                     107,140           87,013
              Construction                                                30,294           20,998
              Second mortgage and home equity lines of credit              9,128            9,154
                                                                       ---------        ---------
                  Total real estate loans                                383,858          363,210
                                                                       ---------        ---------
         Commercial loans                                                  5,319            6,901
         Consumer loans                                                    1,287            1,596
                                                                       ---------        ---------
                  Total loans                                            390,464          371,707
         Less: allowance for loan losses                                  (3,284)          (3,292)
                                                                       ---------        ---------
                  Total loans, net                                     $ 387,180        $ 368,415
                                                                       =========        =========

     Included in residential real estate loans at March 31, 2003, were $647 in loans held for sale.

     The Bank had no non-accrual loans at March 31, 2003 and 2002. During the years ended March 31, 2003 2002 and 2001, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans.

     Mortgage loans serviced by the Bank for others amounted to $1,361 and $2,616 at March 31, 2003 and 2002, respectively.

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

     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

                                                             2003          2002
                                                            ------        -----
Balance at beginning of year                                $ 865         $ 580
   New loans                                                  444           434
   New officers with loans outstanding                         --            66
   Repayment of principal                                    (390)         (215)
                                                            -----         -----
Balance at end of year                                      $ 919         $ 865
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

NOTE 4. ALLOWANCE FOR LOAN LOSSES (In Thousands)

     A summary of changes in the allowance for loan losses follows:

                                                                          YEARS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                 2003              2002             2001
                                                              ---------         --------         ---------
         Balance at beginning of year                         $   3,292         $  3,106         $   2,993
             Provision charged to expense                            --               --                --
             Amounts charged-off                                    (21)              (4)               (4)
             Recoveries on accounts previously charged-off           13              190               117
                                                              ---------         --------         ---------
         Balance at end of year                               $   3,284         $  3,292         $   3,106
                                                              =========         ========         =========

NOTE 5. BANKING PREMISES AND EQUIPMENT (In Thousands)

     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

                                                                                                   ESTIMATED
                                                                 2003              2002          USEFUL LIVES
                                                              ----------        ----------       ------------
         Land                                                 $     589         $    589
         Buildings and improvements                               2,401            2,339         50 years
         Furniture and fixtures                                   5,876            5,744         3-5 years
         Leasehold improvements                                     635              482         5-6 years
                                                              ---------         --------
                                                                  9,501            9,154
         Less accumulated depreciation and amortization          (7,632)          (7,318)
                                                              ---------         --------
                   Total                                      $   1,869         $  1,836
                                                              =========         ========

     Depreciation and amortization for the years ended March 31, 2003, 2002 and 2001 amounted to $314, $372 and $438, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

       YEARS ENDING MARCH 31,

         2004                          $  133
         2005                             133
         2006                              80
         2007                              64
         2008                              40

     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2003, 2002 and 2001 was $145, $133 and $125, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

NOTE 6. DEPOSITS (Dollars in Thousands)

     Deposits at March 31 are summarized as follows:

                                                          2003                 2002
                                                          ----                 ----
Demand deposit accounts                                 $ 31,523            $ 25,370
NOW accounts                                              38,047              36,277
Passbook and other savings accounts                       71,629              72,944
Money market deposit accounts                             42,687              17,997
                                                        --------            --------
            Total non certificate accounts               183,886             152,588
                                                        --------            --------
Term deposit certificates
       Certificates of  $100 and above                    26,259              27,233
       Certificates less than $100                        77,814              82,086
                                                        --------            --------
             Total term deposit certificates             104,073             109,319
                                                        --------            --------
                                                        $287,959            $261,907
                                                        ========            ========

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2003 are as follows:

                                           AMOUNT       RATE
                                           ------       ----

                      Within 1 year       $ 56,958      2.83%
                      Over 1 to 3 years     32,637      3.87
                      Over 3 years          14,478      4.64
                                          --------
                                          $104,073      3.41
                                          ========


NOTE 7. ADVANCES FROM FEDERAL HOME LOAN BANK OF BOSTON (Dollars in Thousands)

     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31 follows:

                                                        2003                                2002
                                              ------------------------          -------------------------
                                                AMOUNT           RATE            AMOUNT             RATE
                                                ------           ----            ------             ----
Within 1 year                                 $   5,300          3.61%          $   55,600          2.61%
Over 1 to 5 years                                54,100          4.64               21,400          4.83
Over 5 to 10 years                               83,000          4.98               82,000          5.52
Over 10 years                                     2,000          5.49                2,000          5.49
                                              ---------                         ----------
                                              $ 144,400          4.81           $  161,000          4.39
                                              =========                         ==========

     At March 31, 2003, advances totaling $102,000 were callable prior to the scheduled maturity of the advances of which $84,000 were callable during fiscal 2004. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.

     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. The Bank's unused borrowing capacity with the FHLB of Boston was approximately $26,000 at March 31, 2003.

NOTE 8. INCOME TAXES (Dollars in Thousands)

         The components of the provision for income taxes for the years indicted are as follows:

                                                                      YEARS ENDED MARCH 31,
                                                            --------------------------------------
                                                              2003           2002            2001
                                                            -------         -------        -------
Current
      Federal                                               $ 1,708         $ 1,930        $ 1,555
      State                                                   1,352             229             52
                                                            -------         -------        -------
      Total current provision                                 3,060           2,159          1,607
Deferred (prepaid)                                             (462)           (382)           156
                                                            -------         -------        -------
                                                            $ 2,598         $ 1,777        $ 1,763
                                                            =======         =======        =======

         The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

                                                                   YEARS ENDED MARCH 31,
                                                          --------------------------------------
                                                             2003          2002         2001
                                                           ----------   -----------   ----------
Statutory Federal tax rate                                   34.0%         34.0%         34.0%
Items affecting Federal income tax rate:
       Dividends received deduction                          (0.3)         (0.4)         (0.6)
       Goodwill amortization                                   --           2.1           2.0
       State income taxes, net of Federal benefit             2.7           2.6           1.2
       Retroactive REIT legislation,
           net of Federal benefit                            16.1            --            --
       Non-Deductible portion of ESOP expense                 1.5           1.3            --
       Other                                                  0.3          (1.3)         (0.4)
                                                            -----          ----          ----
Effective tax rate                                          54.3%          38.3%         36.2%
                                                            ====           ====          ====

     During 2002, the Massachusetts Department of Revenue ("DOR") issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that have formed a real estate investment trust
(REIT) subsidiary. The DOR contends that dividends received by the banks from such subsidiaries are fully taxable in Massachusetts. The Company believes that the state statutes that provide for a 95% dividends received deduction on certain dividend distributions apply to dividends received from its REIT subsidiary.

     The Governor of Massachusetts signed legislation on March 5, 2003, which expressly disallows deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, this law applies retroactively to tax years ending on or after December 31, 1999. In the fourth quarter of fiscal 2003, the Company provided additional state taxes, including interest, net of the related federal tax benefit, of $835.

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provides that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 are subject to state taxation. Interest on such additional taxes is also to be assessed. Payment of such taxes and interest totaling $431 was made in June 2003. As a result of this settlement, the Bank recognized a reduction of $374 in its accrued tax liabilities, which will increase net income by the same amount in the first quarter of fiscal 2004.

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

                                                            2003            2002
                                                           ------          ------
         Deferred tax assets:
             Allowance for loan losses                     $  549          $  549
             Deferred loan origination fees                    42              53
             Depreciation                                     324             298
             Post-employee retirement
               benefit accrual                                239             241
             Unrealized loss on securities, net                --             425
             Write-down of investments securities             460             218
             Deferred expenses                                524              --
             Other                                             65              59
                                                           ------          ------
                   Gross deferred tax asset                 2,203           1,843
                                                          -------          ------
         Deferred tax liabilities:
             Unrealized gain on securities, net              607               --
             Accrued dividend receivable                      27               30
             Deferred loan origination costs                 219              285
             Deferred income                                 631              239
                                                          ------           ------
                  Gross deferred tax liability             1,484              554
                                                          ------           ------
                   Net deferred tax asset                 $  719           $1,289
                                                          ======           ======

     Based on the Bank's historical and current pretax earnings, management believes it is more likely than not that the Bank will realize the net deferred tax asset existing at March 31, 2003. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Bank generates net taxable income. At March 31, 2003, recoverable income taxes, plus estimated taxes for fiscal 2004, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Bank will generate any earnings or any specific level of continuing earnings.

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

         Financial instruments with off-balance sheet risks as of March 31, included the following:

                                                                               2003             2002
                                                                            --------         --------
         Unused lines of credit                                             $15,153          $11,035
         Unadvanced portions of construction loans                            9,260            4,574

         Unadvanced portions of commercial loans                                925            1,574
         Commitments to originate commercial mortgage loans                  18,526           13,674
         Commitments to originate residential mortgage loans                 12,850           11,468
         Commitments to sell residential mortgage loans                       4,810               --

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

     Beginning in April 1999, the Board of Directors authorized a series of four separate 5% stock repurchase programs under which the Company has acquired 365,294 shares of its stock at an average cost of $19.56 per share. The latest repurchase program was completed in March 2002.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulations that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00%-5.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders' equity). As of March 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

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

                                                                                                TO BE WELL
                                                                        FOR CAPITAL          CAPITALIZED UNDER
                                                                         ADEQUACY            PROMPT CORRECTIVE
                                              ACTUAL                     PURPOSES            ACTION PROVISIONS
                                        ---------------------     --------------------      -------------------
                                          AMOUNT      RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                        ---------    --------     --------     -------      --------      -----
As of March 31, 2003:
  COMPANY (CONSOLIDATED)
   Total capital                          $39,076     12.05%       25,950       =>8.00%        N/A        N/A
   Tier 1 capital                          35,792     11.03        12,975       =>4.00         N/A        N/A
   Tier 1 leverage capital                 35,792      7.41        19,299       =>4.00         N/A        N/A
   BANK
   Total capital                           35,949     11.08        25,950       =>8.00       $32,437     =>10.00%
   Tier 1 capital                          32,665     10.07        12,975       =>4.00        19,462     => 6.00
   Tier 1 leverage capital                 32,665      6.77        19,299       =>4.00        24,124     => 5.00

As of March 31, 2002:
  COMPANY (CONSOLIDATED)
   Total capital                           40,303     13.06        24,694       =>8.00         N/A        N/A
   Tier 1 capital                          37,011     11.99        12,347       =>4.00         N/A        N/A
   Tier 1 leverage capital                 37,011      8.09        18,304       =>4.00         N/A        N/A
   BANK
   Total capital                           38,134     12.35        24,700       =>8.00        30,875     =>10.00
   Tier 1 capital                          34,842     11.28        12,350       =>4.00        18,525     => 6.00
   Tier 1 leverage capital                 34,842      7.61        18,304       =>4.00        22,880     => 5.00

=> Means equal to or greater than.

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

     Expenses for the Pension Plan and the Savings Plan were $319, $289 and $269 for the years ended March 31, 2003, 2002 and 2001, respectively. Forfeitures are used to reduce expenses of the plans.

EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal 1991, the Bank established an Employee Stock Ownership Plan ("ESOP") that is authorized to purchase shares of outstanding common stock of the Company from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified defined contribution plan established for the exclusive benefit of the Bank's employees.

     During fiscal 2002, the Company's Board of Directors authorized a loan to the ESOP to acquire up to an additional 5% of outstanding shares of Company stock. During fiscal 2003, a loan to purchase up to an additional $3,200 in shares for the ESOP was authorized. During fiscal 2003 and 2002, 114,864 and 7,222 shares, respectively, were purchased at a purchase price of $3,595 and $199, respectively. The ESOP is repaying its loans to the Company with funds from the Bank's contributions to the ESOP and earnings from the ESOP's assets. These loans have terms of up to 20 years.

     Prior to fiscal 2002, compensation expense was recognized as the shares were allocated to ESOP participants based upon the cost of the shares to the ESOP. Beginning in fiscal 2002, compensation expense was recognized as the shares were allocated to participants based upon the fair value of the shares at the time they were allocated. Consequently, changes in market value of the Company's stock have an effect on the Company's results of operations but have no effect on stockholders' equity. ESOP expense for fiscal 2003, 2002 and 2001 amounted to $429, $305 and $130, respectively.

STOCK OPTION PLAN

     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997.

     Stock option activity is as follows for the years indicated:

                                                      NUMBER OF          WEIGHTED AVERAGE
                                                       SHARES         SHARES EXERCISE PRICE
                                                      ---------       ---------------------
          Balance  March 31,  2000                     57,499                18.511
            Granted                                    32,501                16.625
                                                     --------
          Balance  March 31,  2001                     90,000                17.830
            Forfeited                                    (799)               16.625
            Exercised                                 (29,588)               16.617
                                                     --------
          Balance March 31,  2002                      59,613                18.448
            Exercised                                 (28,139)               18.308
                                                     -------
          Balance March 31,  2003                      31,474                18.572
                                                     =======

     The exercise price of an option will not be less than the fair market value of the common stock on the date of grant of the option. At March 31, 2003, 33,299 shares were reserved for issuance under the remaining plan.

     All stock options are fully vested and exercisable at the time of grant. The range of exercise prices and weighted average remaining contractual life of outstanding stock options at March 31, 2003 are as follows:

   Exercise                   Number                    Remaining
     Price                  Outstanding                   Life
   ---------                -----------                 ---------

    $16.625                     14,565                 7.7 years
     20.250                     16,909                 6.7 years
                                ------
                                31,474
                                ======

OTHER POST-RETIREMENT BENEFITS

     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2003 and 2002.

                                                            2003                      2002
                                                     --------------------      --------------------
                                                     LIFE         MEDICAL      LIFE         MEDICAL
                                                     ----         -------      ----         -------
Actuarial present value of benefits obligation:
   Retirees                                          $  (229)     $  (357)     $  (220)     $  (614)
   Fully eligible participants                           (14)         (57)         (12)        (132)
                                                     -------      -------      -------      -------
          Total                                      $  (243)     $  (414)     $  (232)     $  (746)
                                                     =======      =======      =======      =======

Change in projected benefit obligation:
   Accumulated benefit obligations at
     prior year-end                                  $  (232)     $  (746)     $  (266)     $  (720)
   Service cost less expense component                    --           --           --           --
   Interest cost                                         (16)         (27)         (16)         (51)
   Actuarial gain (loss)                                   4          330           45          (12)
   Assumptions                                            (9)         (29)          (5)         (13)
   Benefits paid                                          10           58           10           50
                                                     -------      -------      -------      -------
          Accumulated benefit obligations
           at year-end                               $  (243)     $  (414)     $  (232)     $  (746)
                                                     =======      =======      =======      =======
Change in plan assets:
   Fair value of plan assets at prior year-end       $    --      $    --      $    --      $    --
   Actual return on plan assets                           --           --           --           --
   Employer contribution                                  10           58           10           50
   Benefits paid end expenses                            (10)         (58)         (10)         (50)
                                                     -------      -------      -------      -------
          Fair value of plan assets at current
            year-end                                 $    --      $    --      $    --      $    --
                                                     =======      =======      =======      =======
Funded                                               $  (243)     $  (414)     $  (232)     $  (746)
Unrecognized net obligation                               86          248           95          273
Unrecognized prior year service                           --           --           --           --
Unrecognized net (loss) gain                             (72)        (180)         (82)         102
                                                     -------      -------      -------      -------
                                                     $  (229)     $  (346)     $  (219)     $  (371)
                                                     =======      =======      =======      =======

Reconciliation of (accrual) prepaid:
   (Accrued) prepaid pension cost at beginning
      of year                                        $  (219)     $  (371)     $  (211)     $  (343)
   Minus net periodic cost                               (20)         (33)         (18)         (78)
   Plus employer contributions, net                       10           58           10           50
                                                     -------      -------      -------      -------
   (Accrued) prepaid cost at end of year             $  (229)     $  (346)     $  (219)     $  (371)
                                                     =======      =======      =======      =======

Benefit obligation weighted average assumption as
 of fiscal year-end:
    Discount rate                                      6.50%        6.50%         7.00%        7.00%
    Expected return on plan assets                     6.50         6.50          7.00%        7.00%
    Rate of compensation increase                       --            --           --           --

                                                                  1 PERCENTAGE POINT INCREASE
                                                              ------------------------------------
                                                                    2003                2002
                                                              -----------------   ----------------
                                                              LIFE      MEDICAL   LIFE     MEDICAL
                                                              ----      -------   ----     -------
Impact of 1% change in health care trend rates:
   Effect on total service and interest cost components         N/A     $ (2)     N/A      $ (4)
   Effect on the post retirement benefit obligations            N/A       27      N/A        55
Components of net periodic benefit obligations:
   Service cost                                                $ --     $ --      $ --     $ --
   Interest cost                                                 16       27        16       51
   Expected return on plan assets                                --       --        --       --
   Amortization of prior service cost                             9       25         9       25
   Recognized actuarial (gain) loss                              (5)     (19)       (6)       2
                                                               ----     ----     -----     ----
           Net periodic benefit cost for fiscal year ending    $ 20     $ 33     $  19     $ 78
                                                               ====     ====     =====     ====
Periodic benefit cost weighted average assumptions:
   Discount rate                                               7.25%    7.00%     7.25%    7.25%
   Expected return on plan assets                              7.25%    7.00%     7.25%    7.25%
   Rate of compensation increase                                --       --        --       --

     For measurement purposes, a 15.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2002. The rate was assumed to decrease to 5.5% for the fiscal year ending March 31, 2003 and remain at that level thereafter.

NOTE 12. LEGAL PROCEEDINGS

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Bank has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is
                                               ------------------
alleged,  inter  alia,  that the Bank  committed  an unfair or  deceptive  trade
          -----  ----
practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. The plaintiff seeks damages of $165,000 plus statutory interest of approximately $175,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. While the Bank believes that it has meritorious defenses to all such claims and intends to vigorously defend against them, a settlement offer has been made to the plaintiffs' counsel, however, no response has been received.

     The Company and certain present and former directors have been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital has challenged actions by the directors including, among other things, a decision on setting the date for closing of the polls for voting at the 2002 Annual Meeting and the directors' decision following that Annual Meeting not to seek the sale of the Company. PL Capital and Seidman have challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Shareholder Rights Agreement ("Rights Plan").

     After a review and recommendation by a Special Committee of the Board of Directors, the Board of Directors determined on January 28, 2003 that PL Capital, which owned 9.8% of Central Bancorp shares, had secretly coordinated a November 4, 2002 block trade to place 8.3% of Company's common stock in the hands of Seidman, Joseph Stilwell ("Stilwell") and Robert Reichenbach ("Reichenbach"), thereby exceeding the 10% ownership limit set by the Shareholder Rights Plan. As a result, the Special Committee and Board of Directors determined that PL Capital, Seidman, Stilwell and Reichenbach (collectively, the "PL Capital-Seidman Group") constitute an Acquiring Person under the Rights Plan. Seidman and PL Capital immediately commenced actions in the Massachusetts Superior Court for Suffolk County to enjoin implementation of the Rights Plan, which once implemented would provide an issuance of one additional share of common stock for each share presently owned to all of the
Company's shareholders other than the PL Capital-Seidman Group. The Massachusetts Superior Court entered an ex parte temporary restraining order,
                                         -- -----
later extended to a preliminary injunction, enjoining the Company and its Board of Directors from implementing the Rights Plan pending trial on the merits. Following expedited proceedings in Massachusetts federal and state courts, the parties have asked for rulings on the legal standard applicable to the directors' decisions challenged by PL Capital and Seidman and on whether PL Capital and Seidman can avoid application of the Rights Plan to them by virtue of Seidman's sale of all of his shares in the Company. Seidman sold those shares immediately after his motion for summary judgment in the federal court was denied and contemporaneously with the federal court's order that the legal standard on the applicable Rights Plan claims be determined by the state court and that trial then proceed as scheduled in the state court. (On February 11 and February 26, 2003, respectively, the Company and its directors entered into settlement agreements with Stilwell and Reichenbach (and their respective affiliates) and the litigation was subsequently dismissed with respect to those parties only.)

     PL Capital's initial complaint was filed on October 1, 2002 in the United States District Court for the District of Massachusetts and amended on November 12, 2002, challenging, respectively, the decisions of the Company's Board of Directors concerning setting a date for closing the polls on voting for directors at the 2002 Annual Meeting and the Board of Directors' decision not to seek sale of the Company. (PL Capital's amended complaint also challenged the directors' decision to re-elect Marat E. Santini and John F. Gilgun, Jr. rather than PL Capital's nominees to the Board of the Bank and the Company's reimbursement of legal fees for Joseph and John Doherty, and alleged unfair and deceptive trade practices within the meaning of Chapter 93A of the Massachusetts General Laws.) PL Capital's requests for relief were opposed by the Company and its directors and were denied by the court and dismissed on November 13, 2002. PL Capital and Seidman subsequently filed complaints in the Massachusetts Superior Court for Suffolk County on January 30 and 31, 2003 challenging the directors' Rights Plan decision of January 28, 2003, but the state court found that PL Capital and Seidman had apparently failed to inform the Court that PL Capital had filed related action in federal court (see above) and was already a party there to identical claims concerning the Rights Plan. (The Special Committee had filed in federal court on January 28, 2003, seeking a declaratory judgment that its decision under the Rights Plan complied with applicable Massachusetts law, to prevent such circumvention by PL Capital or Seidman.) Acccordingly, PL Capital and Seidman were ordered by the state court to proceed in federal court, where PL Capital had initiated action in October 2002.

     PL Capital and Seidman have filed additional claims in the federal court challenging other decisions made by the Company's directors. PL Capital's claims in the federal court against the Company, its directors, the Central Cooperative Bank Employee Stock Ownership Plan Trust (the "ESOP") and the Joseph R. Doherty Family Limited Partnership, L.P. also challenge the directors' approval of a loan from the Company to the ESOP and allege interference with PL Capital's voting rights as a result of the ESOP's purchase of Reichenbach's shares of the Company's common stock (in connection with Reichenbach's decision to settle out of the litigation). PL Capital further alleges that John Doherty, Joseph Doherty, the Joseph R. Doherty Family Limited Partnership, L.P. and the ESOP (and its trustees) violated Section 13(d) of the Securities Exchange Act of 1934 ("Exchange Act") by allegedly failing to disclose certain relationships and purported motives in connection with their ownership of the Company's stock. PL Capital also seeks a declaratory judgment that former director Garrett Goodbody and director Richard Fates are entitled to indemnification from the Company with respect to the litigation. PL Capital seeks declaratory and injunctive relief, money damages and attorneys' fees. Seidman has also alleged in the federal court, in addition to claims concerning the directors' Rights Plan determination, claims similar to PL Capital's alleging violation of Section 13(d) of the Exchange Act by John Doherty and Joseph Doherty and interference with Seidman's voting rights by virtue of the ESOP's purchase of Reichenbach's shares of the Company's common stock. Seidman seeks declaratory relief and attorneys' fees. The Company has also sought a declaratory judgment from both the state and federal courts seeking to resolve those litigations (and, in the federal court, the Company has also alleged that PL Capital and Seidman violated
Section 13(d) of the Exchange Act by failing to disclose to the Company, its shareholders and the investing public their coordinated ownership of the Company's stock).

     The Company believes that all of PL Capital's and Seidman's claims are without merit and intends to defend them vigorously.

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

     SHORT-TERM  BORROWINGS,   ADVANCE  PAYMENTS  BY  BORROWERS  FOR  TAXES  AND
INSURANCE AND ACCRUED INTEREST PAYABLE

     The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.

     OFF-BALANCE SHEET INSTRUMENTS

     The Bank's commitments for unused lines of credit and unadvanced portions of loans are at floating rates, which approximate current market rates, and, therefore, no fair value adjustment has been made.

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:

                                                                              MARCH 31, 2003             MARCH 31, 2002
                                                                          -----------------------     ----------------------
                                                                          CARRYING      ESTIMATED     CARRYING     ESTIMATED
                                                                            AMOUNT     FAIR VALUE       AMOUNT    FAIR VALUE
                                                                          --------     ----------     --------    ----------
     ASSETS
          Cash and due from banks                                         $  5,996       $  5,996     $  5,109      $  5,109
          Short-term investments                                             5,226          5,226        2,455         2,455
          Investment securities                                             61,111         61,111       73,884        73,884
          Net loans                                                        387,180        393,347      368,415       367,893
          Stock in Federal Home Loan Bank of Boston, at cost                 8,300          8,300        8,300         8,300
          The Co-operative Central Bank Reserve Fund                         1,576          1,576        1,576         1,576
          Accrued interest receivable                                        2,380          2,380        2,530         2,530

     LIABILITIES
          Deposits                                                        $287,959       $290,325     $261,907      $262,810
          Advances from Federal Home Loan Bank of Boston                   144,400        160,104      161,000       166,896
          Short-term borrowings                                                176            176        3,000         3,000
          Advance payments by borrowers for taxes and insurance                999            999        1,111         1,111
          Accrued interest payable                                             606            606          618           618

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (In Thousands)

     The following are the condensed financial statements for Central Bancorp, Inc. (the "Parent Company") only:

                                                                                                   MARCH 31,
                                                                                          -------------------------
   BALANCE SHEETS                                                                            2003            2002
   ----------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash deposit in subsidiary bank                                                        $      93        $  1,970
   Investment in subsidiary                                                                  36,326          36,785
   ESOP loan                                                                                  3,660             199
   Other assets                                                                                 394              --
                                                                                          ---------        --------
     Total assets                                                                         $  40,473        $ 38,954
                                                                                          =========        ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued taxes and other liabilities                                                    $   1,030        $     --
   Total stockholders' equity                                                                39,443          38,954
                                                                                          ---------        --------
     Total liabilities and stockholders' equity                                           $  40,473        $ 38,954
                                                                                          =========        ========

                                                                                           YEARS ENDED MARCH 31,
                                                                                    ------------------------------------
  STATEMENTS OF INCOME                                                                2003         2002        2001
  ----------------------------------------------------------------------------------------------------------------------
  Dividends from subsidiary                                                         $ 2,437      $ 2,500      $ 4,000
  Interest income                                                                        92           --           --
  Non-interest expenses                                                               2,006          466          266
                                                                                    -------      -------      -------
         Income before income taxes                                                     523        2,034        3,734
  Income tax benefit                                                                   (650)        (154)         (87)
                                                                                    -------      -------      -------
         Income before equity in undistributed net income of subsidiary               1,173        2,188        3,821
  Equity in undistributed net income of subsidiary                                    1,014          672         (712)
                                                                                    -------      -------      --------
          Net income                                                                $ 2,187      $ 2,860      $ 3,109
                                                                                    =======      =======      =======

                                                                                           YEARS ENDED MARCH 31,
                                                                                    ----------------------------------
  STATEMENTS OF CASH FLOWS                                                            2003          2002       2001
  ---------------------------------------- ------------ -------------------------------------------------------------
  Cash flows from operating activities
     Net income                                                                     $ 2,187      $  2,860     $ 3,109
     Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in undistributed net income of subsidiary                              (1,014)         (672)        712
       Decrease (increase) in other assets                                             (394)           --         100
       Increase (decrease) in accrued taxes and other liabilities                     1,030           (71)         70
                                                                                    -------      --------     -------
            Net cash provided by operating activities                                 1,809         2,117       3,991
                                                                                    -------      --------   ---------
  Cash flows from investing activities:
     ESOP loans, net of repayment                                                    (3,461)         (199)         --
                                                                                    -------      --------   ---------
  Cash flows from financing activities:
     Proceeds from exercise of stock options                                            516           492          --
     Purchase of treasury stock                                                          --        (1,924)     (2,187)
     Cash dividends paid                                                               (727)         (669)       (697)
     Other, net                                                                         (14)           --          --
                                                                                    -------      --------     -------
            Net cash used by financing activities                                      (225)       (2,101)     (2,884)
                                                                                    -------      --------     -------
  Net increase (decrease) in cash  in subsidiary bank                                (1,877)         (183)      1,107
  Cash  in subsidiary bank at beginning of year                                       1,970         2,153       1,046
                                                                                    -------      --------     -------
  Cash  in subsidiary bank at end of year                                           $    93      $  1,970     $ 2,153
                                                                                    =======      ========     =======

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Data)

     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2003 and 2002.

                                                                              2003
                                                     -----------------------------------------------------
                                                        FIRST      SECOND         THIRD           FOURTH
                                                        -----      ------         -----           -------
Interest and dividend income.......................  $   7,563    $   7,450       $  7,600       $   7,516
Interest expense...................................      3,283        3,334          3,248           3,007
                                                     -----------------------------------------------------
     Net interest and dividend income..............      4,280        4,116          4,352           4,509
Non-interest income................................        223           58            306             818
Non-interest expenses..............................      2,891        3,132          3,200           4,654
                                                     -----------------------------------------------------
     Income before income taxes....................      1,612        1,042          1,458             673
Income tax.........................................        585          374            548           1,091
                                                     -----------------------------------------------------
     Net income (loss).............................  $   1,027    $     668       $    910       $    (418)
                                                     =====================================================
Earnings (loss) per common share -- basic..........  $    0.64    $    0.42       $   0.58       $   (0.27)
                                                     ======================================================
Earnings (loss) per common share -- diluted........  $    0.63    $    0.42       $   0.58       $   (0.27)
                                                     ======================================================
                                                                              2002
                                                     -----------------------------------------------------
                                                        FIRST      SECOND         THIRD           FOURTH
                                                        -----      ------         -----           -------
Interest and dividend income.......................  $   7,599    $   7,180       $  7,052       $   7,442
Interest expense...................................      4,364        3,820          3,344           3,332
                                                     -----------------------------------------------------
     Net interest and dividend income..............      3,235        3,360          3,708           4,110
Non-interest income................................        409          337            244            (302)
Non-interest expenses..............................      2,811        2,806          2,467           2,380
                                                     -----------------------------------------------------
     Income before income taxes....................        833          891          1,485           1,428
Income tax.........................................        303          327            536             611
                                                     -----------------------------------------------------
     Net income....................................  $     530    $     564       $    949       $     817
                                                     =====================================================
Earnings per common share -- basic.................  $    0.32    $    0.34       $   0.57       $    0.50
                                                     =====================================================
Earnings per common share -- diluted...............  $    0.32    $    0.34       $   0.57       $    0.50
                                                     =====================================================

     During the quarter ended March 31, 2003, the Bank recognized gains on the sales of loans of $768. During the quarters ended March 31, 2003 and 2002, the Bank recognized write-downs of $115 and $457, respectively, for certain marketable equity securities which had experienced a decline in fair value which was judged to be other than temporary.

     As more fully described in Note 8 to the accompanying consolidated financial statements, the Bank provided additional income taxes of $835 in the quarter ended March 31, 2003 as a result of legislation affecting the taxation of dividends received by the Bank from its REIT subsidiary. In addition, included in non-interest expenses for the quarter ended March 31, 2003, are an accrual for the Bank's portion of the estimated cost of resolution of a commercial claim filed in 2002 and legal fees incurred in the pending dispute with certain of the Company's shareholders that, together, amounted to $1,426.

                            [LETTERHEAD OF KPMG LLP]

                          Independent Auditors' Report



The Board of Directors and Stockholders
Central Bancorp, Inc.:





We have audited the accompanying consolidated balance sheets of Central Bancorp, Inc. and subsidiary (the Company) as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                             /s/ KPMG LLP



Boston, Massachusetts
April 25, 2003, except as to the fifth paragraph of Note 8, which is as of June 23, 2003.

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

     The Company has adopted a Code of Ethics which applies to its senior executive and financial officers. The Code of Ethics is included as Exhibit 14 to this Annual Report.

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

          The following table sets forth certain information with respect to the Company's equity compensation plans as of March 31, 2003.

                                                (a)                            (b)                           (c)
                                                                                                NUMBER OF SECURITIES REMAINING
                                     NUMBER OF SECURITIES TO BE                                 AVAILABLE FOR FUTURE ISSUANCE
                                      ISSUED UPON EXERCISE OF       WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                                        OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                            WARRANTS & RIGHTS        OPTIONS, WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                        --------------------------   ----------------------------  ------------------------------
Equity compensation plans                      31,474                        $18.572                        33,299
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total (1)                               31,474                        $18.572                        33,299

_________
(1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification or similar event.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Certain Transactions" in the Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES.
---------------------------------

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

     (1)  FINANCIAL STATEMENTS
          --------------------

          For the Financial Statements filed as part of this Annual Report on Form 10-K, reference is made to "Item 8 -- Financial Statements and Supplementary Data".

     (2)  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

     (3)  EXHIBITS REQUIRED BY PARAGRAPH (C) OF ITEM 14
          ---------------------------------------------

          See "Item 14(c) -- Exhibits"

(b)  REPORTS ON FORM 8-K -- The Registrant  filed the following  Current Reports
     -------------------
     on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2003:

     DATE OF REPORT            ITEM(S) REPORTED     FINANCIAL STATEMENTS FILED
     --------------            ----------------     --------------------------
     January 28, 2003                7, 9                    N/A
     February 24, 2003               5                       N/A
     March 7, 2003                   5, 7                    N/A

(c)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.

     EXHIBIT NO.          DESCRIPTION
     ----------           -----------
     3.1*                 Articles of Organization of Central Bancorp, Inc.
     3.2*                 Bylaws of Central Bancorp, Inc.
     4.1                  Shareholder Rights Agreement, dated as of October 11, 2001, by and between the Central
                          Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003 and May 22, 2003
     10.1*                Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 +
     10.2*                First  Amendment to Employment  Agreement  between the Bank and John D. Doherty,  dated March
                          31, 1992 +
     10.3*                Second  Amendment to Employment  Agreement  between the Bank and John D. Doherty,  dated June
                          8, 1995 +
     10.4*                Third Amendment to the Employment Agreement between the Bank and
                          John D. Doherty, dated January 8, 1999 +
     10.5*                Termination Agreement, dated March 31, 1992, by and between the Bank and Joseph R. Doherty +
     10.6*                Consulting Agreement, dated March 31, 1992, by and between the Bank and Joseph R. Doherty +
     10.7*                Amendment to Consulting  Agreement  between the Bank and Joseph R. Doherty,  dated August 11,
                          1994 +
     10.8*                Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 +
     10.9*                Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 +
     10.10*               Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 +
     10.11*               Amendments to Severance  Agreements  between the Bank and Messrs.  Feeley,  Kearn and Morrissey,  dated January 8, 1999. +
     10.12**              1999 Stock Option and Incentive Plan +
     10.13***             Deferred Compensation Plan for Non-Employee Directors  +


     10.14                Management Incentive Plan, as amended +
     10.15****            Severance Agreement between the Bank and Michael K. Devlin, dated February 25, 2002. +
     10.16                Termination of Consulting Agreement between the Bank and Joseph R. Doherty, dated July 30, 2002 +
     14                   Code of Ethics for Senior Executive and Financial Officers
     21                   Subsidiaries of Registrant
     23                   Consent of KPMG LLP
     99                   Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                          Section 906 of Sarbanes-Oxley Act of 2002

______________
+    Management contract or compensatory plan.
* Incorporated herein by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.
*** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.
**** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the SEC on June 28, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTRAL BANCORP, INC.

Date: June 27, 2003               By:  /s/ John D. Doherty
                                  ----------------------------------------------
                                  John D. Doherty
                                  Chairman, President, & Chief Executive Officer
                                  (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John D. Doherty                                     Date:  June 27, 2003
    -------------------------------------------------
       John D. Doherty
       Chairman, President and Chief Executive Officer


By: /s/ Michael K. Devlin                                   Date:  June 27, 2003
    -------------------------------------------------
       Michael K. Devlin
       Senior Vice President, Treasurer
          and Chief Financial Officer
          (Principal Financial and Accounting Officer )

By: /s/ Joseph R. Doherty                                   Date:  June 27, 2003
    -------------------------------------------------
      Joseph R. Doherty
      Director

By: /s/ Terence D. Kenney                                   Date:  June 27, 2003
    -------------------------------------------------
       Terence D. Kenney
       Director

By: /s/ James F. Linnehan                                   Date:  June 27, 2003
    -------------------------------------------------
       James F. Linnehan
       Director

By: /s/ Paul E. Bulman                                      Date:  June 27, 2003
    -------------------------------------------------
       Paul E. Bulman
       Director

By: /s/ Richard J. Fates                                    Date:  June 27, 2003
    -------------------------------------------------
       Richard J. Fates
       Director

By: /s/ Nancy D. Neri                                       Date:  June 27, 2003
    -------------------------------------------------
       Nancy D. Neri
       Director

By: /s/ Gregory W. Boulos                                   Date:  June 27, 2003
    -------------------------------------------------
       Gregory W. Boulos
       Director

                                  CERTIFICATION


     I, John D. Doherty, Chairman, President and Chief Executive Officer of Central Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Central Bancorp, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003


                                       /s/ John D. Doherty
                                       ----------------------------------------
                                       John D. Doherty
                                       Chairman, President and Chief Executive
                                       Officer

                                  CERTIFICATION

     I, Michael K. Devlin, Senior Vice President, Treasurer and Chief Financial Officer of Central Bancorp, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Central Bancorp, Inc.;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003


                               /s/ Michael K. Devlin
                               -------------------------------------------------
                               Michael K. Devlin
                               Senior Vice President, Treasurer and Chief
                               Financial Officer