Form 10-K/A
period 2003-03-31
CENTRAL BANCORP INC /MA/
filed 2003-07-29
CIK 1076394

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           __________________________

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

For the transition period from ____________ to ____________

                           Commission File No. 0-25251

                              CENTRAL BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                                           04-3447594
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                   02144
-----------------------------------------------               ------------
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

================================================================================

EXPLANATION FOR AMENDMENT:

     The Annual Report on Form 10-K of Central Bancorp, Inc. (the "Company") for the fiscal year ended March 31, 2003 (the "2003 Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on June 30, 2003 is being amended hereby to include the items listed below:

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

     As originally filed, the Company's 2003 Form 10-K incorporated the information required by Items 10, 11, 12 and 13 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2003 as required by Instruction G.(3), Items 10, 11, 12 and 13 in Part III of the 2003 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following text. In addition, the Company is furnishing an updated
Exhibit 99.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Set forth below is information about the directors, nominees for director and executive officers and significant employees of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Executive officers are elected annually by the Board of Directors. All directors of the Company were appointed as directors of the Company in 1998 in connection with the incorporation and organization of the Company, except that Paul E. Bulman and Richard Fates were appointed to the Board of Directors in 2002, and James F. Linnehan was appointed to the Board of Directors by a vote of the Board in May 2003 upon the death of Mr. Garrett Goodbody. Mr. Goodbody was elected as a director at the 2002 Annual Stockholders' Meeting. Unless indicated otherwise, the positions stated for each individual are positions held in the Company's principal subsidiary, Central Co-operative Bank (the "Bank"), and the positions stated are positions which are currently held.

                                                                                          YEAR FIRST
                                                                                          ELECTED OR
                                                                                          APPOINTED
                                                                                          DIRECTOR               PRESENT
                                                           POSITIONS WITH                 OF COMPANY             TERM TO
NAME                                    AGE                  THE COMPANY                  OR BANK                EXPIRE
----                                    ---                ---------------                -----------            -------
Joseph R. Doherty                       79        Director of the Company and the Bank       1958                  2003
Gregory W. Boulos                       46        Director of the Company and the Bank       1998                  2004
John D. Doherty                         46        Chairman of the Board, President           1983                  2004
                                                  and Chief Executive Officer of
                                                  the Company, the Bank, Central
                                                  Securities Corporation  and
                                                  Central Preferred Capital Corporation
Paul E. Bulman                          65        Director of the Company and the Bank       2002                  2005
James F. Linnehan                       82        Director of the Company                    2003                  2005
Richard J. Fates                        58        Director of the Company                    2002                  2005
Terence D. Kenney                       87        Director of the Company and the Bank       1975                  2003
Nancy D. Neri                           47        Director of the Company and the Bank       1999                  2003
Albert J. Mercuri, Jr.                  46        Nominee for Director                        --                     --
Edward F. Sweeney, Jr.                  62        Nominee for Director                        --                     --
David W. Kearn                          61        Senior Vice President - Lending;            --                     --
                                                  Director of Central Securities
                                                  and Central Preferred
Michael K. Devlin                       52        Senior Vice President,                      --                     --
                                                  Treasurer/Chief Financial
                                                  Officer of the Company
                                                  and the Bank; Treasurer and
                                                  Director of Central Securities
                                                  and Central Preferred
Paul S. Feeley                          56        Senior Vice President and                   --                     --
                                                  Chief Information Officer
William P. Morrissey                    76        Senior Vice President -                     --                     --
                                                  Corporate Affairs

     JOSEPH R. DOHERTY served as President of the Bank from 1958 until April 1986. From April 1986 until March 31, 1992, Mr. Doherty served as Chairman of the Board of Directors and Chief Executive Officer, responsible for guiding the overall operations of the Bank. In March 1992, Mr. Doherty retired as Chief Executive Officer of the Bank, although he remains Chairman of the Board of the Bank. Mr. Doherty served as Chairman of the Board of the Company until November 2002. Mr. Doherty is the father of John D. Doherty, the Chairman of the Board, President and Chief Executive Officer of the Company and the President and Chief Executive Officer of the Bank.

     GREGORY W. BOULOS is a partner in CB Richard Ellis/The Boulos Company of Portland, Maine, which is Maine's largest commercial real estate brokerage and development firm, specializing in the sale and leasing of commercial/industrial properties and the brokerage of investment properties. Mr. Boulos is a past director of Junior Achievement, The Center for Dental Health, Mercy Hospital and The Portland Symphony Orchestra. He is also a past Chairman of both the Cumberland County Civic Center and Catholic Charities Maine Board of Directors. Mr. Boulos is a member of the Portland Chamber of Commerce, the Maine Commercial Association of Realtors and the National Association of Realtors, and Director of Wayneflete School.

     JOHN D. DOHERTY is the Chairman, President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank. He was elected President of the Bank in April 1986. As President, Mr. Doherty is responsible for the day-to-day operations of the Bank and reports on the Bank's operations directly to the Board of Directors. Commencing April 1992, Mr. Doherty also became the Chief Executive Officer of the Bank. In November 2002, Mr. Doherty became Chairman of the Board of the Company. Mr. Doherty also serves as the president and a director of the Bank's subsidiaries, Central Securities Corporation and Central Preferred Capital Corporation. He has been employed by the Bank in various capacities since 1981. Mr. Doherty holds an M.B.A. degree from Boston University and a B.A. in Business Administration from Babson College. Mr. Doherty is Chairman of the Co-operative Central Bank and a Trustee of the Co-operative Bank Employee Retirement Association. He is a member of the Somerville Kiwanis Club, a former director of the Somerville Chamber of Commerce, former Treasurer of the Woburn Development Corporation and a former member of the Somerville High School Scholarship Committee, the Woburn Kiwanis Club, and the Needham Business Association and a past president of the Economy Club of Cambridge. Mr. Doherty is the son of Board member Joseph R. Doherty.

     PAUL E. BULMAN has served as Chairman of the Policy Holders Protective Board of the Savings Bank Life Insurance Company since 2000. From 1996 to 2000, he was President and Chief Executive Officer of Haymarket Co-operative Bank. Mr. Bulman had previously served as President, Chief Executive Officer and Director of Hingham Institution for Savings which he had joined in 1988. Prior to that, he had been Senior Vice President, Lending at New Bedford Institution for Savings since 1987. Mr. Bulman served as Commissioner for Banks for the Commonwealth of Massachusetts from 1983 to 1987 after serving as First Deputy Commissioner and Clerk, Deputy Commissioner, Bank Supervisor and Director, Commercial Bank Examinations. He joined the State Banking Department in 1960. Mr. Bulman is a volunteer at the Scituate Senior Center.

     JAMES F. LINNEHAN is an attorney and a Certified Public Accountant. Mr. Linnehan has served as the Assistant Attorney General for the Commonwealth of Massachusetts and as a Special Investigator for the Suffolk County District Attorney's office. He is a life trustee of the Board of Trustees of Suffolk University. He is a former director and chairman of the audit and trust committees of Bay Bank Middlesex.

     RICHARD J. FATES is a financial planner with Baystate Financial Services and the principal and owner of Fates Financial Advisors. He was formerly a Regional President at Bank of Boston. Mr. Fates is the Chairman of the Board of Trustees of the Pomfret School and the Coordinator for the North Shore United Way Campaign for the Hamilton-Wenham area.

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

     ALBERT J. MERCURI, JR. has served since 1987 as President and Chief Executive Officer of Data Direct, Inc., a national distributor of digital media publishing systems, optical media and copiers, located in Needham Heights, Massachusetts. Mr. Mercuri is a 1979 graduate of Babson College where he earned a Bachelor of Science degree in Marketing.

     EDWARD F. SWEENEY, JR. has served since December 2002 as a Business Consultant to the Malden Redevelopment Authority, an agency funded by the Department of Housing and Urban Development to work with communities to promote home ownership for low and moderate income families. Mr. Sweeney has also served since March 1990 as a Commissioner, and is a former Chairman, of the Malden Housing Authority, an agency that provides and manages housing for seniors and disabled persons. From December 2000 to September 2002 he was a Field Auditor with RGIS Inc. of Belmont, Massachusetts, where he conducts field audits of retail clients and schedules assignments for staff auditors. From June to December 2000, Mr. Sweeney served as a financial consultant to New England Credit Union Services, Inc., in Southborough, Massachusetts, where he advised credit unions on financial, structural and strategic issues. From May 1998 to December 2000, he served as Senior Vice President of US Trust, a $6 billion multi-bank holding company in Boston, Massachusetts. In this capacity, Mr. Sweeney reported directly to the Chairman and Chief Executive Officer and was responsible for instituting action plans for potential bank acquisitions, bank activity and expanded banking power. From 1996 to May 1998, Mr. Sweeney served as Senior Vice President of Somerset Savings Bank, Somerville, Massachusetts, a $500 million bank, where he was responsible for review of loan administration, liaison with the bank's outside counsel, external auditors and regulatory authorities. From 1994 to 1996, Mr. Sweeney was President, Chief Executive Officer and a Director of Meetinghouse Co-Operative Bank in Dorchester, Massachusetts. From 1966 to 1994, Mr. Sweeney served with the Division of Banking for the Commonwealth of Massachusetts. He was Senior Deputy Commissioner from 1992 to 1994, Deputy Commissioner of Stock Institutions from 1989 to 1992 and Deputy Commissioner of Thrift Institutions from 1978 to 1989.

     DAVID W. KEARN, 61, joined the Bank in June 1993 and currently serves as the Senior Vice President - Lending. From 1990 to 1993, Mr. Kearn was a Vice President of Loan Administration at Somerset Savings Bank, Somerville, Massachusetts and was Senior Vice President/Branch Administration at United States Trust Company from 1987 to 1990. He serves on the Board of Directors of the Somerville Boys Club. He also serves as a director of the Bank's subsidiaries, Central Securities Corporation and Central Preferred Capital Corporation.

     MICHAEL K. DEVLIN, 52, joined the Bank in February 2002 as Senior Vice President, Treasurer and Chief Financial Officer. He also serves as a director and treasurer of the Bank's subsidiaries, Central Securities Corporation and Central Preferred Capital Corporation. From 1997 until joining the Bank, Mr. Devlin, who is a Certified Public Accountant, was a Financial Consultant to the banking industry in Massachusetts. Between 1973 and 1997, he was a member of the accounting and business advisory practice of Arthur Andersen LLP, where he served as a partner for 11 years.

     PAUL S. FEELEY, 56, joined the Bank in July 1997 as Senior Vice President, Treasurer and Chief Financial Officer and became Senior Vice President and Chief Information Officer in February 2002. Mr. Feeley is a member of the Financial Managers Society of which he is a former local chapter President and National Director. He is also a member of the Massachusetts Society of CPAs and serves on its Financial Institutions Committee. From 1993 to 1997, Mr. Feeley was Senior Vice President and Treasurer of Bridgewater Credit Union. Prior to 1993, Mr. Feeley was Executive Vice President, Chief Financial Officer and Clerk of the Corporation at The Cooperative Bank of Concord, Acton, Massachusetts.

     WILLIAM P. MORRISSEY, 76, joined the Bank in November 1992 as Senior Vice President for Corporate Affairs representing the Bank in outside banking and business organizations. Mr. Morrissey is chairman of the Board of the Federal Home Loan Bank of Boston. Prior to 1986, Mr. Morrissey served as Executive Vice President for Corporate Affairs at The Boston Five Cents Savings Bank, and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the Exchange Act, the Company's officers and directors and all persons who own more than ten percent of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations from such persons that no annual report of changes in beneficial ownership were required, the Company believes during the fiscal year ended March 31, 2003 and the prior fiscal year all Reporting Persons have complied with these reporting requirements, except that Directors Neri and Boulos each filed two late reports on Form 4 with respect to three transactions, one transaction of which was related to the purchase of shares in connection with the Deferred Compensation Plan for Non-Employee Directors, and Director Bulman and former Director Goodbody each filed one late report on Form 4 with respect to one transaction, in fiscal 2003.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company in fiscal year 2003 (the "Named Executive Officers").

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                                                              AWARDS
                                                          ANNUAL COMPENSATION              ------------
                                               ---------------------------------------      SECURITIES
      NAME AND                      FISCAL                              OTHER ANNUAL        UNDERLYING        ALL OTHER
PRINCIPAL POSITION                  YEAR       SALARY     BONUS (1)   COMPENSATION (2)        OPTIONS     COMPENSATION (3)
------------------                  ------     ------     ---------   ----------------      -----------   ----------------
John D. Doherty                     2003    $  286,144    $ 66,214       $      --                --        $  40,867
  President and Chief               2002       272,160          --              --                --           31,842
  Executive Officer                 2001       259,200      51,760              --            12,573           32,401

Michael K. Devlin                   2003       147,694      28,904              --                --            1,267
  Senior Vice President,
  Treasurer and Chief
  Financial Officer

David W. Kearn                      2003       140,365      27,469              --                --           24,653
  Senior Vice President/            2002       133,505          --              --                --           20,644
  Lending                           2001       127,148      20,343              --             4,354           23,311

Paul S. Feeley                      2003       130,797      25,597              --                --           13,330
  Senior Vice President/            2002       124,405          --              --                --           12,874
  Chief Information Officer         2001       120,781      14,493              --             2,757           15,299

William P. Morrissey                2003       131,496      25,734              --                --           22,607
  Senior Vice President for         2002       121,133          --              --                --           19,359
  Corporate Affairs                 2001       115,365      13,843              --             2,634           21,450

_______________
(1)  Reflects fiscal year for which bonus was earned.
(2) Does not include perquisites which totaled less than ten percent of annual salary and bonus.
(3)  For fiscal year 2003,  consists of $5,083,  $57,  $3,509,  $654 and $3,287, respectively, in Company contributions to the defined contribution retirement plan, the value of 1,176, 0, 644, 390 and 616 shares, based on $29.40 per share (the last reported sale price of such shares on the effective date of the allocation, October 31, 2002), allocated to the ESOP accounts of Messrs. Doherty, Devlin, Kearn, Feeley and Morrissey, respectively, and $1,210 in paid life insurance premiums for each Named Executive Officer.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES. The following table sets forth information regarding option exercises during the last fiscal year and the values of options held by the Named Executive Officers at the end of fiscal year 2003. No option grants were made to any of the Named Executive Officers in fiscal year 2003.

                                                             NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                            SHARES                        OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END (2)
                          ACQUIRED ON          VALUE      ----------------------------    -----------------------------
NAME                       EXERCISE         REALIZED(1)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                      ------------      -----------   -----------    -------------    -----------     -------------
John D. Doherty             25,639           $287,891           --            --          $      --       $      --
David W. Kearn                --                --           8,878            --            112,376              --
Paul S. Feeley               2,500            33,788         3,122            --             34,899              --
William P. Morrissey          --                --           5,370            --             67,974              --
Michael K. Devlin             --                --              --            --                 --              --

________
(1) Based on the difference between the aggregate exercise price and aggregate market value of shares acquired as of the date of exercise.
(2) Value is based on the difference between the aggregate market value of shares underlying the unexercised in-the-money options at March 31, 2003 ($31.13 per share based on the closing sale price reported on the Nasdaq National MarketSM) and the aggregate exercise price of these options. Options are considered in-the-money if the value of the underlying securities exceeds the exercise price of the options.

     EMPLOYMENT AND SEVERANCE AGREEMENTS. The Bank has entered into an employment agreement (the "Employment Agreement") with John D. Doherty,
President. The Employment Agreement provides for a term of five years and an automatic annual extension of the term of employment for an additional one-year period beyond the then-effective expiration date unless either the Bank or Mr. John D. Doherty gives written notice that the Employment Agreement will not be extended further. The current base annual salary of John D. Doherty is $298,296. The Employment Agreement also provides for annual salary review by the Board of Directors, as well as inclusion of Mr. John D. Doherty in any discretionary bonus plans, customary fringe benefits, vacation and sick leave and disability payments of the Bank. The Employment Agreement is terminated upon death and is terminable by the Bank for "just cause" as defined in the Employment Agreement. If the Bank terminates Mr. John D. Doherty without just cause, he is entitled to a continuation of his salary for the remaining term of the Employment Agreement. Mr. John D. Doherty may terminate the Employment Agreement upon 90 days notice to the Bank.

     The Employment Agreement provides that in the event of his involuntary termination of employment in connection with, or within three years after, any change in control of the Bank or the Company, Mr. John D. Doherty will be paid within 10 days of such termination an amount equal to the difference between (i)
2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under
Section 280G(b)(2) of the Internal Revenue Code, that Mr. John D. Doherty receives on account of the change in control. The term "change in control" is defined as the acquisition, by any person or entity, of the ownership, holding or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, under the Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Employment Agreement also provides for a similar lump sum payment to be made in the event of Mr. John D. Doherty's voluntary termination of employment within three years following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by Mr. John D. Doherty, including (i) the requirement that he perform his principal executive functions more than 35 miles away from his primary office, (ii) a reduction in his base compensation as in effect prior to the change in control, (iii) the failure of the Bank to provide Mr. John D. Doherty with compensation and benefits substantially similar to those provided to him at the time of the change in control under any employee benefit plans in which he becomes a participant, (iv) the assignment to Mr. John D. Doherty of material duties and responsibilities other than those normally associated with his position with the Bank, and (v) a material reduction in his authority and responsibility. In the event that a dispute arises between Mr. John D. Doherty and the Bank, as to the terms or interpretation of the Employment Agreement, Mr. John D. Doherty will be reimbursed for all reasonable expenses arising from such dispute. Payments made under these "change in control" provisions are in lieu of any rights to which Mr. John D. Doherty would be entitled in the event his employment was terminated without just cause. If the change in control provisions had been triggered as of March 31, 2003, Mr. John
D. Doherty would have received up to approximately $1,028,000.

     The Bank has entered into severance agreements (the "Severance Agreements") with David W. Kearn, Senior Vice President/Lending & Retail Banking, Michael K. Devlin, Senior Vice President, Treasurer, and Chief Financial Officer, Paul S. Feeley, Senior Vice President/Chief Information Officer and William P. Morrissey, Senior Vice President for Corporate Affairs. The Severance Agreements each provide for a term of three years and an automatic annual extension of the term of employment for an additional one-year period beyond the then-effective expiration date, unless either the Bank or Messrs. Kearn, Devlin, Feeley or Morrissey gives written notice that the Severance Agreement will not be extended further. The Severance Agreements provide that in the event of their involuntary termination of employment in connection with, or within one year after, any change in control of the Company or the Bank, Messrs. Kearn, Devlin, Feeley and Morrissey will be paid within 10 days of such termination an amount equal to two times their annual base salary at the rate just prior to the change in control provided, however, the amount received shall in no event exceed the difference between (i) 2.99 times their "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Internal Revenue Code, that they receive on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership, holding, or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Severance Agreements also provide for a similar lump sum payment in the event of Messrs. Kearn's, Devlin's, Feeley's or Morrissey's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by Messrs. Kearn, Devlin, Feeley or Morrissey, including (i) the requirement that they perform their principal executive functions more than 35 miles away from their primary office, (ii) a reduction in the their base compensation as in effect prior to the change in control, (iii) the failure of the Company or the Bank to provide them with compensation and benefits substantially similar to those provided to them at the time of the change in control under any employee benefit plans in which they become a participant, (iv) the assignment to them of material duties and responsibilities other than those normally associated with their position with the Bank, and (v) a material reduction in their authority and responsibility. In the event that a dispute arises between Messrs. Kearn, Devlin, Feeley or Morrissey and the Bank, as to the terms or interpretation of the Severance Agreements, they will be reimbursed for all reasonable expenses arising from such dispute. If the change in control provisions had been triggered as of March 31, 2003, Messrs. Kearn, Devlin, Feeley and Morrissey would have received up to approximately $281,000, $295,000, $262,000 and $263,000, respectively.

     PENSION PLAN. The following table illustrates the maximum estimated annual benefits payable upon retirement pursuant to the Bank's defined benefit pension plan based upon the pension plan formula for specified final average earnings and specified years of service.

     FINAL                                                  YEARS OF SERVICE
    AVERAGE        -----------------------------------------------------------------------------------------------
    EARNINGS             10               15               20              25               30               35
   ---------       -----------------------------------------------------------------------------------------------
   $ 25,000        $    2,500       $     3,750      $     5,000     $     6,250      $     7,500      $     8,750
     50,000             5,302             7,952           10,603          13,254           15,905           18,556
    100,000            12,802            19,202           25,603          32,004           38,405           44,806
    150,000            20,302            30,452           40,603          50,754           60,905           71,056
    175,000            24,052            36,077           48,103          60,129           72,155           84,181
    200,000            26,302            39,452           52,603          65,754           78,905           92,056
    250,000            26,302            39,452           52,603          65,754           78,905           92,056
    300,000            26,302            39,452           52,603          65,754           78,905           92,056

     Benefits are hypothetical amounts only. Currently, the maximum annual benefit payable under the pension plan is $160,000. Final average earnings in excess of $228,973 are not covered under the pension plan for pre-1994 accruals, and final average earnings in excess of $190,000 are not covered under the pension plan for post-1993 accruals. "Final average earnings," which are based upon a participant's highest three consecutive years of compensation, consist of compensation that would appear under the "Salary" and "Bonus" columns of the Summary Compensation Table. Benefits under the pension plan become 100% vested over a six-year period, with 20% of such benefits vesting upon the completion of each of the second through sixth years of credited service under the pension plan. As of March 31, 2003, Messrs. Doherty, Kearn, Devlin, Feeley and Morrissey had approximately 22, nine, one, five and ten years, respectively, of credited service under the pension plan. Benefits set forth in the preceding table are computed as a single life annuity and are not subject to any deduction for Social Security or other offset amounts.

DIRECTOR COMPENSATION

     Directors of the Company and the Bank are each paid a fee of $950 and $450, respectively, per Board meeting attended. The Chairmen of the Audit Committee and the Security Committee each are paid a fee of $660 for each meeting of the respective committee which they attend in their capacities as chairman. Members of both the Audit and Security Committees each receive a fee of $350 per meeting attended. The President does not receive any director's or committee fees. Director Terence D. Kenney receives an additional $567 per month as a consulting fee for services rendered in connection with the Bank's Woburn branches. Bank Chairman Joseph R. Doherty receives health and life insurance benefits under the Bank's group plans.

     The Company has established a Deferred Compensation Plan for Non-Employee Directors pursuant to which directors who are not employees of the Company or the Bank are eligible to defer all or a portion of their director fees. Deferred fees are credited to an account in a grantor trust and invested in shares of the Common Stock. Shares allocated to a director's account are to be paid out in equal annual installments over a three-year period beginning six months after the director ceases to be a director. Shares held in the Deferred Compensation Plan for Non-Employee Directors are voted by the trustees in accordance with the direction of the Board of Directors. During the year ended March 31, 2003, 719, 155, 90 and 273 shares were credited to the accounts of Directors Boulos, Bulman, Goodbody and Neri, respectively, who were the only directors participating in the Deferred Compensation Plan for Non-Employee Directors.

In connection with Joseph R. Doherty's retirement as Chief Executive Officer of the Bank effective March 31, 1992, the Bank and Joseph R. Doherty entered into a Consulting Agreement whereby the Bank retained Mr. Doherty as a consultant to the Bank and its Board of Directors and as Chairman of the Board. On July 31, 2002, the Bank and Mr. Doherty agreed to terminate his Consulting Agreement. No amounts were paid to Mr. Doherty pursuant to this Consulting Agreement during fiscal 2003. Mr. Doherty receives group health and life insurance benefits from the Bank, which amounted to $3,865 and $1,147, respectively, during the year ended March 31, 2003.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. The function of administering the Company's executive compensation policies is currently performed by the Finance Committee of the Board of Directors of the Bank, who are the same directors who comprise the Audit Committee of the Company, which is composed entirely of independent directors. This Committee is responsible for developing and making recommendations to the Board concerning compensation paid to the Chief Executive Officer and each of the other executive officers and for overseeing all aspects of the Company's executive compensation program, including employee and executive benefit plans. Because the Company does not have any executive officers who are not also executive officers of the Bank, this discussion refers to the executive officers of the Bank, rather than the Company.

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

     To achieve these goals, the Committee has incorporated the following elements into the Bank's executive compensation program:

     Base Salaries and Benefits. Working with an outside consultant, the Committee has sought to develop a competitive salary and benefit structure for the Bank's executive officers. Based on surveys of compensation practices at similarly sized institutions in the northeastern United States, the Committee has established recommended salary ranges for each position level. The salary structure has been developed so that the midpoint for each salary range approximates the competitive market midpoint for the range. Salaries are reviewed and adjusted within the range annually based on competitive considerations. The Committee seeks to maintain the competitiveness of its salary structure by reviewing a comprehensive analysis of market compensation practices at least every two years.

     Management Incentive Program. During the 2002 fiscal year, the Bank adopted a management incentive program which provides cash incentives payments to eligible members of management provided that certain corporate performance criteria are met. This plan is reviewed and performance goals are evaluated annually. Under the Incentive Plan, eligible officers may receive bonuses equal to a specified percentage of their salary provided that various corporate performance goals have been satisfied. Performance goals for fiscal 2003 focused on return on average assets. The Incentive Plan provides for increased incentives if corporate performance goals are exceeded.

     Stock Options. To better align the interests of management with those stockholders and to promote long-term performance, the Committee has determined that it should have the ability to compensate officers through grants of stock options based on their contribution to the achievement of corporate performance goals and individual merit. For each fiscal year, the Committee reserves a specified number of options for grant to eligible executive officers with one half of such options reserved for contribution grants and half for merit grants. All options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years. Option grants, however, are discretionary with the Committee, and no options were granted during fiscal 2003.

     Compensation of Chief Executive Officer. For fiscal year 2003, the Committee determined to increase the Chief Executive Officer's base salary by approximately 5% after considering a variety of factors, including the salary ranges previously established, the relative positions of the Chief Executive Officer and other executive officers within those ranges and an analysis of salaries being paid by Northeast commercial banks and savings institutions in the asset range of $250 million to $500 million. Based on the Bank's performance relative to the targets established under the Management Incentive Plan for fiscal 2003, the Chief Executive Officer received a cash bonus of $66,214.

                        MEMBERS OF THE FINANCE COMMITTEE
                         (as the Compensation Committee)

                        GREGORY W. BOULOS
                        PAUL E. BULMAN
                        NANCY D. NERI


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company and the Bank had no "interlocking" relationships existing on or after January 1, 1998 in which (i) any executive officer of the Company or the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity (other than the Bank and Company), one of whose executive officers served on the Audit Committee of the Company or the Finance Committee of the Bank, (ii) any executive officer of the Company or Bank served as a director of another entity, one of whose executive officers served on the Audit Committee of the Company or the Finance Committee of the Bank, or (iii) any executive officer of the Company or the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity (other than the Company and Bank), one of whose executive officers served as a member of the Company or Bank's Board of Directors. No member of the Audit Committee of the

Board of Directors of the Company or Finance Committee of the Bank was (a) an officer or employee of the Company or the Bank or any of its subsidiaries during the fiscal year ended March 31, 2003, (b) a former officer of the Company or the Bank or any of its subsidiaries, or (c) an insider (i.e., director, officer, director or officer nominee, greater than 5% stockholder, or immediate family member of the foregoing) of the Company and directly or indirectly engaged in transactions with the Company, the Bank, or any subsidiary involving more than the $60,000 during the fiscal year ended March 31, 2003.

STOCK PRICE PERFORMANCE GRAPH

     The graph and table which follow show the cumulative total return on the Common Stock of the Bank and the Company from March 31, 1998 through March 31, 2003 compared with the cumulative total return of (i) an index of Nasdaq banks and (ii) the S&P 500 Index (the "S&P 500"). Cumulative total return on the stock or the index equals the total increase in value since March 31, 1998, assuming reinvestment of all dividends paid on the stock or the index, respectively. The graph and table were prepared assuming that $100 was invested at the closing price on March 31, 1998 in the Common Stock of the Bank and in each index. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index. Up to January 8, 1999, information is for the Common Stock of the Bank. After January 8, 1999, information is for the Common Stock of the Company.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PEFORMANCE OF SELECTED INDICES

                     MARCH 31, 1998 THROUGH MARCH 31, 2003

     [Line graph appears here depicting the cumulative total shareholder return of $100 invested in the Common Stock as compared to $100 invested in the Nasdaq Bank Index and the S&P 500 Index. Line graph begins at March 31, 1998 and plots the cumulative return at March 31, 1999, 2000, 2001, 2002 and 2003. The plot points are provided below.]

                                3/31/98      3/31/99     3/31/00     3/31/01    3/31/02    3/31/03
                                -------      -------     -------     -------    -------    -------
Central Bancorp, Inc.           100.0           54.6        49.4       61.2        96.0      109.2
S&P 500                         100.0          118.7       140.5      109.9       110.3       83.0
NASDAQ Bank Index               100.0           81.5        75.0       89.2       109.5      102.7

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth certain information as to those persons who the Company believes were the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock as of June 30, 2003.

                                                                                     PERCENT OF SHARES
NAME AND ADDRESS                                      AMOUNT AND NATURE               OF COMMON STOCK
OF BENEFICIAL OWNER                               BENEFICIAL OWNERSHIP (1)            OUTSTANDING (2)
-------------------                               ------------------------           ------------------
Central Co-operative Bank
   Employee Stock Ownership Plan Trust
399 Highland Avenue
Somerville, Massachusetts  02144                              256,079  (3)              15.40%

John D. Doherty
Joseph R. Doherty
Joseph R. Doherty Family Limited
   Partnership, L.P.
399 Highland Avenue
Somerville, Massachusetts  02144                              206,581  (4)              12.42%

Jeffrey A. Miller
Eric D. Jacobs
121 North Wayne Avenue
Suite 103
Wayne, Pennsylvania 19807                                     163,500  (5)               9.83%

Jeffrey L. Gendell
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
200 Park Avenue, Suite 3910
New York, New York 10166                                      161,400  (6)               9.70%

Financial Edge Fund, L.P.
Financial Edge - Strategic Fund, L.P.
Goodbody/PL Capital, L.P.
PL Capital, LLC
Goodbody/PL Capital LLC
John Wm. Palmer
Richard J. Lashley
Richard J. Fates
20 East Jefferson Avenue, Suite 22
Naperville, Illinois  60540
Richard Fates
95 Rock Maple Avenue
Hamilton, Massachusetts  01982                                154,268  (7)               9.28%

Mendon Capital Advisors Corp.
Anton Villars Schutz
1117 Cheese Factory Road
Honeyue Falls, New York  14472                                113,100  (8)               6.80%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401                                97,200  (9)               5.84%

______________
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Common Stock as to which he or she has sole or shared voting or investment power, or has a right to acquire beneficial ownership at any time within 60 days of June 30, 2003. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the listed persons have direct ownership and sole voting and dispositive power.
(2) For purposes of calculating percentage ownership, the number of shares of Common Stock outstanding includes any shares which the beneficial owner has the right to acquire within 60 days of June 30, 2003.
(3) Of the shares beneficially owned by the Central Co-operative Bank Employee Stock Ownership Plan Trust ("ESOP"), 131,178 shares have been allocated to participating employees over which shares Directors Boulos and Kenney, as co-trustees of the ESOP (the "ESOP Trustees"), may be deemed to have shared voting and sole investment power, and 124,901 shares have not been allocated, as to which shares the ESOP Trustees generally would vote in the same proportion as voting directions received from voting ESOP participants.
(4) Includes 13,837 shares of Common Stock allocated to the account of John D. Doherty in the ESOP. John D. Doherty disclaims beneficial ownership of any shares held by Joseph R. Doherty or the Joseph R. Doherty Family Limited Partnership, L.P., and Joseph R. Doherty and the Joseph R. Doherty Family Limited Partnership, L.P. disclaim beneficial ownership of any shares held by John D. Doherty.
(5) According to their statement on Schedule 13D filed May 16, 2003, each of the reporting persons shares voting and dispositive power over the listed shares.
(6) According to their statement on Schedule 13G as amended filed January 22, 2002, each of the reporting persons shares voting and dispositve power over the listed shares.
(7) According to Amendment No. 14 to their Schedule 13D, filed May 30, 2003, includes 113,900 and 27,100 shares owned by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members, 12,168 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and 600 and 500 shares beneficially owned by Messrs. Lashley and Fates, respectively, in their individual capacities.
(8) According to their statement on Schedule 13G as amended filed May 15, 2003, each of the reporting persons shares voting and dispositive power over the listed shares.
(9) According to their statement on Schedule 13G as amended filed February 10, 2003, each of the reporting persons shares voting and dispositive power over the listed shares.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of June 30, 2003, the beneficial ownership of the Common Stock by each of the Company's directors, nominees and Named Executive Officers, and by all directors, nominees and executive officers as a group.

                                                              BENEFICIAL OWNERSHIP (1)
                                                    ------------------------------------------------
                                                     NUMBER                        PERCENTAGE OF
NAME                                                OF SHARES                  SHARES OUTSTANDING(2)
----                                                ----------                 ---------------------
James F. Linnehan                                         70                             -- %
Richard J. Fates                                         500                            .03
Paul E. Bulman                                            40   (3)                       --
Joseph R. Doherty                                     63,875   (4)                     3.84
Terence D. Kenney                                      1,541   (5)(6)                   .93
Nancy D. Neri                                            200   (3)                      .01
Gregory W. Boulos                                      5,500   (3)(6)                   .33
Albert J. Mercuri, Jr.                                    --   (7)                       --
Edward F. Sweeney, Jr.                                    --   (7)                       --
John D. Doherty                                      142,706   (8)                     8.58
Michael K. Devlin                                         --                             --
David W. Kearn                                        15,350   (9)                      .92
Paul S. Feeley                                         5,500   (10)                     .33
William P. Morrissey                                  11,778   (11)                     .71

All directors, nominees and executive
  officers as a group (14 persons)                   249,801   (12)                   14.86

___________
(1) For definition of beneficial ownership, see footnote 1 to the table in "Principal Holders of Voting Securities."
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of June 30, 2003 held by that individual or group.
(3) Excludes shares credited to their accounts in the Deferred Compensation Plan for Non-Employee Directors.
(4) Shares held by the Joseph R. Doherty Family Limited Partnership, L.P. of which he is the sole general partner.


(5)  Held jointly with his spouse.
(6) Does not include 256,079 shares held by the ESOP, over which shares the ESOP Trustees, Directors Boulos and Kenney, may be deemed to have shared or sole voting and/or investment power.
(7) In accordance with the Company's Bylaws, Messrs. Mercuri and Sweeney have advised the Company that they will each acquire Common Stock with a market value of not less than $1,000 prior to becoming a director.
(8) Includes 13,837 shares of Common Stock allocated to his account in the ESOP.
(9) Includes 6,472 shares allocated to his account in the ESOP and 8,878 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2003.
(10) Includes 2,378 shares allocated to his account in the ESOP and 3,122 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2003.
(11) Includes 6,408 shares allocated to his account in the ESOP and 5,370 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2003.
(12) Includes 17,370 shares of Common Stock which may be acquired pursuant to stock options exercisable within 60 days of June 30, 2003, 29,095 shares allocated to the ESOP accounts of executive officers and 2,741 shares held by the trust for the Deferred Compensation Plan for Non-Employee Directors which are voted as directed by the Board of Directors. Does not include unallocated shares held by the ESOP, over which shares the ESOP Trustees may be deemed to have shared or sole voting and/or investment power.

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

                                                (a)                            (b)                               (c)
                                                                                                  NUMBER OF SECURITIES REMAINING
                                                                                                  AVAILABLE FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES TO BE ISSUED    WEIGHTED-AVERAGE EXERCISE     UNDER EQUITY COMPENSATION
                                    UPON EXERCISE OF OUTSTANDING         PRICE OF OUTSTANDING       PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       OPTIONS, WARRANTS AND RIGHTS     OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
-------------                     ---------------------------------  ----------------------------  -----------------------------
Equity compensation plans                      31,474                        $18.572                        33,299
  approved by security holders

Equity compensation plans not                    0                              0                             0
  approved by security holders

       Total (1)                               31,474                        $18.572                        33,299

______________
(1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend reclassification or similar event.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company engages in transactions with affiliates of the Company on the same terms and other conditions as those offered to unaffiliated parties. Loans by the Bank made to Directors, officers and employees are made in the ordinary course of business, on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. Massachusetts law provides that co-operative banks are limited in the amount of money they may lend an officer of the Bank. These limits are $500,000 for a mortgage on a primary residence, $150,000 loans for educational purposes and $35,000 for all other types of loans in total. This restriction does not apply to non-officer employees of the Bank or to its outside Directors. Any loans existing prior to the implementation of this restriction are grandfathered. The same loans available to the public are available to Directors, officers and employees of the Company and Bank.

     In August 2001, the Company agreed to lend the ESOP sufficient funds to acquire up to an additional 5% of the outstanding Common Stock. In February 2003, the Company agreed to lend the ESOP up to approximately $3,200,000 to purchase additional shares of the outstanding Common Stock. The ESOP's trustees are Directors Boulos and Kenney. As of March 31, 2003, the Company had lent the ESOP an aggregate of $3,795,000, of which $3,660,000 was outstanding at March 31, 2003. The ESOP loans bear interest at the prime rate.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTRAL BANCORP, INC.


Date: July 29, 2003                By:/s/ John D. Doherty
                                      -----------------------------------------
                                      John D. Doherty
                                      President and Chief Executive Officer
                                      (Duly Authorized Representative)

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

Date: July 29, 2003

                                 /s/ John D. Doherty
                                 ----------------------------------------------
                                 John D. Doherty
                                 Chairman,   President   and  Chief   Executive
                                 Officer

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

Date: July 29, 2003


                                  /s/ Michael K. Devlin
                                  ---------------------------------------------
                                  Michael K. Devlin
                                  Senior Vice  President,  Treasurer and
                                     Chief  Financial Officer