Form 10-Q
period 2003-06-30
CENTRAL BANCORP INC /MA/
filed 2003-08-14
CIK 1076394

UNITED STATES
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

                        COMMISSION FILE NUMBER: 0-25251
                                                -------

                             CENTRAL BANCORP, INC.
                             ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

                                 (617) 628-4000
                                 --------------
                         REGISTRANT'S TELEPHONE NUMBER



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --
Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                                --    --


Common Stock, $1.00 par value                         1,663,133
-----------------------------              ---------------------------------
           Class                            Outstanding at August 13, 2003

                              CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                           PAGE NO.

        Item 1. Financial Statements (Unaudited)

                Consolidated  Statements of Financial  Condition at
                June 30, 2003 and March 31, 2003                               1

                Consolidated Statements of Income for the three months ended
                June 30, 2003 and 2002                                         2

                Consolidated Statements of Changes in Stockholders' Equity
                for the three months ended June 30, 2003 and 2002              3

                Consolidated Statements of Cash Flows for the three
                months ended June 30, 2003 and 2002                            4

                Notes to Unaudited Consolidated Financial Statements           5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            9

                Liquidity and Capital Resources                               11

        Item 3. Quantitative and Qualitative Disclosures about Market Risk    12

        Item 4. Controls and Procedures                                       12

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings                                             13

        Item 2. Changes in Securities and Use of Proceeds                     13

        Item 3. Defaults upon Senior Securities                               13

        Item 4. Submission of Matters to a Vote of Security Holders           13

        Item 5. Other Information                                             13

        Item 6. Exhibits and Reports on Form 8-K                              13

SIGNATURES

Item 1. Financial Statements
                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                       June 30,           March 31,
 (Dollars in Thousands)                                                                  2003                  2003
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $     7,806           $     5,996
Short-term investments                                                                 15,932                 5,226
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         23,738                11,222
                                                                                  -----------           -----------
Investment securities available for sale (amortized cost of $57,584
     at June 30, 2003 and $59,500 at March 31, 2003)                                   60,823                61,111
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  70,699                70,987
                                                                                  -----------           -----------

Loans held for sale                                                                     5,051                   647

Loans (Note 2)                                                                        372,878               389,817
Less allowance for loan losses                                                          3,354                 3,284
                                                                                  -----------           -----------
     Net loans                                                                        369,524               386,533
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,365                 2,380
Banking premises and equipment, net                                                     1,851                 1,869
Deferred tax asset, net                                                                    --                   719
Goodwill, net                                                                           2,232                 2,232
Other assets                                                                            2,597                   619
                                                                                  -----------           -----------
    Total assets                                                                  $   478,057           $   477,208
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                               $   286,855           $   287,959
  Federal Home Loan Bank advances                                                     144,400               144,400
  Short-term borrowings                                                                    --                   176
  Advance payments by borrowers for taxes and insurance                                   938                   999
  Accrued expenses and other liabilities                                                4,103                 4,231
                                                                                  -----------           -----------
    Total liabilities                                                                 436,296               437,765
                                                                                  -----------           -----------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
     none issued or outstanding                                                            --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,028,427 shares issued at June 30, 2003 and
     2,027,727 shares issued at March 31, 2003                                          2,028                 2,028
  Additional paid-in capital                                                           12,805                12,751
  Retained income                                                                      35,763                34,601
  Treasury stock (365,294 shares at June 30, 2003 and
     March 31, 2003), at cost                                                          (7,249)               (7,249)
  Accumulated other comprehensive income (Note 4)                                       2,007                 1,002
  Unearned compensation - ESOP                                                         (3,593)               (3,690)
                                                                                  -----------           -----------
    Total stockholders' equity                                                         41,761                39,443
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   478,057           $   477,208
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

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                            June 30,
                                                                              --------------------------------
                                                                                   2003              2002
                                                                              -------------      -------------
Interest and dividend income:
  Mortgage loans                                                              $    6,021         $   6,204
  Other loans                                                                        144               146
  Short-term investments                                                              18                27
  Investments                                                                        840             1,186
                                                                              ----------         ---------
    Total interest and dividend income                                             7,023             7,563
                                                                              ----------         ---------
Interest expense:
  Deposits                                                                         1,157             1,494
  Advances from Federal Home Loan Bank of Boston                                   1,756             1,789
  Short-term borrowings                                                                1                --
                                                                              ----------         ---------
    Total interest expense                                                         2,914             3,283
                                                                              ----------         ---------

    Net interest and dividend income                                               4,109             4,280
Provision for loan losses                                                             50                --
                                                                              ----------         ---------
    Net interest and dividend income after
      provision for loan losses                                                    4,059             4,280
                                                                              ----------         ---------
Non-interest income:
  Deposit service charges                                                            161               129
  Net gains (losses) from sales and write-downs of investment securities              (5)               11
  Gain on sales of loans                                                             141                --
  Other income                                                                       117                83
                                                                              ----------         ---------
    Total non-interest income                                                        414               223
                                                                              ----------         ---------
Non-interest expenses:
  Salaries and employee benefits                                                   1,800             1,638
  Occupancy and equipment                                                            270               281
  Data processing service fees                                                       281               291
  Professional fees (Note 5)                                                         130               249
  Advertising                                                                        121                67
  Other expenses                                                                     401               365
                                                                              ----------         ---------
    Total non-interest expenses                                                    3,003             2,891
                                                                              ----------         ---------

    Income before income taxes                                                     1,470             1,612
Provision for income taxes (Note 5)                                                  182               585
                                                                              ----------         ---------
      Net income                                                              $    1,288         $   1,027
                                                                              ==========         =========

Earnings per common share - basic                                             $     0.83         $    0.64
                                                                              ==========         =========

Earnings per common share - diluted                                           $     0.83         $    0.63
                                                                              ==========         =========

Weighted average common shares outstanding - basic                                 1,546             1,606

Weighted average common and equivalent shares
   outstanding - diluted                                                           1,559             1,625

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                            Accumulated
                                                         Additional                            Other        Unearned      Total
                                                Common     Paid-In   Retained   Treasury   Comprehensive  Compensation Stockholders'
                    (In Thousands)               Stock     Capital    Income      Stock    Income (Loss)      ESOP       Equity
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2002
--------------------------------

     Balance at March 31, 2002                   $2,000  $  11,934   $33,141    $(7,189)   $  (626)      $  (306)      $ 38,954
     Net Income                                      --         --     1,027         --         --            --          1,027
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment            --         --        --         --        333            --            333
                                                                                                                       --------
            Comprehensive income                                                                                          1,360
                                                                                                                       --------
     Purchase of shares by ESOP                      --         --        --         --         --        (1,183)        (1,183)
     Director deferred compensation
         transactions                                --          7        --         (7)        --            --             --
     Dividends paid ($.10 per share)                 --         --      (164)        --         --            --           (164)
     Amortization of unearned compensation -
         ESOP                                        --         61        --         --         --            43            104
                                                 ------  ---------   -------    -------    -------       -------       --------
     Balance at June 30, 2002                    $2,000  $  12,002   $34,004    $(7,196)   $  (293)      $(1,446)      $ 39,071
                                                 ======  =========   =======    =======    =======       =======       ========

Three Months Ended June 30, 2003
--------------------------------

     Balance at March 31, 2003                   $2,028  $  12,751   $34,601    $(7,249)   $ 1,002       $(3,690)      $ 39,443

     Net income                                      --         --     1,288         --         --            --          1,288
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment            --         --        --         --      1,005            --          1,005
                                                                                                                       --------
            Comprehensive income                                                                                          2,293
                                                                                                                       --------
     Proceeds from exercise of stock options         --         13        --         --         --            --             13
     Tax benefit of stock options                    --          4        --         --         --            --              4
     Director deferred compensation
         transactions                                --         23        --         --         --            --             23
     Dividends paid ($.12 per share)                 --         --      (126)        --         --            --           (126)
     Amortization of unearned compensation -
         ESOP                                        --         14        --         --         --            97            111
                                                 ------  ---------   -------    -------    -------       -------       --------
     Balance at June 30, 2003                    $2,028  $  12,805   $35,763    $(7,249)   $ 2,007       $(3,593)      $ 41,761
                                                 ======  =========   =======    =======    =======       =======       ========



     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                               Three Months Ended

                                                                                    June 30,
                           (In thousands)                                     2003         2002
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $     1,288     $     1,027
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
         Depreciation and amortization                                          79              80
         Amortization of premiums                                               65              61
         Stock-based compensation                                              111             104
         Net (gains) losses from sales and write-downs of
             investment securities                                               5             (11)
         Gain on sale of loans held for sale                                  (141)             --
         Originations of loans held for sale                               (10,984)             --
         Proceeds from sale of loans originated for sale                     6,721              --
(Increase) decrease in accrued interest receivable                              16            (180)
Increase in other assets, net                                               (1,978)           (271)
Decrease in advance payments by borrowers for taxes and insurance              (61)           (296)
Increase in accrued expenses and other liabilities, net                         40             811
                                                                       -----------     -----------
         Net cash provided by (used in) operating activities                (4,839)          1,325
                                                                       -----------     -----------

Cash flows from investing activities:

Net  decrease in loans                                                      16,939           8,191
Principal payments on mortgage-backed securities                             1,365           1,472
Proceeds from sales of investment securities                                   482              --
Purchase of banking premises and equipment                                     (61)           (123)
                                                                       -----------     -----------
         Net cash provided by investing activities                          18,725           9,540
                                                                       -----------     -----------

Cash flows from financing activities:

Increase (decrease) in deposits                                             (1,104)          9,166
Proceeds from advances from FHLB of Boston                                      --          28,500
Repayments on advances from FHLB of Boston                                      --         (33,245)
Decrease in short-term borrowings                                             (176)             --
Proceeds from exercise of stock options                                         13              --
Purchase of shares by ESOP                                                      --          (1,183)
Dividends paid, net                                                           (126)           (164)
Net directors deferred compensation                                             23              --
                                                                       -----------     -----------
         Net cash provided by (used in) financing activities                (1,370)          3,074
                                                                       -----------     -----------

Net increase in cash and cash equivalents                                   12,516          13,939
Cash and cash equivalents at beginning of year                              11,222           7,564
                                                                       -----------     -----------
Cash and cash equivalents at end of period                             $    23,738     $    21,503
                                                                       ===========     ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                        $     2,919     $     3,299
       Income taxes                                                    $       546     $       360



     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (collectively referred to as "the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2003. For interim reporting purposes, the Company follows the same significant accounting policies.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2)  LOANS

     Loans, excluding loans held for sale, as of June 30, 2003 and March 31, 2003 are summarized below (in thousands):

                                                           June 30,        March 31,
                                                             2003            2003
                                                        -----------     ------------
 Real estate loans:
    Residential real estate                             $   211,248     $   236,649
    Commercial real estate                                  115,849         107,140
    Construction                                             30,315          30,294
    Second mortgage and home equity lines of credit           9,420           9,128
                                                        -----------     -----------
         Total real estate loans                            366,832         383,211
                                                        -----------     -----------
 Commercial loans                                             4,840           5,319
 Consumer loans                                               1,206           1,287
                                                        -----------     -----------
          Total loans                                       372,878         389,817
  Less:  allowance for loan losses                           (3,354)         (3,284)
                                                        -----------     -----------
          Total loans, net                              $   369,524     $   386,533
                                                        ===========     ===========


 There were no non-accrual loans at June 30, 2003 and March 31, 2003.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

(3)  DEPOSITS

     Deposits at June 30, 2003 and March 31, 2003 are summarized as follows (in thousands):

                                                   June 30,         March 31,
                                                     2003             2003
                                                 ------------     -------------
Demand deposit accounts                          $    32,432      $    31,523
NOW accounts                                          38,406           38,047
Passbook and other savings accounts                   72,126           71,629
Money market deposit accounts                         41,628           42,687
                                                 -----------      -----------
         Total non certificate accounts              184,592          183,886
                                                 -----------      -----------
Term deposit certificates
      Certificates of $100 and above                  25,965           26,259
      Certificates less than $100                     76,298           77,814
                                                 -----------      -----------
         Total term deposit certificates             102,263          104,073
                                                 -----------      -----------
         Total deposits                          $   286,855      $   287,959
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

     The Company's other comprehensive income and related tax effect for the three months ended June 30, 2003 and 2002 are as follows (in thousands):

                                                                     For the Three Months Ended
                                                                            June 30, 2003
                                                              ------------------------------------
                                                              Before-
                                                               Tax         Tax(Benefit)  After-Tax
                                                              Amount         Expense      Amount
                                                              -------      -----------   ---------
Unrealized gains on securities:
  Unrealized net holding gains arising during period          $ 1,623      $   621        $ 1,002
   Less: reclassification adjustment for net
            losses included in net income                           5            2              3
                                                              -------      -------        -------
   Other comprehensive income                                 $ 1,628      $   623        $ 1,005
                                                              =======      =======        =======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

(4)  REPORTING COMPREHENSIVE INCOME (CONTINUED)

                                                                   For the Three Months Ended
                                                                           June 30, 2002
                                                             ------------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)  After-Tax
                                                              Amount          Expense     Amount
                                                             ---------   ------------  ----------
Unrealized gains on securities:
  Unrealized net holding gains arising during period          $   497      $   156        $   341
   Less: reclassification adjustment for net
            gains included in net income                          (11)          (3)            (8)
                                                              -------      -------        -------
   Other comprehensive income                                 $   486      $   153        $   333
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

     Central Co-operative Bank (the Bank) has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff seeks damages of $165,000 plus statutory interest of approximately $175,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. While the Bank believes that it has meritorious defenses to all such claims and intends to vigorously defend against them, a settlement offer has been made to the plaintiff's counsel, however, no response has been received.

     The Company and certain present and former directors had been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital and Seidman had challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Shareholder Rights Agreement ("Rights Plan"). On August 4, 2003, the Company and the directors, former directors and affiliated entities that were parties to the litigation entered into an Agreement (the "Agreement") with PL Capital, LLC and its affiliated persons and entities, pursuant to which all the parties settled all of the pending litigation between them and filed with the appropriate courts the filings necessary for the litigation to be dismissed.

STATE INCOME TAXES

     During 2002, the Massachusetts Department of Revenue ("DOR") issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that have formed a real estate investment trust
(REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts.

     The Governor of Massachusetts signed legislation on March 5, 2003, which expressly disallows deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, this law applies retroactively to tax years ending on or after December 31, 1999. In the fourth quarter of fiscal 2003, the Company provided additional state taxes, including interest, net of the related federal tax benefit, of $835,000.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

(5)  CONTINGENCIES (CONTINUED)

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provides that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 are subject to state taxation. Interest on such additional taxes is also to be assessed. Payment of such taxes and interest totaling $431,000 was made in June 2003. As a result of this settlement, the Bank recognized a recovery of $374,000 in income taxes, which increased net income by the same amount in the first quarter of fiscal 2004.

(6)  SUBSEQUENT EVENTS

     On July 9, 2003, the Board of Directors voted the payment of a quarterly cash dividend of $.12 per share. The dividend is payable on August 15, 2003 to stockholders of record on August 1, 2003.

     As more fully disclosed in Note 5, the Company entered into the Agreement on August 4, 2003 with PL Capital. The litigation between the parties was dismissed as part of the Agreement and a payment of $400,000, which was reimbursed by insurance, was made to PL Capital.

(7)  RECENT ACCOUNTING PRONOUNCEMENT

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND MARCH 31, 2003

     Total assets increased by $849,000 from $477.2 million at March 31, 2003 to $478.1 million at June 30, 2003. During the quarter ended June 30, 2003, loans (excluding loans held for sale) decreased by $16.9 million consisting primarily of a $25.4 million decrease in residential mortgage loans, partially offset by an $8.7 million increase in commercial real estate loans. During the current quarter, interest rates for residential mortgages reached a 45-year low resulting in significant refinancing activity. Management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. This decision resulted in the aforementioned decrease in residential mortgage loans and a $12.5 million increase in cash and cash equivalents during the quarter ended June 30, 2003.

     The Company experienced modest growth of $706,000 in core deposits in the current quarter, which was more than offset by a $1.8 million decrease in term deposits resulting in a decrease in total deposits of $1.1 million. While deposits flows can vary significantly on a daily basis, the Company has experienced a generally flat level of total deposits during the past two quarters with a declining level of term deposits. Management sets its term deposit rates to be competitive in its market area, however, the desirability of term deposits has been adversely affected during this period of low interest rates.

     The increase in stockholders' equity of $2.3 million to $41.8 million at June 30, 2003 resulted primarily from net income of $1.3 million and other comprehensive income of $1.0 million.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

     Net income increased by $261,000 to $1.3 million for the quarter ended June 30, 2003, compared to the same quarter in the prior year. Included in net income in the current quarter was a recovery of income taxes of $374,000 resulting from the settlement of the REIT tax dispute among Massachusetts banks and the Massachusetts Department of Revenue (DOR). Exclusive of this item, net income for the quarter ended June 30, 2003 decreased $113,000, or 11.0%, compared to the corresponding quarter in the prior year. This decline was primarily attributable to the reduction in net interest income and margin in the current quarter due to management's decision to sell its current originations of fixed-rate residential mortgage loans as previously discussed. The Company's effective tax rate, exclusive of the tax recovery of $374,000, was 37.8% in the current quarter compared to 36.3% in the prior year quarter due to the elimination of the use of the dividends received deduction for state tax purposes on dividends received by the Bank from its REIT subsidiary.

Interest Income. Interest income for the quarter ended June 30, 2003 was $7.0 million compared to $7.6 million in the prior year quarter. This decrease occurred due to the steady decline in interest rates experienced over the past year, which has caused an unprecedented level of loan refinancing and loan modification activity. As a result, the yield on interest-earning assets decreased from 6.62% in the quarter ended June 30, 2002 to 6.07% in the current quarter. This decrease was partially offset by an increase in average interest-earning assets of $6.1 million in the current year period.

Interest Expense. Interest expense for the quarter ended June 30, 2003 was $2.9 million compared to $3.3 million for the quarter ended June 30, 2002, a decrease of $369,000, or 11.2%. This decrease resulted from a 39 basis points decrease in the cost of funds from 3.31% in the quarter ended June 30, 2002 to 2.92% in the quarter ended June 30, 2003. This decrease was partially offset by an increase in average interest-bearing liabilities of $2.1 million in the current year period.

     The decrease in the cost of funds in the first quarter of fiscal 2004 reflected the impact of the series of rate decreases initiated by the Federal Reserve Board beginning in January 2001, the repricing of certificates of deposits during the past year and a shift in deposits from higher cost certificates of deposits which represented 41.7% of deposits at the beginning of the first quarter of the prior year compared to 36.1% at the beginning of the first quarter of the current year.

Provisions for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly in order to maintain the adequacy of the allowance.

     During the current quarter, the Company provided $50,000 for loan losses. While the Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the current quarter. No provision was recorded in the corresponding quarter of the prior year.

Non-interest Income. Total non-interest income was $414,000 for the quarter ended June 30, 2003 compared to $223,000 in the same period of 2002. The primary reason for the $191,000 increase in the current year was the gain on sales of loans which amounted to $141,000. During the second half of fiscal 2003, the Company commenced its mortgage banking initiative. During the current quarter, $6.6 million in fixed-rate residential mortgage loans were sold on a servicing released basis. At June 30, 2003, loans held for sale amounted to $5.1 million. Based on the balance of loans held for sale and loan commitments at June 30, 2003, management anticipates that the volume of loan sales will increase in the upcoming quarter. With the recent increase in mortgage rates, loan refinancing activity has declined, which could result in a decrease in the volume of loan sales during the second half of the Company's fiscal year.

     The Company also experienced increases in deposit service charges ($32,000) and brokerage income on the sale of non-deposit products ($27,000) due to increases in the volume of activity.

Non-interest Expenses. Non-interest expenses increased $112,000, or 3.9%, during the quarter ended June 30, 2003 as compared to the same quarter in 2002 due principally to increases in salaries and employee benefits ($162,000) and advertising ($54,000), partially offset by a decrease of $119,000 in professional fees.

     The increase in salaries and employee benefits of $162,000, or 9.9%, during the quarter ended June 30, 2003, was due to overall salary increases averaging 4%, increases in staffing in the lending area, as well as increases in pension and health care costs.

     Professional fees decreased $119,000 during the current quarter due to the recognition of a partial reimbursement of legal defense costs from the Company's insurance carrier of $1.9 million. The legal defense costs were incurred in connection with shareholder litigation, which was settled in August 2003. Management is continuing to work with its insurance carrier to ensure that the Company receives full reimbursement of all legal fees to which it is entitled. No estimate of any additional insurance reimbursement is available.

Income Taxes. The effective tax rates for the quarters ended June 30, 2003 and 2002 were 12.4% and 36.3%, respectively. As previously noted, the Company recovered $374,000 in taxes during the current quarter as a result of the settlement of the REIT tax dispute with the DOR. Exclusive of this item, the effective tax rate for the quarter ended June 30, 2003 was 37.8%. This increase from the prior year is entirely due to the change in state tax law eliminating the use of the dividends received deduction on dividends received by a bank from its REIT subsidiary. The Company's effective tax rate is expected to be higher throughout the current year as compared to fiscal 2003 as a result of this change in state tax law.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are short-term investments, loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank (FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.
S. Government and agencies securities and funds on deposit at the FHLB of Boston. At June 30, 2003, the Bank had approximately $11.5 million in unused borrowing capacity at the FHLB of Boston. The Bank is currently in the process of pledging additional real estate secured loans in order to increase its qualified collateral at the FHLB of Boston.

     At June 30, 2003, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $58.0 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at June 30, 2003 were as follows:

                                                 Company            Bank
                                                 -------           ------

 Tier 1 Capital (to average assets)                7.92%             7.08%
 Tier 1 Capital (to risk-weighted assets)         11.47             10.30
 Total Capital (to risk-weighted assets)          12.50             11.33

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

     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 50/100 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                   June 30,         March 31,
                                                     2003             2003
                                                   --------         ---------

   300 basis point increase in rates.........         (4.9)%         (7.6)%

   50 basis point decrease in rates
   (June 30 only)..............................       (5.2)

   100 basis point decrease in rates
   (March 31 only)..........................                         (2.0)%

     For each one percentage point change in net interest income in the June 2003 projections, the effect on net income would be $100,400 assuming a 38% tax rate.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     In addition, there have been no changes in the Company's internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company and certain present and former directors had been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital and Seidman had challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Shareholder Rights Agreement. On August 4, 2003, the Company and the directors, former directors and affiliated entities that were parties to the litigation entered into an Agreement with PL Capital, LLC and its affiliated persons and entities, pursuant to which all the parties settled all of the pending litigation between them and filed with the appropriate courts the filings necessary for the litigation to be dismissed.

Item 2.  Changes in Securities and Use of Proceeds

                  Not Applicable

Item 3.  Defaults upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                 (a)  Exhibits

                      3.2    Bylaws of Central Bancorp, Inc.

                      31.1   Rule 13a-14(a) Certification of Chief Executive
                              Officer

                      31.2   Rule 13a-14(a) Certification of Chief Financial
                              Officer

                      32     Section 1350 Certification

                  (b) Reports on Form 8-K

                  Date of Report  Item(s) Reported  Financial Statements Filed
                  --------------  ----------------  --------------------------

                  May 2, 2003           7, 12                N/A
                  May 12, 2003          5, 7                 N/A
                  May 23, 2003          5, 7                 N/A
                  June 24, 2003         5, 7                 N/A

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CENTRAL BANCORP, INC.
                                       ---------------------
                                         Registrant




August 14, 2003                        /s/John D. Doherty
---------------                        ------------------------------------
 Date                                  John D. Doherty
                                       Chairman, President and Chief Executive
                                        Officer




August 14, 2003                        /s/Michael K. Devlin
---------------                        -------------------------------------
 Date                                  Michael K. Devlin
                                       Senior Vice President, Treasurer
                                        and Chief Financial Officer