Form 10-Q
period 2003-09-30
CENTRAL BANCORP INC /MA/
filed 2003-11-14
CIK 1076394

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarter ended September 30, 2003
                              ------------------

                         Commission File Number: 0-25251
                                                 -------

                              CENTRAL BANCORP, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)

                                  MASSACHUSETTS
         -------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                  I.R.S. Employer Identification No. 04-3447594

              399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS 02144
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (617) 628-4000
                          -----------------------------
                          Registrant's Telephone Number

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

        Common Stock, $1.00 par value                  1,664,957
        -----------------------------       --------------------------------
                   Class                    Outstanding at November 13, 2003

                              CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition
                   at September 30, 2003 and March 31, 2003              1

                  Consolidated Statements of Income for the three
                   and six months ended September 30, 2003 and 2002      2

                  Consolidated Statements of Changes in Stockholders'
                   Equity for the six months ended September 30,
                   2003 and 2002                                         3

                  Consolidated Statements of Cash Flows for the
                   six months ended September 30, 2003 and 2002          4

                  Notes to Unaudited Consolidated Financial Statements   5

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  10

                  Liquidity and Capital Resources                       13

         Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                          14

         Item 4.  Controls and Procedures                               15

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                     16

         Item 2.  Changes in Securities and Use of Proceeds             16

         Item 3.  Defaults upon Senior Securities                       16

         Item 4.  Submission of Matters to a Vote of Security Holders   16

         Item 5.  Other Information                                     16

         Item 6.  Exhibits and Reports on Form 8-K                      16

SIGNATURES AND CERTIFICATIONS

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                  September 30,              March 31,
 (Dollars in Thousands)                                                                  2003                  2003
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                           $     5,525           $     5,996
Short-term investments                                                                 46,753                 5,226
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         52,278                11,222
                                                                                  -----------           -----------

Investment securities available for sale (amortized cost of $55,106
     at September 30, 2003 and $59,500 at March 31, 2003)                              58,278                61,111
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  68,154                70,987
                                                                                  -----------           -----------
Loans held for sale                                                                     4,152                   647

Loans (Note 2)                                                                        349,974               389,817
Less allowance for loan losses                                                          3,389                 3,284
                                                                                  -----------           -----------
     Net loans                                                                        346,585               386,533
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,043                 2,380
Banking premises and equipment, net                                                     2,011                 1,869
Deferred tax asset, net                                                                   214                   719
Goodwill, net (Note 1)                                                                  2,232                 2,232
Other assets                                                                              713                   619
                                                                                  -----------           -----------
    Total assets                                                                  $   478,382           $   477,208
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                               $   284,515           $   287,959
  Federal Home Loan Bank advances                                                     144,400               144,400
  Short-term borrowings                                                                    27                   176
  Advance payments by borrowers for taxes and insurance                                 1,073                   999
  Accrued expenses and other liabilities                                                5,831                 4,231
                                                                                  -----------           -----------
    Total liabilities                                                                 435,846               437,765
                                                                                  -----------           -----------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                                             --                    --
    Common stock $1.00 par value; authorized 15,000,000 shares;
    2,028,427 shares issued at September 30, 2003 and
    2,027,727 shares issued at March 31, 2003                                           2,028                 2,028
  Additional paid-in capital                                                           12,816                12,751
  Retained income                                                                      36,408                34,601
  Treasury stock (365,294 shares at September 30, 2003 and
      at March 31, 2003), at cost                                                      (7,266)               (7,249)
  Accumulated other comprehensive income (loss) (Note 4)                                2,060                 1,002
  Unearned compensation - ESOP                                                         (3,510)               (3,690)
                                                                                  -----------           -----------
    Total stockholders' equity                                                         42,536                39,443
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   478,382           $   477,208
                                                                                  ===========           ===========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   Three Months Ended                 Six Months Ended
                                                                       September 30,                     September 30,
                                                             -------------------------------    ------------------------------
                                                                 2003              2002             2003              2002
                                                                ------            ------           ------            ------
Interest and dividend income:
  Mortgage loans                                              $    5,793      $    6,088         $  11,814         $ 12,292
  Other loans                                                        104             147               248              293
  Short-term investments                                              75              68                93               95
  Investments                                                        844           1,147             1,684            2,328
                                                              ----------       ---------         ---------         --------
    Total interest and dividend income                             6,816           7,450            13,839           15,008
                                                              ----------       ---------         ---------         --------
Interest expense:
  Deposits                                                         1,100           1,486             2,257            2,981
  Advances from Federal Home Loan Bank of Boston                   1,775           1,848             3,531            3,631
  Short-term borrowings                                               --              --                 1               --
                                                              ----------       ---------         ---------         --------
    Total interest expense                                         2,875           3,334             5,789            6,612
                                                              ----------       ---------         ---------         --------

    Net interest and dividend income                               3,941           4,116             8,050            8,396
Provision for loan losses                                             50              --               100               --
                                                              ----------       ---------         ---------         --------
    Net interest and dividend income after
      provision for loan losses                                    3,891           4,116             7,950            8,396
                                                              ----------       ---------         ---------         --------
Non-interest income:
  Deposit service charges                                            157             133               318              262
  Net losses from sales and write-downs
      of investment securities                                      (130)           (221)             (135)            (210)
  Gain on sales of loans                                              68               1               209                1
  Other income                                                        68             145               185              228
                                                              ----------       ---------         ---------         --------
    Total non-interest income                                        163              58               577              281
                                                              ----------       ---------         ---------         --------
Non-interest expenses:
  Salaries and employee benefits                                   1,723           1,653             3,523            3,291
  Occupancy and equipment                                            270             288               540              569
  Data processing service fees                                       265             255               546              546
  Professional fees (Note 5)                                        (117)            454                13              703
  Advertising                                                        126             115               247              182
  Other expenses                                                     489             367               890              732
                                                              ----------       ---------         ---------         --------
    Total non-interest expenses                                    2,756           3,132             5,759            6,023
                                                              ----------       ---------         ---------         --------

    Income before income taxes                                     1,298           1,042             2,768            2,654
Provision for income taxes (Note 5)                                  468             374               650              959
                                                              ----------       ---------         ---------         --------
      Net income                                              $      830       $     668         $   2,118         $  1,695
                                                              ==========       =========         =========         ========

Earnings per common share - basic                             $     0.54       $    0.42         $    1.37         $   1.06
                                                              ==========       =========         =========         ========

Earnings per common share - diluted                           $     0.53       $    0.42         $    1.36         $   1.05
                                                              ==========       =========         =========         ========
Weighted average common shares outstanding - basic                 1,549           1,585             1,547            1,592

Weighted average common and equivalent shares
   outstanding - diluted                                           1,563           1,600             1,561            1,609

See accompanying notes to unaudited consolidated financial statements.


                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                                                                           Accumulated
                                                         Additional                           Other        Unearned      Total
                                               Common     Paid-In    Retained   Treasury  Comprehensive  Compensation Stockholders'
                    (In Thousands)              Stock     Capital     Income     Stock    Income (Loss)      ESOP       Equity
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2003
-----------------------------------

     Balance at March 31, 2003                $   2,028  $  12,751   $  34,601   $ (7,249)    $   1,002   $ (3,690)  $ 39,443

     Net Income                                      --         --       2,118         --            --         --      2,118
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment            --         --          --         --         1,058         --      1,058
                                                                                                                     --------
            Comprehensive income                                                                                        3,176
                                                                                                                     --------
     Proceeds from exercise of stock options         --         13          --         --            --         --         13
     Tax benefit of stock options                    --          4          --         --            --         --          4
     Director deferred compensation
         transactions                                --         52          --        (48)           --         --          4
     Dividends paid ($0.24 per share)                --         --        (311)        --            --         --       (311)
     Amortization of unearned compensation -
         ESOP                                        --         17          --         --            --        180        197
     Other Equity Transactions                       --        (21)         --         31            --         --         10
                                              ---------  ---------  ----------   --------     ---------   --------   --------

     Balance at September 30, 2003            $   2,028  $  12,816  $   36,408   $ (7,266)    $   2,060   $ (3,510)  $ 42,536
                                              =========  =========  ==========   ========     =========   ========   ========
Six Months Ended September 30, 2002
-----------------------------------

     Balance at March 31, 2002                $   2,000  $  11,934  $   33,141   $ (7,189)    $    (626)      (306)  $ 38,954

     Net Income                                      --         --       1,695         --            --         --      1,695
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment            --         --          --         --           518         --        518
                                                                                                                     --------
            Comprehensive income                                                                                        2,213
                                                                                                                     --------
     Proceeds from exercise of stock options         25        449          --         --            --         --        474
     Tax benefit of stock options                    --         55          --         --            --         --         55
     Purchase of shares by ESOP                      --         --          --         --            --     (2,123)    (2,123)
     Director deferred compensation
         transactions                                --          9          --        (15)           --         --         (6)
     Dividends paid ($0.20 per share)                --         --        (330)        --            --         --       (330)
     Amortization of unearned compensation -
         ESOP                                        --        126          --         --            --         56        182
                                              ---------  ---------  ----------   --------     ---------   --------   --------

     Balance at September 30, 2002            $   2,025  $  12,573  $   34,506   $ (7,204)    $    (108)  $ (2,373)  $ 39,419
                                              =========  =========  ==========   ========     =========   ========   ========


     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six Months Ended
                                                                                  September 30,
                                                                           --------------------------
                           (In thousands)                                  2003                 2002
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $     2,118           $     1,695
   Adjustments to reconcile net income to net cash provided
      by operating activities
         Depreciation and amortization                                         154                   157
         Amortization of premiums                                               97                   115
         Provision for loan losses                                             100                    --
         Stock-based compensation                                              127                   182
         Net losses from sales and write-downs of
             investment securities                                             135                   210
         Gain on sale of loans                                                (209)                   --
         Originations of loans held for sale                               (25,147)                   --
         Proceeds from sales of loans originated for sale                   21,851                    --
(Increase) decrease in accrued interest receivable                             337                   (96)
Increase in other assets                                                       (94)                 (276)
Increase (decrease) in advance payments by borrowers for
  taxes and insurance                                                           74                   (82)
Increase (decrease) in accrued expenses and other liabilities, net          (1,313)                 (467)
                                                                       -----------            ----------
     Net cash provided by (used in) operating activities                    (1,770)                1,438
                                                                       -----------            ----------

Cash flows from investing activities:

Net decrease in loans                                                       39,843                 1,866
Principal payments on mortgage-backed securities                             2,684                 3,142
Purchase of investment securities                                           (3,000)               (5,183)
Maturities and calls of investment securities                                4,000                 2,000
Proceeds from sales of investment securities                                   482                 4,096
Increase in due to broker                                                    3,000                    --
Purchase of banking premises and equipment                                    (296)                 (186)
                                                                       -----------            ----------
     Net cash provided by investing activities                              46,713                 5,735
                                                                       -----------            ----------

Cash flows from financing activities:

Increase (decrease) in deposits                                             (3,444)               14,541
Proceeds from advances from FHLB of Boston                                      --                24,000
Repayments on advances from FHLB of Boston                                      --               (36,300)
Proceeds from exercise of stock options                                         13                   474
Decrease in short-term borrowings                                             (149)                   --
Purchase of shares by ESOP                                                      --                (2,123)
Dividends paid, net                                                           (311)                 (330)
Net directors deferred compensation                                              4                    (6)
                                                                       -----------            ----------
     Net cash provided by (used in) financing activities                    (3,887)                  256
                                                                       -----------            ----------

Net increase in cash and cash equivalents                                   41,056                 7,429
Cash and cash equivalents at beginning of period                            11,222                 7,564
                                                                       -----------            ----------
Cash and cash equivalents at end of period                             $    52,278           $    14,993
                                                                       ===========            ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
       Interest                                                        $     5,762           $     6,612
       Income taxes                                                    $     1,146           $     1,820

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

(2)      LOANS

     Loans as of September 30, 2003 and March 31, 2003 are summarized below (in thousands):

                                                              September 30,               March 31,
                                                                   2003                       2003
                                                              -------------             ---------------
       Real estate loans:
          Residential real estate                             $   181,170               $   236,649
          Commercial real estate                                  125,434                   107,140
          Construction                                             28,545                    30,294
          Second mortgage and home equity lines of credit           9,636                     9,128
                                                              -----------               -----------
               Total real estate loans                            344,785                   383,211
       Commercial loans                                             4,152                     5,319
       Consumer loans                                               1,037                     1,287
                                                              -----------               -----------
                Total loans                                       349,974                   389,817
        Less:  allowance for loan losses                           (3,389)                   (3,284)
                                                              -----------               -----------
                Total loans, net                              $   346,585               $   386,533
                                                              ===========               ===========

    There were no non-accrual loans at September 30, 2003 and March 31, 2003.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003


(3)      DEPOSITS

     Deposits at September 30, 2003 and March 31, 2003 are summarized as follows (in thousands):


                                                              September 30,              March 31,
                                                                   2003                     2003
                                                              -------------             ------------
Demand deposit accounts                                       $    32,263               $    31,523
NOW accounts                                                       34,957                    38,047
Passbook and other savings accounts                                73,276                    71,629
Money market deposit accounts                                      42,357                    42,687
                                                              -----------               -----------
         Total non certificate accounts                           182,853                   183,886
                                                              -----------               -----------
Term deposit certificates
      Certificates of $100 and above                               26,207                    26,259
      Certificates less than $100                                  75,455                    77,814
                                                              -----------               -----------
         Total term deposit certificates                          101,662                   104,073
                                                              -----------               -----------
         Total deposits                                       $   284,515               $   287,959
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

     The Company's other comprehensive income and related tax effect is as follows (in thousands):

                                                                     For the Six Months Ended
                                                                         September 30, 2003
                                                              -------------------------------------
                                                              Before-
                                                               Tax         Tax(Benefit)  After-Tax
                                                              Amount          Expense     Amount
                                                              -------      ------------  ---------
Unrealized gains on securities:
  Unrealized holding gains arising during period              $ 1,427      $   458        $   969
   Less: reclassification adjustment for net
            losses included in net income                         135           46             89
                                                              -------      -------        -------
   Other comprehensive income                                 $ 1,562      $   504        $ 1,058
                                                              =======      =======        =======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003

(4)      REPORTING COMPREHENSIVE INCOME (CONTINUED)


                                                                    For the Six Months Ended
                                                                        September 30, 2002
                                                              ------------------------------------
                                                              Before-
                                                                Tax       Tax(Benefit)  After-Tax
                                                              Amount          Expense     Amount
                                                              -------     ------------  ---------
Unrealized gains on securities:
  Unrealized net holding gains arising during period          $   608      $   229        $   379
   Less: reclassification adjustment for net
            losses included in net income                         210           71            139
                                                              -------      -------        -------
   Other comprehensive income                                 $   818      $   300        $   518
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

     Central Co-operative Bank (the Bank) has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff seeks damages of $165,000 plus interest of approximately $175,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. The parties have reached a preliminary settlement, which is expected to be finalized by December 31, 2003. As of September 30, 2003, the Company had fully reserved for its costs under the preliminary settlement.

     The Company and certain present and former directors had been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital and Seidman had challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Shareholder Rights Agreement ("Rights Plan"). On August 4, 2003, the Company and the directors, former directors and affiliated entities that were parties to the litigation entered into an Agreement (the "Agreement") with PL Capital, LLC and its affiliated persons and entities, pursuant to which all the parties settled all of the pending litigation between them and filed with the appropriate courts the filings necessary for the litigation to be dismissed. As part of the Agreement, a payment of $400,000, which was reimbursed by insurance, was made to PL Capital.

     The Company has been working with its insurance carrier to recover its legal defense costs, including the settlement payment noted in the preceding paragraph, incurred in connection with the PL Capital and Seidman litigation. In connection therewith, the Company recognized insurance recoveries of $1,134,000 and $3,013,000 during the three and six month periods ended September 30, 2003, respectively. These recoveries have been classified with professional fees in the accompanying consolidated statements of income.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003

(5) CONTINGENCIES (CONTINUED)

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

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provides that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 are subject to state taxation. Interest on such additional taxes is also to be assessed. Payment of such taxes and interest totaling $431,000 was made in June 2003. As a result of this settlement, the Bank recognized a recovery of $374,000 in income taxes, which increased net income by the same amount in the quarter ended June 30, 2003.

(6)      SUBSEQUENT EVENTS

ESOP Loan

     On October 16, 2003, the Central Co-operative Bank Employee Stock Ownership Plan Trust (the "ESOP") refinanced the loan it had from the Company with a third party lender. The Company received proceeds of $3,505,629, of which $2,250,000 was contributed to the Bank's capital. The loan bears interest at the prevailing prime rate plus 1/2% and matures in March 2012. The loan is collateralized by the ESOP's unallocated shares of Company stock, a certificate of deposit of $1,200,000 and a pledge of the Company's stock in the Bank. In addition, the Company guarantees repayment of the loan.

Dividend

     On October 9, 2003, the Board of Directors voted the payment of a quarterly cash dividend of $.12 per share. The dividend is payable on November 14, 2003 to stockholders of record on October 31, 2003.

Investment Purchases

     In October 2003, the Company commenced a program to invest approximately $40,000,000 of funds, which were invested on an overnight basis at September 30, 2003. The purpose of this program is to increase the yield on the Bank's interest-earning assets. Management intends to invest these funds in a combination of callable government agency securities having final maturities of approximately five years and mortgage-backed securities collateralized by either 10-year fixed-rate residential mortgages or hybrid adjustable-rate mortgages ("hybrid ARMs"). The interest rate on the hybrid ARMs will initially be reset in five years and annually thereafter subject to certain limitations. As of November 13, 2003, approximately $27.9 million in investments had been purchased.

(7)      RECENT ACCOUNTING PRONOUNCEMENT

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in

                  CENTRAL BANCORP, INC. AND SUBSIDIARY NOTES TO
             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003

(7)      RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)


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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 AND MARCH 31, 2003

     Total assets increased by $1.2 million from $477.2 million at March 31, 2003 to $478.4 million at September 30, 2003. During the six months ended September 30, 2003, loans (excluding loans held for sale) decreased by $39.8 million consisting primarily of a $55.5 million decrease in residential mortgage loans, partially offset by an $18.3 million increase in commercial real estate loans. During the first half of the current year, interest rates for residential mortgages reached a 45-year low resulting in significant refinancing activity. Management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the period should be sold in the secondary market. This decision resulted in the aforementioned decrease in residential mortgage loans and a $41.5 million increase in short-term investments during the six months ended September 30, 2003.

     In October 2003, the Company commenced a program to invest approximately $40 million of funds which were invested on an overnight basis at September 30, 2003. In connection with this program, the Company has purchased a combination of callable government agency securities having final maturities in approximately five years and mortgage-backed securities collateralized by either 10-year fixed-rate residential mortgages or hybrid adjustable-rate mortgages (hybrid ARMs). The interest rate on the hybrid ARMs will initially be adjusted in five years and annually thereafter subject to certain limitations. As of November 13, 2003, approximately $27.9 million in investments had been purchased.

     The Company experienced a modest decline of $1.0 million in core deposits in the first half of the year and a $2.4 million decrease in term deposits resulting in a decrease in total deposits of $3.4 million. While deposits flows can vary significantly on a daily basis, the Company has experienced a generally flat level of total deposits during the past three quarters with a declining level of term deposits. Management sets its term deposit rates to be competitive in its market area, however, the desirability to customers of term deposits has been adversely affected during this period of low interest rates.

     Advances from the Federal Home Loan Bank of Boston (FHLB) were unchanged during the first half of the year. FHLB advances totaling $5.3 million and having a weighted average rate of 3.61% are scheduled to mature during the second half of fiscal 2004.

     The increase in stockholders' equity of $3.1 million to $42.5 million at September 30, 2003 resulted primarily from net income of $2.1 million and other comprehensive income of $1.1 million.

COMPARISON OF OPERATING  RESULTS FOR THE QUARTERS  ENDED  SEPTEMBER 30, 2003 AND
2002

     Net income increased to $830,000, or $0.53 per diluted share, for the quarter ended September 30, 2003, from $668,000, or $0.42 per diluted share for the corresponding quarter in the prior year. The current quarter's results reflect an insurance recovery of $214,000, net of the related legal fees and taxes, attributable to the dispute with certain shareholders, which was settled during the quarter. In addition, during the quarter ended September 30, 2002, the Company incurred substantial costs in connection with the contested election of directors, which reduced net income by approximately $190,000.

     Earnings during the quarter ended September 30, 2003 were adversely affected by a decrease in net interest income of $175,000, as compared to the same quarter in the prior year. The gradual reduction in interest rates in recent years had a greater relative impact on the Company's yield on earning assets in the current quarter than on the cost of funds due to limited opportunity to reduce deposit rates as well as the fixed cost of FHLB advances. As previously noted, the Company sold most of its current production of fixed-rate residential mortgages due to the historically low rates prevailing during the period and invested the related proceeds on an overnight basis. These factors lead to a reduction in the net interest margin from 3.56% in the quarter ended September 30, 2002, to 3.39% in the current quarter.

     Interest Income. Interest income for the quarter ended September 30, 2003 was $6.8 million, a decrease of $634,000, or 8.5%, compared to the same quarter in the prior year. This decrease was due primarily to a decline in the yield on interest-earning assets from 6.45% in the second quarter of the prior year to 5.88% in the current quarter. Average interest-earning assets increased by $3.0 million to $465.0 million during the quarter ended September 30, 2003 from $462.0 million for the quarter ended September 30, 2002.

     Interest Expense. Interest expense for the quarter ended September 30, 2003 was $2.9 million compared to $3.3 million for the quarter ended September 30, 2002, a decrease of $459,000, or 13.8%. This decrease resulted from a 45 basis points decrease in the cost of funds from 3.33% in the quarter ended September 30, 2002 to 2.88%
in the quarter ended September 30, 2003. Average interest-bearing liabilities decreased $1.2 million between periods.

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

Non-interest Income. Exclusive of securities transactions, non-interest income was $293,000 for the quarter ended September 30, 2003 compared to $279,000 in the same period of 2002. The primary reason for the current year increase was gains on the sale of loans as the Company commenced its mortgage banking activities in the second half of fiscal 2003.

     Net losses from sales and write-downs of investment securities were $130,000 for the quarter ended September 30, 2003 compared to $221,000 in the prior year period. The Company recorded write-downs of $130,000 and $220,000 in certain equity securities which had experienced a decline in fair value judged to be other than temporary during the quarters ended September 30, 2003 and 2002, respectively.

Non-interest Expenses. Non-interest expenses decreased $376,000 during the quarter ended September 30, 2003, as compared to the same quarter in 2002. Exclusive of the impact of litigation and legal fees, net of the related insurance recovery, non-interest expenses decreased $56,000, or 1.8%, due principally to additional costs of approximately $275,000 (primarily professional fees) incurred in connection with the contested election of directors at the 2002 Annual Meeting of Stockholders, partially offset by an increase in salaries and employee benefits of $70,000, and an increase in directors fees of $59,000.

     The increase in salaries and employee benefits of $70,000, or 4.2%, during the quarter ended September 30, 2003, was due to overall salary increases averaging 4.0% and increases in staffing to support higher mortgage loan originations, partially offset by a reduction in incentive compensation.

Income Taxes. The effective tax rates for the quarters ended September 30, 2003 and 2002 were 36.1% and 35.9%, respectively. These rates vary from the statutory income tax rate for banks of approximately 40.9% due to the Company's use of both a securities corporation and a REIT subsidiary (in fiscal 2003) for state tax purposes.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     For the six months ended September 30, 2003, net income increased 25.0% to $2.1 million, or $1.36 per diluted share, compared to $1.7 million, or $1.05 per diluted share, in the year earlier period. Exclusive of the favorable impact of $374,000, after-taxes, resulting from the settlement of the Company's REIT-related tax liability with the Massachusetts Department of Revenue and the favorable impact of a net insurance recovery associated with certain shareholder litigation, which increased net income by $276,000 in the first half of the current year, net income declined $227,000 compared to the year earlier period. This change was largely the result of a $346,000 decrease in net interest income between periods attributable to the factors previously disclosed herein.

Interest Income. Interest income for the six months ended September 30, 2003 was $13.8 million, or $1.2 million less than the amount earned in the same period in the prior year due to a decrease in the yield on interest-earning assets from 6.54% in the first six months of the prior year to 5.97% in the same period of the current year. Average interest-earning assets increased by $4.7 million, or 1.0%, to $464.0 million during the six months ended September 30, 2003, from $459.3 million for the six months ended September 30, 2002.

Interest Expense. Interest expense for the six months ended September 30, 2003 was $5.8 million compared to $6.6 million for the six months ended September 30, 2002, a decrease of $823,000, or 12.4%. This decrease resulted from a 41 basis points decrease in the cost of funds from 3.31% in the six months ended September 30, 2002 to 2.90% in the six months ended September 30, 2003. Average interest-bearing liabilities were essentially unchanged between the periods.

     The decrease in the cost of funds during the first half of the current year was entirely due to a reduction in the cost of deposits from 2.46% during the prior year period to 1.76% during the six months ended September 30, 2003. The cost of FHLB advances, the Company's other primary interest-bearing liability, increased during the first half of the current year to 4.87% from 4.60% in the comparable prior year period. As FHLB advances can not be prepaid without a substantial penalty, these longer-term, fixed-rate borrowings have been a significant factor in the compression of the Company's net interest margin during the most recent period of declining rates.

Provision for Loan Losses. During the first half of the current year, the Company provided $100,000 for loan losses. While the Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the current quarter. No provision was recorded in the corresponding period of the prior year.

Non-interest Income. Exclusive of securities transactions, non-interest income was $712,000 for the six months ended September 30, 2003 compared to $491,000 in the prior year period. The primary reason for the $221,000 increase in the current year was gains on the sale of loans as the Company commenced its mortgage banking activities in the second half of fiscal 2003.

     Net losses from sales and write-downs of investment securities were $135,000 for the six months ended September 30, 2003 compared to $210,000 in the comparable prior year period. During the six months ended September 30, 2003 and 2002, the Company recorded write-downs of $130,000 and $440,000, respectively, in certain equity securities which had experienced a decline in fair value judged to be other than temporary.

Non-interest Expenses. Non-interest expenses decreased $264,000 during the six months ended September 30, 2003, as compared to the corresponding period in the prior year. Exclusive of the impact of litigation and legal fees, net of the related insurance recovery, non-interest expenses increased $150,000, or 2.5%, due principally to increases in salaries and employee benefits of $232,000, increased advertising costs of $65,000 and an increase in directors fees of $73,000. These increases were partially offset by the additional professional fees incurred in connection with the contested election of directors at the 2002 Annual Meeting of Stockholders.

     The increase in salaries and employee benefits of $232,000, or 7.0%, during the six months ended September 30, 2003, was due to overall salary increases averaging 4.0%, increases in staffing to support higher mortgage loan originations, as well as increases in health insurance and pension expense. These increases were partially offset by a reduction in incentive compensation.

Income Taxes. The effective tax rates for the six months ended September 30, 2003 and 2002 were 23.5% and 36.1%, respectively. As previously noted, the Company recovered $374,000 in taxes during the first half of the current year as a result of the settlement of the REIT tax dispute with the Massachusetts Department of Revenue. Exclusive of this item, the effective tax rate for the six months ended September 30, 2003 was 37.0%. This increase from the prior year is entirely due to the change in state tax law eliminating the use of the dividends received deduction on dividends received by a bank from its REIT subsidiary. The Company's effective tax rate is expected to be slightly higher throughout the current year as compared to fiscal 2003 as a result of this change in state tax law.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank
(FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and as such is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.
S. Government and agencies securities and funds on deposit at the FHLB of Boston. At September 30, 2003, the Bank had approximately $12.6 million in unused borrowing capacity at the FHLB of Boston.

     During the quarter ended September 30, 2003, the Company formed a new securities corporation subsidiary. This new entity was formed to own only assets that are qualified for collateral purposes by the FHLB and is being utilized in connection with the $40 million reinvestment program disclosed elsewhere herein. The Company is working with the FHLB to properly pledge these assets as collateral in order to enhance its liquidity position.

     At September 30, 2003, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $51.6 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at September 30, 2003 were as follows:

                                                                       Company          Bank
                                                                       -------          -----
                  Total Capital (to risk-weighted assets)                12.95%         11.75%

                  Tier 1 Capital (to risk-weighted assets)               11.90          10.70

                  Tier 1 Capital (to average assets)                      8.06           7.24

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

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                                September 30,              March 31,
                                                                     2003                     2003
                                                                -------------              ---------
                  300 basis point increase in rates.........          (3.4)%                  (7.6)%

                  50 basis point decrease in rates
                  (September 30 only).......................          (1.8)

                  100 basis point decrease in rates
                  (March 31 only)...........................                                  (2.0)

     For each one percentage point change in net interest income in the September 2003 projections, the effect on net income would be $99,000 assuming a 37% tax rate.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company from time to time is involved as plaintiff or defendant in various legal actions incidental to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

     The Bank has been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it is alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff seeks damages of $165,000 plus interest of approximately $175,000 and has applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. The parties have reached a preliminary settlement, which is expected to be finalized by December 31, 2003.

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 30, 2003, the Registrant convened its Annual Meeting of Stockholders. The only item submitted to a vote of stockholders was the election of three directors. Joseph R. Doherty, Richard J. Lashley and Edward F. Sweeney, Jr. were elected directors and the terms of office of the following directors continued after the meeting: John D. Doherty, Gregory W. Boulos, Richard J. Fates, Paul E. Bulman, Albert J. Mercuri, Jr., John J. Morrissey and James F. Linnehan. The following is a record of the voting in the election of directors:

              ELECTION OF DIRECTORS                                     FOR                       WITHHELD
                Joseph D. Doherty                                    1,325,578                     136,777
                Richard J. Lashley                                   1,419,466                      42,889
                Edward F. Sweeney, Jr.                               1,327,169                     135,186

         There were no abstentions or broker non-votes.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
                  31.1  Rule 13a-14(a) Certification of Chief Executive Officer
                  31.2  Rule 13a-14(a) Certification of Chief Financial Officer
                  32    Section 1350 Certifications

         (b)      Reports on Form 8-K
                  -------------------

                  The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

                       DATE OF REPORT                    ITEM(S) REPORTED       FINANCIAL STATEMENT FILED
                       --------------                    ----------------       -------------------------
                       July 25, 2003                          5, 7                      N/A
                       August 4, 2003                         7, 12                     N/A
                       August 4, 2003                         5, 7                      N/A

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTRAL BANCORP, INC.
                                    ---------------------
                                    Registrant




November 13, 2003                   /s/ John D. Doherty
----------------                    -----------------------------------------
Date                                John D. Doherty
                                    President and Chief Executive Officer



November 13, 2003                   /s/ Michael K. Devlin
----------------                    -----------------------------------------
Date                                Michael K. Devlin
                                    Senior Vice President, Treasurer
                                     and Chief Financial Officer