Form 10-Q
period 2003-12-31
CENTRAL BANCORP INC /MA/
filed 2004-02-17
CIK 1076394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

                         Commission file number: 0-25251
                                                 -------


                              CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                                 04-3447594
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

399 HIGHLAND AVENUE
SOMERVILLE, MASSACHUSETTS                                      02144
-------------------------------             ------------------------------------
   (Address of Principal                                (Zip Code)
    Executive Offices)

                                 (617) 628-4000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes     X       No
                                           ---------      ---------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                        Yes             No    X
                                           ---------      ---------


     Common Stock, $1.00 par value                           1,664,957
     -----------------------------            --------------------------------
                Class                         Outstanding at February 13, 2004

                              CENTRAL BANCORP, INC.

                                Table of Contents

Part I.  Financial Information                                                                Page No.
                                                                                              --------
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at December 31, 2003 and        1
                  March 31, 2003

                  Consolidated Statements of Income for the three and nine months ended          2
                  December 31, 2003 and 2002

                  Consolidated Statements of Changes in Stockholders' Equity for the nine        3
                  months ended December 31, 2003 and 2002

                  Consolidated Statements of Cash Flows for the nine months ended                4
                  December 31, 2003 and 2002

                  Notes to Unaudited Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results        9
                  of Operations

                  Liquidity and Capital Resources                                                14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     14

         Item 4.  Controls and Procedures                                                        15

Part II.  Other Information

         Item 1.  Legal Proceedings                                                              16

         Item 2.  Changes in Securities and Use of Proceeds                                      16

         Item 3.  Defaults upon Senior Securities                                                16

         Item 4.  Submission of Matters to a Vote of Security Holders                            16

         Item 5.  Other Information                                                              16

         Item 6.  Exhibits and Reports on Form 8-K                                               16

Signatures and Certifications

Part I.   Financial Information

Item 1. Financial Statements
                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                      December 31,  March 31,
(Dollars in Thousands)                                                   2003          2003
                                                                      ----------------------
ASSETS
Cash and due from banks                                               $   9,523    $   5,996
Short-term investments                                                    7,022        5,226
                                                                      ---------    ---------
     Cash and cash equivalents                                           16,545       11,222
                                                                      ---------    ---------

Certificate of Deposit (Note 6)                                           1,200           --
Investment securities available for sale (amortized cost of $84,467
     at December 31, 2003 and $59,500 at March 31, 2003)                 87,719       61,111
Stock in Federal Home Loan Bank of Boston, at cost                        8,300        8,300
The Co-operative Central Bank Reserve Fund                                1,576        1,576
                                                                      ---------    ---------
    Total investments                                                    97,595       70,987
                                                                      ---------    ---------
Loans held for sale                                                         306          647

Loans (Note 2)                                                          358,684      389,817
Less allowance for loan losses                                            3,473        3,284
                                                                      ---------    ---------
     Net loans                                                          355,211      386,533
                                                                      ---------    ---------
Accrued interest receivable                                               2,277        2,380
Banking premises and equipment, net                                       2,032        1,869
Deferred tax asset, net                                                     164          719
Goodwill                                                                  2,232        2,232
Other assets                                                                615          619
                                                                      ---------    ---------
    Total assets                                                      $ 478,177    $ 477,208
                                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                   $ 287,095    $ 287,959
  Federal Home Loan Bank advances                                       141,100      144,400
  Other borrowings (Note 6)                                               3,962          176
  Advance payments by borrowers for taxes and insurance                   1,210          999
  Accrued expenses and other liabilities (Note 5)                         1,719        4,231
                                                                      ---------    ---------
    Total liabilities                                                   435,086      437,765
                                                                      ---------    ---------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
    none issued or outstanding                                               --           --
    Common stock $1.00 par value; authorized 15,000,000 shares;
    2,030,251 shares issued at December 31, 2003 and
    2,027,727 shares issued at March 31, 2003                             2,030        2,028
  Additional paid-in capital                                             12,895       12,751
  Retained income                                                        36,798       34,601
  Treasury stock (365,294 shares at December 31, 2003 and
     at March 31, 2003), at cost                                         (7,305)      (7,249)
  Accumulated other comprehensive income                                  2,090        1,002
  Unearned compensation - ESOP                                           (3,417)      (3,690)
                                                                      ---------    ---------
    Total stockholders' equity                                           43,091       39,443
                                                                      ---------    ---------
    Total liabilities and stockholders' equity                        $ 478,177    $ 477,208
                                                                      =========    =========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended     Nine Months Ended
                                                         December 31,          December 31,
                                                     -------------------   --------------------
                                                       2003       2002       2003        2002
                                                     --------   --------   --------    --------
Interest and dividend income:
  Mortgage loans                                     $  5,414   $  6,220   $ 17,228    $ 18,512
  Other loans                                              90        145        338         438
  Short-term investments                                   75         23        168         118
  Investments                                             997      1,212      2,681       3,540
                                                     --------   --------   --------    --------
    Total interest and dividend income                  6,576      7,600     20,415      22,608
                                                     --------   --------   --------    --------
Interest expense:
  Deposits                                              1,075      1,385      3,332       4,366
  Advances from Federal Home Loan Bank of Boston        1,768      1,863      5,299       5,494
  Other borrowings                                         40         --         41          --
                                                     --------   --------   --------    --------
    Total interest expense                              2,883      3,248      8,672       9,860
                                                     --------   --------   --------    --------

    Net interest and dividend income                    3,693      4,352     11,743      12,748
Provision for loan losses                                  50         --        150          --
                                                     --------   --------   --------    --------
    Net interest and dividend income after
      provision for loan losses                         3,643      4,352     11,593      12,748
                                                     --------   --------   --------    --------
Non-interest income:
  Deposit service charges                                 147        151        465         413
  Net gains (losses) from sales and write-downs
      of investment securities                             --         14       (135)       (196)
  Gain on sales of loans                                   54         27        263          28
  Other income                                            106        114        291         342
                                                     --------   --------   --------    --------
    Total non-interest income                             307        306        884         587
                                                     --------   --------   --------    --------
Non-interest expenses:
  Salaries and employee benefits                        1,816      1,759      5,314       5,050
  Occupancy and equipment                                 286        265        826         834
  Data processing service fees                            264        268        810         814
  Professional fees (Note 5)                               95        438        108       1,141
  Advertising                                             157         94        404         276
  Other expenses                                          399        376      1,314       1,108
                                                     --------   --------   --------    --------
    Total non-interest expenses                         3,017      3,200      8,776       9,223
                                                     --------   --------   --------    --------

    Income before income taxes                            933      1,458      3,701       4,112
Provision for income taxes (Note 5)                       358        548      1,008       1,507
                                                     --------   --------   --------    --------
      Net income                                     $    575   $    910   $  2,693    $  2,605
                                                     ========   ========   ========    ========

Earnings per common share - basic                    $   0.37   $   0.58   $   1.74    $   1.64
                                                     ========   ========   ========    ========

Earnings per common share - diluted                  $   0.37   $   0.58   $   1.72    $   1.63
                                                     ========   ========   ========    ========


Weighted average common shares outstanding - basic      1,553      1,569      1,549       1,584

Weighted average common and equivalent shares
   outstanding - diluted                                1,567      1,580      1,563       1,600

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------

                                                                Additional
                                                  Common          Paid-In       Retained       Treasury
                    (In Thousands)                 Stock          Capital        Income          Stock
----------------------------------------------------------------------------------------------------------

Nine Months Ended December 31, 2003
-----------------------------------
     Balance at March 31, 2003                   $   2,028     $    12,751   $    34,601      $   (7,249)

     Net income                                         --              --         2,693              --
     Other comprehensive income, net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --
            Comprehensive income (Note 4)
     Proceeds from exercise of stock options             2              45            --              --
     Tax benefit of stock options                       --               4            --              --
     Director deferred compensation
         transactions                                   --              64            --             (67)
     Dividends paid ($.36 per share)                    --              --          (496)             --
     Amortization of unearned compensation -
         ESOP                                           --              31            --              --
     Other equity transactions                          --              --            --              11
                                                 ---------     -----------   -----------      ----------
     Balance at December 31, 2003                $   2,030     $    12,895   $    36,798      $   (7,305)
                                                 =========      ==========    ==========       ==========
Nine Months Ended December 31, 2002
-----------------------------------

     Balance at March 31, 2002                   $   2,000     $    11,934   $    33,141      $   (7,189)

     Net income                                         --              --         2,605              --
     Other comprehensive income, net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --

            Comprehensive income (Note 4)

     Proceeds from exercise of stock options            28             488            --              --
     Tax benefit of stock options                       --              66            --              --
     Purchase of shares by ESOP                         --              --            --              --
     Director deferred compensation
         transactions                                   --              20            --             (15)
     Dividends paid ($.32 per share)                    --              --          (528)             --
     Amortization of unearned compensation -
         ESOP                                           --             189            --              --
                                                 ---------     -----------   -----------      ----------
     Balance at December 31, 2002                $   2,028     $    12,697   $    35,218      $   (7,204)
                                                 =========     ===========   ===========      ===========



---------------------------------------------------------------------------------------------
                                                    Accumulated
                                                      Other        Unearned        Total
                                                  Comprehensive  Compensation   Stockholders'
                    (In Thousands)                Income (Loss)      ESOP          Equity
---------------------------------------------------------------------------------------------

Nine Months Ended December 31, 2003
-----------------------------------
     Balance at March 31, 2003                    $     1,002   $   (3,690)   $    39,443

     Net income                                            --           --          2,693
     Other comprehensive income, net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               1,088           --          1,088
                                                                               ----------
            Comprehensive income (Note 4)                                           3,781
                                                                               ----------
     Proceeds from exercise of stock options               --           --             47
     Tax benefit of stock options                          --           --              4
     Director deferred compensation
         transactions                                      --           --             (3)
     Dividends paid ($.36 per share)                       --           --           (496)
     Amortization of unearned compensation -
         ESOP                                              --          273            304
     Other equity transactions                             --           --             11
                                                  -----------   ----------    -----------
     Balance at December 31, 2003                 $     2,090   $   (3,417)   $    43,091
                                                  ===========   ===========   ===========
Nine Months Ended December 31, 2002
-----------------------------------

     Balance at March 31, 2002                    $      (626)  $     (306)   $    38,954

     Net income                                            --           --          2,605
     Other comprehensive income, net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               1,512           --          1,512
                                                                              -----------
            Comprehensive income (Note 4)                                           4,117
                                                                              -----------
     Proceeds from exercise of stock options               --           --            516
     Tax benefit of stock options                          --           --             66
     Purchase of shares by ESOP                            --       (2,358)        (2,358)
     Director deferred compensation
         transactions                                      --           --              5
     Dividends paid ($.32 per share)                       --           --           (528)
     Amortization of unearned compensation -
         ESOP                                              --          129            318
                                                  -----------   ----------    -----------
     Balance at December 31, 2002                 $       886   $   (2,535)   $    41,090
                                                  ===========   ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                          December 31,
                                                                     ---------------------
                           (In thousands)                              2003         2002
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                           $  2,693    $  2,605
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
         Depreciation and amortization                                    234         239
         Amortization of premiums                                         115         189
         Provision for loan losses                                        150          --
         Stock-based compensation                                         233         318
         Net losses from sales and write-downs of
             investment securities                                        135         196
         Gain on sale of loans held for sale                             (263)        (28)
         Originations of loans held for sale                          (30,081)    (21,309)
         Proceeds from sale of loans originated for sale               30,685       1,843
(Increase) decrease in accrued interest receivable                        103         (44)
(Increase) decrease in other assets, net                                    4        (700)
Increase (decrease) in advance payments by borrowers for taxes
  and insurance                                                           211        (121)
Increase (decrease) in accrued expenses and other liabilities          (2,386)        142
                                                                     --------    --------
         Net cash provided by (used in) operating activities            1,833     (16,670)
                                                                     --------    --------

Cash flows from investing activities:

Net (increase) decrease in loans                                       31,133      (8,787)
Principal payments on mortgage-backed securities                        4,187       5,293
Purchase of certificate of deposit                                     (1,200)         --
Purchases of investment securities                                    (33,885)     (5,210)
Maturities and calls of investment securities                           4,000       4,000
Proceeds from sales of investment securities                              482       8,126
Purchase of banking premises and equipment                               (397)       (269)
                                                                     --------    --------
         Net cash provided by investing activities                      4,320       3,153
                                                                     --------    --------

Cash flows from financing activities:

Increase (decrease) in deposits                                          (864)     24,814
Proceeds from advances from FHLB of Boston                                 --      39,000
Repayments on advances from FHLB of Boston                             (3,300)    (47,600)
Proceeds from ESOP loan                                                 3,506          --
Repayment of ESOP loan                                                    (98)         --
Increase in short-term borrowings                                         378         457
Proceeds from exercise of stock options                                    47         516
Purchase of shares by ESOP                                                 --      (2,358)
Dividends paid                                                           (496)       (528)
Net directors deferred compensation                                        (3)          5
                                                                     --------    --------
         Net cash provided by (used in) financing activities             (830)     14,306
                                                                     --------    --------

Net increase in cash and cash equivalents                               5,323         789
Cash and cash equivalents at beginning of period                       11,222       7,564
                                                                     --------    --------
Cash and cash equivalents at end of period                           $ 16,545    $  8,353
                                                                     ========    ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest                                                      $  8,642    $  9,834
       Income taxes                                                  $  1,911    $  2,095


See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 2003

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

(2)  Loans

     Loans as of December 31, 2003 and March 31, 2003 are summarized below (in thousands):

                                                      December 31,   March 31,
                                                         2003         2003
                                                       ---------    ---------
  Real estate loans:
     Residential real estate                           $ 177,789    $ 236,649
     Commercial real estate                              142,948      107,140
     Construction                                         24,003       30,294
     Second mortgage and home equity lines of credit       9,221        9,128
                                                       ---------    ---------
          Total real estate loans                        353,961      383,211
  Commercial loans                                         3,712        5,319
  Consumer loans                                           1,011        1,287
                                                       ---------    ---------
           Total loans                                   358,684      389,817
   Less:  allowance for loan losses                       (3,473)      (3,284)
                                                       ---------    ---------
           Total loans, net                            $ 355,211    $ 386,533
                                                       =========    =========

     There were no non-accrual loans at December 31, 2003 and March 31, 2003.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements (continued)
                                December 31, 2003


(3)  Deposits

     Deposits at December 31, 2003 and March 31, 2003 are summarized as follows (in thousands):


                                         December 31,  March 31,
                                             2003       2003
                                           --------   --------

Demand deposit accounts                    $ 30,162   $ 31,523
NOW accounts                                 35,988     38,047
Passbook and other savings accounts          73,387     71,629
Money market deposit accounts                46,751     42,687
                                           --------   --------
         Total non certificate accounts     186,288    183,886
                                           --------   --------
Term deposit certificates
      Certificates of $100 and above         26,478     26,259
      Certificates less than $100            74,329     77,814
                                           --------   --------
         Total term deposit certificates    100,807    104,073
                                           --------   --------
         Total deposits                    $287,095   $287,959
                                           ========   ========


(4)  Other Comprehensive Income

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

     The Company's other comprehensive income and related tax effect is as follows (in thousands):


                                                       For the Nine Months Ended
                                                           December 31, 2003
                                                   ----------------------------------
                                                   Before-Tax     Tax       After-Tax
                                                     Amount      Effect       Amount
                                                   ----------    -------    ---------
Unrealized gains on securities:
  Unrealized holding gains arising during period     $1,506      $  507      $  999
   Less: reclassification adjustment for net
            losses included in net income               135          46          89
                                                     ------      ------      ------
   Other comprehensive income                        $1,641      $  553      $1,088
                                                     ======      ======      ======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements (continued)
                                December 31, 2003

(4)  Other Comprehensive Income (continued)

                                                         For the Nine Months Ended
                                                              December 31, 2002
                                                       ------------------------------
                                                       Before-Tax    Tax        After-Tax
                                                         Amount     Effect       Amount
                                                       ----------   -------     ---------
Unrealized gains on securities:
  Unrealized net holding gains arising during period     $2,236     $  845       $1,391
   Less: reclassification adjustment for net
            losses included in net income                   196         75          121
                                                         ------     ------       ------
   Other comprehensive income                            $2,432     $  920       $1,512
                                                         ======     ======       ======

(5)  Contingencies

Legal Proceedings

     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

     Central Co-operative Bank (the Bank) had been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it was alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff sought damages of $165,000 plus interest of approximately $175,000 and applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. In January 2004, the parties reached a settlement, which will result in a payment by the Bank, net of insurance, of $400,000. As of December 31, 2003, the Company had fully reserved for its costs under the settlement.

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

     The Company had been working with its insurance carrier to recover its legal defense costs, including the settlement payment noted in the preceding paragraph, incurred in connection with the PL Capital and Seidman litigation. In connection therewith, the Company recognized insurance recoveries of $80,000 and $3,093,000 during the three and nine month periods ended December 31, 2003, respectively. These recoveries have been classified with professional fees in the accompanying consolidated statements of income.

State Income Taxes

     During 2003, the Massachusetts Department of Revenue ("DOR") issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that have formed a real estate investment trust
(REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        Notes to Unaudited Consolidated Financial Statements (continued)
                                December 31, 2003

(5)  Contingencies (continued)

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

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions including the Company. The settlement provides that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 are subject to state taxation. Interest on such additional taxes was also assessed. Payment of such taxes and interest totaling $431,000 was made in June 2003. As a result of this settlement, the Bank recognized a recovery of $374,000 in income taxes, which increased net income by the same amount in the quarter ended June 30, 2003. In December 2003, the Bank liquidated its REIT subsidiary in a tax-free transaction.

(6)  ESOP Loan

     On October 16, 2003, the Central Co-operative Bank Employee Stock Ownership Plan Trust (the "ESOP") refinanced the loan it had from the Company with a third party lender. The Company received proceeds of $3,505,629, of which $2,250,000 was contributed to the Bank's capital. The loan bears interest at the prevailing prime rate plus 1/2% and matures in March 2012. Principal payments of $97,400 are scheduled to be made each quarter. The loan is collateralized by the ESOP's unallocated shares of Company stock, a certificate of deposit of $1,200,000 and a pledge of the Company's stock in the Bank. In addition, the Company guarantees repayment of the loan.

     In connection with this transaction, the Bank incurred costs of $109,000 which have been capitalized and are being amortized over the term of the loan.

(7)  Subsequent Event

     On January 8, 2004, the Board of Directors voted the payment of a quarterly cash dividend of $.12 per share. The dividend is payable on February 13, 2004 to stockholders of record on January 30, 2004.

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

Comparison of Financial Condition at December 31, 2003 and March 31, 2003

     Total assets increased by $1.0 million from $477.2 million at March 31, 2003 to $478.2 million at December 31, 2003. During the nine months ended December 31, 2003, loans (excluding loans held for sale) decreased by $31.1 million consisting primarily of a $58.9 million decrease in residential mortgage loans, partially offset by an $35.8 million increase in commercial real estate loans. During the first half of the current year, interest rates for residential mortgages reached a 45-year low resulting in significant refinancing activity. Management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the period should be sold in the secondary market. This decision resulted in the aforementioned decrease in residential mortgage loans and an $11.9 million increase in the average balance of short-term investments during the nine months ended December 31, 2003.

     In October 2003, the Company commenced a program to reinvest approximately $40 million of funds which were invested on an overnight basis at September 30, 2003. In connection with this program, the Company purchased $33 million in a combination of callable government agency securities having final maturities in approximately five years and mortgage-backed securities collateralized by either 10-year fixed-rate residential mortgages or hybrid adjustable-rate mortgages (hybrid ARMs). The interest rate on the hybrid ARMs will initially be adjusted in five years and annually thereafter subject to certain limitations. The remaining $7 million in this reinvestment program was used to fund a portion of the growth in the commercial real estate loan portfolio.

     The Company experienced a modest increase of $2.4 million in core deposits in the first nine months of the year and a $3.3 million decrease in term deposits resulting in a net decrease in total deposits of $864,000. While deposits flows can vary significantly on a daily basis, the Company has experienced a generally flat level of total deposits during the past year with a declining level of term deposits. Management sets its term deposit rates to be competitive in its market area, however, the desirability to customers of term deposits has been adversely affected during this period of low interest rates.

     Advances from the Federal Home Loan Bank of Boston (FHLB) were reduced by $3.3 million during the first nine months of the year. A FHLB advance totaling $2.0 million and having a rate of 3.46% matured in January 2004 and was repaid with the proceeds of a 3-year FHLB advance having a rate of 2.53%. No additional FHLB advances are scheduled to mature in fiscal 2004.

     The increase in stockholders' equity of $3.6 million to $43.1 million at December 31, 2003 resulted primarily from net income of $2.7 million and other comprehensive income of $1.1 million.

Comparison  of Operating  Results for the Quarters  Ended  December 31, 2003 and
2002

     Net income decreased to $575,000, or $0.37 per diluted share, for the quarter ended December 31, 2003, from $910,000, or $0.58 per diluted share for the corresponding quarter in the prior year. The current quarter's results reflect an insurance recovery of $53,000, net of taxes, attributable to the dispute with certain shareholders, which was settled during the previous quarter. The results for the quarter ended December 31, 2002, included legal fees attributable to shareholder litigation which reduced net income by $165,000.

     Earnings during the quarter ended December 31, 2003 were adversely affected by a decrease in net interest income of $659,000, as compared to the same quarter in the prior year. The gradual reduction in interest rates in recent years had a greater relative impact on the Company's yield on earning assets in the current quarter than on the cost of funds due to limited opportunity to reduce deposit rates as well as the fixed cost of FHLB advances. As previously noted, the Company sold most of its current production of fixed-rate residential mortgages due to the historically low rates prevailing during the period and invested the related proceeds on an overnight basis through September and in a combination of short and intermediate-term investments thereafter. These factors lead to a reduction in the net interest margin from 3.73% in the quarter ended December 31, 2002, to 3.15% in the current quarter.

Interest Income. Interest income for the quarter ended December 31, 2003 was $6.6 million, a decrease of $1.0 million, or 13.5%, compared to the same quarter in the prior year. This decrease was due primarily to a decline in the yield on interest-earning assets from 6.51% in the third quarter of the prior year to 5.60% in the current quarter. Average interest-earning assets increased by $2.7 million to $469.7 million during the quarter ended December 31, 2003 from $467.0 million for the quarter ended December 30, 2002.

     While the balance of average interest-earning assets increased only $2.7 million during the quarter ended December 31, 2003, as compared to the same quarter in the prior year, the Company experienced a significant shift in the composition of its earning assets. Overall, the average balance of loans, which generally earn interest at a higher rate and have a longer term to maturity or repricing, declined $28.9 million, while investments and short-term investments, which generally earn interest at a lower rate and have a shorter term to maturity or repricing, increased $31.5 million between periods. This shift reflected the Company's previously disclosed intent to allow its portfolio of fixed-rate residential loans to decline during the period of historically low rates which has prevailed throughout most of the past nine months.

Interest Expense. Interest expense for the quarter ended December 31, 2003 was $2.9 million compared to $3.2 million for the quarter ended December 31, 2002, a decrease of $365,000, or 11.2%. This decrease resulted from a 33 basis points decrease in the cost of funds from 3.21% in the quarter ended December 30, 2002 to 2.88% in the quarter ended December 31, 2003. Average interest-bearing liabilities decreased $4.5 million between periods.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002:

                                                                          Three Months Ended December 31,
                                               --------------------------------------------------------------------------
                                                             2003                                     2002
                                               --------------------------------       -----------------------------------
                                                Average                 Average       Average                    Average
                                                Balance   Interest       Rate         Balance       Interest       Rate
                                               --------   ---------      ----         --------      --------       ----
                                                                            (Dollars in thousands)
Interest-earning assets:
Mortgage loans                                 $349,042     $5,414        6.20%        $374,910       $6,220       6.64%
Other loans                                       4,796         90        7.51            7,807          145       7.43
Investment securities                            85,809        997        4.65           77,957        1,212       6.22
Short-term investments                           30,012         75        1.00            6,366           23       1.45
                                               --------     ------                     --------       ------
    Total interest-earning assets              $469,659      6,576        5.60         $467,040        7,600       6.51
                                                             -----                                     -----

Allowance for loan losses                        (3,435)                                 (3,284)
Noninterest-earning assets                       12,944                                  15,209
                                               --------                                --------
Total assets                                   $479,168                                $478,965
                                               ========                                ========

Interest-bearing liabilities:
Deposits                                       $254,189     $1,075        1.69         $252,557       $1,385       2.19
Advances from FHLB of Boston                    143,611      1,768        4.92          152,577        1,863       4.88
Other borrowings                                  2,945         40        5.43              107           --       1.50
                                               --------     ------                     --------       ------
Total interest-bearing liabilities             $400,745      2,883        2.88         $405,241        3,248       3.21
                                                            ------                                    ------

Noninterest-bearing liabilities                  37,487                                  36,265
                                               --------                                --------
Total liabilities                              $438,232                                $441,506
                                               --------                                --------

Stockholders' equity                             40,936                                  37,459
                                               --------                                --------
    Total liabilities and stockholders' equity $479,168                                $478,965
                                               ========                                ========

Net interest and dividend income                            $3,693                                    $4,352
                                                            ======                                    ======
Net interest spread                                                       2.72%                                    3.30%
                                                                          =====                                    =====
Net interest margin                                                       3.15%                                    3.73%
                                                                          =====                                    =====

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

Non-interest Income. Non-interest income was $307,000 for the quarter ended December 31, 2003 virtually unchanged from $306,000 in the same period of 2002. The Company experienced a decline in residential mortgage loan origination activity during each of the last two quarters and, as a result, has sold fewer loans. Loan sale gains have decreased in each of the past three quarters and are not expected to increase in the upcoming quarter.

     Non-interest Expenses. Non-interest expenses decreased $183,000 during the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002. Exclusive of the net impact of legal fees incurred in connection with shareholder litigation in fiscal 2003 and a related insurance recovery in fiscal 2004, non-interest expenses increased $147,000, or 5.0%, due principally to increases in salaries and employee benefits of $57,000 and additional advertising expense of $63,000.

     The increase in salaries and employee benefits of $57,000, or 3.2%, during the quarter ended December 31, 2003, was due to overall salary increases averaging 4.0% and increases in staffing to support higher mortgage loan originations, partially offset by a reduction in incentive compensation. The increase in advertising expense of $63,000, or 67.0%, resulted from additional promotion of residential and commercial loan products as well as a deposit promotion program.

Income Taxes. The effective tax rates for the quarters ended December 31, 2003 and 2002 were 38.4% and 37.6%, respectively. These rates vary from the statutory income tax rate for banks of approximately 40.9% due to the Company's use of both a securities corporation and a REIT subsidiary (in fiscal 2003) for state tax purposes.

Comparison of Operating Results for the Nine Months Ended December 31, 2003 and 2002

     For the nine months ended December 31, 2003, net income increased 3.4% to $2.7 million, or $1.72 per diluted share, compared to $2.6 million, or $1.63 per diluted share, in the year earlier period. Exclusive of the favorable impact of $374,000, after taxes, resulting from the settlement of the Company's REIT-related tax liability with the Massachusetts Department of Revenue and the favorable impact of a net insurance recovery associated with certain shareholder litigation, which increased net income by $329,000 in the first nine months of the current year, net income declined $780,000 compared to the year earlier period. This change was largely the result of a $1.0 million decrease in net interest income between periods attributable to the factors previously disclosed herein.

Interest Income. Interest income for the nine months ended December 31, 2003 was $20.4 million, or $2.2 million less than the amount earned in the same period in the prior year due to a decrease in the yield on interest-earning assets from 6.53% in the first nine months of the prior year to 5.84% in the same period of the current year. Average interest-earning assets increased by $3.8 million to $465.7 million during the nine months ended December 31, 2003, from $461.9 million for the nine months ended December 31, 2002.

Interest Expense. Interest expense for the nine months ended December 31, 2003 was $8.7 million compared to $9.9 million for the nine months ended December 30, 2002, a decrease of $1.2 million, or 12.0%. This decrease resulted from a 39 basis points decrease in the cost of funds from 3.28% in the nine months ended December 31, 2002 to 2.89% in the nine months ended December 31, 2003. Average interest-bearing liabilities decreased $1.2 million between periods.

     The decrease in the cost of funds during the nine months of the current year was entirely due to a reduction in the cost of deposits from 2.37% during the prior year period to 1.74% during the nine months ended December 31, 2003. The cost of FHLB advances, the Company's other primary interest-bearing liability, increased during the first nine months of the current year to 4.90% from 4.70% in the comparable prior year period. As FHLB advances can not be prepaid without a substantial penalty, these longer-term, fixed-rate borrowings have been a significant factor in the compression of the Company's net interest margin during the most recent period of declining rates.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002:

                                                                        Nine Months Ended December 31,
                                             ----------------------------------------------------------------------------
                                                              2003                                    2002
                                             ------------------------------------    ------------------------------------
                                               Average                   Average       Average                    Average
                                               Balance      Interest      Rate         Balance       Interest       Rate
                                               -------      --------      ----         -------       --------       ----
                                                                            (Dollars in thousands)
Interest-earning assets:
Mortgage loans                               $363,416      $17,228        6.32%        $363,574      $18,512       6.79%
Other loans                                     6,100          338        7.39            7,776          438       7.51
Investment securities                          74,590        2,681        4.79           80,862        3,540       5.84
Short-term investments                         21,610          168        1.04            9,665          118       1.63
                                             --------      -------                     --------      -------
    Total interest-earning assets             465,716       20,415        5.84          461,877       22,608       6.53
                                                           -------                                   -------
Allowance for loan losses                      (3,369)                                   (3,290)
Noninterest-earning assets                     13,826                                    14,641
                                             --------                                  --------
Total assets                                 $476,173                                  $473,228
                                             ========                                  ========

Interest-bearing liabilities:
Deposits                                     $254,620       $3,332        1.74         $245,294       $4,366       2.37
Advances from FHLB of Boston                  144,136        5,299        4.90          155,741        5,494       4.70
Other borrowings                                1,140           41        4.80               73           --       0.73
                                             --------      -------                     --------      -------
Interest-bearing liabilities                  399,896        8,672        2.89          401,108        9,860       3.28
                                                           -------                                   -------
Non-interest bearing liabilities               37,537                                    34,923
                                             --------                                  --------
Total liabilities                             437,433                                   436,031
                                             --------                                  --------

Stockholders' equity                           38,740                                    37,197
                                             --------                                  --------
    Total liabilities and stockholders'
        equity                               $476,173                                  $473,228
                                             ========                                  ========

Net interest and dividend income                           $11,743                                   $12,748
                                                           =======                                   =======
Net interest spread                                                       2.95%                                    3.25%
                                                                          =====                                    =====
Interest margin                                                           3.36%                                    3.68%
                                                                          =====                                    =====

Provision for Loan Losses. During the first nine months of the current year, the Company provided $150,000 for loan losses. While the Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the current quarter. No provision was recorded in the corresponding period of the prior year.

Non-interest Income. Exclusive of securities transactions, non-interest income was $1.0 million for the nine months ended December 31, 2003 compared to $783,000 in the prior year period. The primary reason for the $236,000 increase in the current year was gains on the sale of loans as the Company commenced its mortgage banking activities in the second half of fiscal 2003.

     Net losses from sales and write-downs of investment securities were $135,000 for the nine months ended December 31, 2003 compared to $196,000 in the comparable prior year period. During the nine months ended December 31, 2003 and 2002, the Company recorded write-downs of $130,000 and $688,000, respectively, in certain equity securities which had experienced a decline in fair value judged to be other than temporary. At December 31, 2003, the market value of the Company's portfolio of equity securities exceeded its adjusted cost basis by $305,000.

Non-interest Expenses. Non-interest expenses decreased $447,000 during the nine months ended December 31, 2003, as compared to the corresponding period in the prior year. Exclusive of the impact of litigation and legal fees, net of the related insurance recovery, and additional professional fees incurred in connection with the contested election of directors at the 2002 Annual Meeting of Stockholders, non-interest expenses increased $646,000, or 7.5%, due principally to increases in salaries and employee benefits of $264,000, increased advertising costs of $128,000 and an increase in other non-interest expenses of $156,000.

     The increase in salaries and employee benefits of $264,000, or 5.2%, during the nine months ended December 31, 2003, was due to overall salary increases averaging 4.0%, increases in staffing to support higher mortgage loan originations, as well as increases in health insurance and pension expense. These increases were partially offset by a reduction in incentive compensation.

     The increase in advertising expense of $128,000, or 46.4%, during the first nine months of the current year resulted from additional promotion of both residential and commercial loan products as well as a deposit promotion program during the most recent quarter. The increase in other non-interest expenses of $156,000, or 14.1%, is primarily attributable to increases in insurance and training related costs.

Income Taxes. The effective tax rates for the nine months ended December 31, 2003 and 2002 were 27.2% and 36.6%, respectively. As previously noted, the Company recovered $374,000 in taxes in the current year as a result of the settlement of the REIT tax dispute with the Massachusetts Department of Revenue. Exclusive of this item, the effective tax rate for the nine months ended December 31, 2003 was 37.3%. This increase from the prior year is entirely due to the change in state tax law eliminating the use of the dividends received deduction on dividends received by a bank from its REIT subsidiary.

Liquidity and Capital Resources

     The Company's principal sources of liquidity are loan amortization, loan prepayments, increases in deposits, advances from the Federal Home Loan Bank
(FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and as such is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At December 31, 2003, the Bank had approximately $35.6 million in unused borrowing capacity at the FHLB of Boston.

     At December 31, 2003, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $47.0 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at December 31, 2003 were as follows:

                                                    Company          Bank
                                                    -------          ----

      Total Capital (to risk-weighted assets)         12.76%         12.39%

      Tier 1 Capital (to risk-weighted assets)        11.68          11.25

      Tier 1 Capital (to average assets)               8.13           7.81

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

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate shift in interest rates as set forth below:

                                                       December 31,   March 31,
                                                           2003          2003
                                                      ----------      ---------

        300 basis point increase in rates.........        (9.6)%       (7.6)%

        50 basis point decrease in rates
        (December 31 only)........................        (1.1)%

        100 basis point decrease in rates
        (March 31 only)..........................                      (2.0)%

     For each one percentage point change in net interest income in the December 2003 projections, the effect on net income would be $95,000 assuming a 38% tax rate.

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

     The Bank had been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it was alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff sought damages of $165,000 plus interest of approximately $175,000 and applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. In January 2004, the parties reached a settlement, which will result in a payment by the Bank, net of insurance, of $400,000.

Item 2. Changes in Securities Use of Proceeds and Issuer Purchases of Equity Securities

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

     (b)  Reports on Form 8-K
          -------------------

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

       Date of Report         Item(s) Reported       Financial Statements Filed
       --------------         ----------------       --------------------------

       October 30, 2003            7, 12                         N/A
       November 21, 2003(1)        4, 7                          N/A

----------
(1) The Registrant filed a Form 8-K/A on December 1, 2003 to correct the submission header of this Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                CENTRAL BANCORP, INC.
                                ---------------------
                                Registrant




February 17, 2004               /s/ John D. Doherty
-----------------               ------------------------------------------------
  Date                          John D. Doherty
                                Chairman, President and Chief Executive Officer



February 17, 2004               /s/ Michael K. Devlin
-----------------               ------------------------------------------------
  Date                          Michael K. Devlin
                                Senior Vice President, Treasurer and
                                Chief Financial Officer