Form 10-K
period 2004-03-31
CENTRAL BANCORP INC /MA/
filed 2004-06-28
CIK 1076394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25251
                                               -------

                             CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          MASSACHUSETTS                                       04-3447594
-------------------------------------                        ------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


399 HIGHLAND AVENUE, SOMERVILLE, MASSACHUSETTS                   02144
----------------------------------------------                  -------
(Address of Principal Executive Offices)                       (Zip Code)

       Registrant's telephone number, including area code: (617) 628-4000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

     The aggregate market value of voting stock held by nonaffiliates of the registrant at March 31, 2004 was approximately $22.4 million based on the closing sale price of the registrant's Common Stock as listed on the Nasdaq National MarketSM as of September 30, 2003 ($34.73 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     At June 25, 2004, the registrant had 1,664,957 shares of its Common Stock, $1.00 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Form 10-K.

                              CENTRAL BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

                                                                                                 Page
                                                                                                 ----
Item 1.    Business..............................................................................   3
Item 2.    Properties............................................................................  21
Item 3.    Legal Proceedings.....................................................................  22
Item 4.    Submission of Matters to a Vote of Security Holders...................................  22


                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............  23
Item 6.    Selected Financial Data...............................................................  24
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                of Operations....................................................................  25
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................  34
Item 8.    Financial Statements and Supplementary Data...........................................  35
Item 9.    Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure.............................................................  64
Item 9A.   Controls and Procedures...............................................................  64

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant....................................  65
Item 11.   Executive Compensation................................................................  65
Item 12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters..................................................  65
Item 13.   Certain Relationships and Related Transactions........................................  66
Item 14.   Principal Accountant Fees and Services................................................  66

                                     PART IV


Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  66


                                     PART I

NOTE ON FORWARD-LOOKING STATEMENTS

     When used in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including changes in regional and national economic conditions, changes in local demographics, unfavorable judicial decisions, substantial changes in levels of market interest rates, technological innovations, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

     THE BANK. Central Co-operative Bank ("Central" or the "Bank") was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and a limited amount of equity securities. In fiscal 2002, the Bank began to offer investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.

     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through eight full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, as well as over the Internet. Each full-service branch office also has a 24-hour automated teller machine ("ATM"). The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston and its deposits are insured to applicable limits by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The Company's and Bank's main office is located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.
                                     ------------------

     The operations of the Bank are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the "Commissioner"), the Federal Reserve Board and the FDIC.

MARKET AREA

     All of the Bank's offices are located in the northwestern suburbs of Boston, which are its principal market area for deposits. The majority of the properties securing the Bank's loans are located in Middlesex County. The Bank's market area consists of established suburban areas and includes portions of the Route 128 high-technology corridor.

COMPETITION

     The Bank's competition for savings deposits has historically come from other co-operative banks, savings banks, credit unions, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. With the advent of interstate banking the Bank, also faces competition from out-of-state banking organizations. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investors' funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition from other financial intermediaries for deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, Internet banking, preauthorized payment and withdrawal systems, tax-deferred retirement programs and other miscellaneous services such as money orders, travelers' checks and safe deposit boxes. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

     The Bank's competition for real estate loans comes principally from mortgage banking companies, co-operative banks and savings banks, credit unions, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors, including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

     Changes in bank regulation, such as changes in the products and services banks can offer and involvement in non-banking activities by bank holding companies, as well as bank mergers and acquisitions, can affect the Bank's ability to compete successfully. Legislation and regulations have also expanded the activities in which depository institutions may engage. The ability of the Bank to compete successfully will depend upon how successfully it can respond to the evolving competitive, regulatory, technological and demographic developments affecting its operations.

FUTURE EXPANSION PLANS

     The Board of Directors has recently adopted a five-year strategic plan to enhance long-term shareholder value through franchise growth. The strategic plan calls for expansion and core deposit growth through marketing and de novo branching within the Bank's market area of Middlesex County in order to enable the Bank to take greater advantage of the opportunities afforded by the favorable demographics of this market. The strategic plan also calls for the Bank to continue to focus primarily on its traditional businesses of residential and commercial real estate lending and to grow its mortgage banking capabilities. The Board and management believe that the increased asset size and the greater access to deposits as a source of funds to be achieved through the planned expansion will enable the Bank to better leverage operating efficiencies and technology without compromising its focus on personal service and relationships. The strategic plan provides for this planned branch expansion to be funded with the Company's current capital plus future earnings and does not call for the raising of additional capital.

     While the Board and management anticipate that this planned expansion will enhance long-term shareholder value, new branches generally require a significant initial capital investment and marketing and operational expenses before they become profitable. As a result, management anticipates that, in the short-term, net income may be negatively affected as the Bank incurs significant capital expenditures and non-interest expenses in opening, operating and marketing new branches before these branches can produce sufficient net interest income to offset the increased expenses.

LENDING ACTIVITIES

     The Bank's lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2004, the Bank originated loans totaling $137.3 million. Of the total loans originated during fiscal 2004, $64.3 million, or 46.8%, were residential mortgage loans and $64.2 million, or 46.8%, were commercial mortgage loans. During the years ended March 31, 2004 and 2003, the Bank sold $32.6 million and $35.7 million, respectively, of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.

     The Bank's loan portfolio decreased by $33.4 million, or 8.7%, to $353.1 million at March 31, 2004 from $386.5 million at March 31, 2003. The decrease occurred as a result of the continuing high level of loan refinancing activity, particularly residential mortgage loans, and management's decision to sell many fixed-rate residential mortgages originated in fiscal 2004. While the loan portfolio decreased overall, commercial real estate loans grew by $39.0 million, or 36.4%, in fiscal 2004. This growth is consistent with management's strategic intent due to the generally more favorable yields and repricing frequency of these assets, as compared to other interest-earning assets.

     LOAN PORTFOLIO COMPOSITION. The following table summarizes the composition of the Bank's loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

-------
                             Amount       %      Amount       %      Amount     %       Amount     %       Amount    %
                             ------      --      ------      ---     ------    ---      ------    ---      ------   ---
                                                              (Dollars in thousands)
Mortgage loans:
  Residential............  $171,682     48.2%   $236,649     60.7%   $246,045  66.2%    $248,459  71.9%   $243,570  76.1%
  Commercial.............   146,107     41.0     107,140     27.5      87,013  23.4       69,949  20.2      54,228  16.9
  Construction...........    25,112      7.0      30,294      7.8      20,998   5.6        9,152   2.6       9,765   3.1
  Home equity............     9,397      2.6       9,128      2.3       9,154   2.5       10,977   3.2       7,403   2.3
                           --------    -----    --------    -----    -------- -----     -------- -----    -------- -----
    Total mortgage loans    352,298     98.8     383,211     98.3     363,210  97.7      338,537  97.9     314,966  98.4
                           --------    -----    --------    -----    -------- -----     -------- -----    -------- -----

Other loans:
  Commercial and
   industrial............     3,198      0.9       5,319      1.4       6,901   1.9        4,979   1.4       3,349   1.1
  Consumer...............     1,129      0.3       1,287      0.3       1,596   0.4        2,277   0.7       1,698   0.5
                           --------    -----    --------    -----    -------- -----     -------- -----    -------- -----
    Total other loans....     4,327      1.2       6,606      1.7       8,497   2.3        7,256   2.1       5,047   1.6
                           --------    -----    --------    -----    -------- -----     -------- -----    -------- -----
    Total loans..........   356,625    100.0%    389,817    100.0%    371,707 100.0%     345,793 100.0%    320,013 100.0%
                           --------    =====    --------    =====    -------- =====     -------- =====    -------- =====

Less:
  Allowance for loan
   losses................     3,537                3,284                3,292              3,106             2,993
                           --------             --------             --------           --------          --------
    Loans, net...........  $353,088             $386,533             $368,415           $342,687          $317,020
                           ========             ========             ========           ========          ========

     LOAN PORTFOLIO SENSITIVITY. The following table sets forth certain maturity information as of March 31, 2004 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank's portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

                                                           DUE AFTER
                                       DUE WITHIN         ONE THROUGH        DUE AFTER
                                        ONE YEAR          FIVE YEARS        FIVE YEARS           TOTAL
                                       ----------        -------------      ----------        ----------
                                                         (In thousands)

Construction loans..................   $   19,657         $    2,689        $    2,766        $   25,112
Commercial and industrial loans.....        2,440                419               339             3,198
                                       ----------         ----------        ----------        ----------
     Total..........................   $   22,097         $    3,108        $    3,105        $   28,310
                                       ==========         ==========        ==========        ==========

     Of construction loans and commercial and industrial loans maturing more than one year after March 31, 2004, $953 thousand have fixed rates and $5.3 million, have floating or variable rates.

     RESIDENTIAL LENDING. The Bank's residential mortgage loans at March 31, 2004 totaled $171.7 million, or 48.2%, of the total loan portfolio. Fixed-rate residential mortgages totaled $129.6 million, or 75.5%, of the residential loan portfolio and adjustable-rate loans totaled $42.1 million, or 24.5%, of the residential loan portfolio.

     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company experienced $88.3 million in residential mortgage loan prepayments in fiscal 2004. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30 year fixed-rate mortgage loan.

     The Bank's adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively, but generally avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to three years, as its primary index. The margin at which adjustable-rate loans are generally set is
2.875 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.

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

     COMMERCIAL REAL ESTATE AND CONSTRUCTION LENDING. The Bank originates permanent and construction loans on commercial real estate. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five year FHLB classic advance rate plus a margin of
2.00 to 3.00 percentage points. As of March 31, 2004, commercial real estate loans totaled $146.1 million and constituted 41.0% of the total loan portfolio.

     Commercial real estate loans may be made for up to 80% of the appraised value of the property up to $6.0 million, the Bank's "house lending limit" for an individual borrower. Commercial real estate loans currently offered by the Bank have terms of one to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank's interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.

     The Bank's construction loans totaled $25.1 million, or 7.0%, of the Bank's loan portfolio at March 31, 2004. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.

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

     The growth in the commercial mortgage loan portfolio in fiscal 2004, which totaled $39.0 million, or 36.4%, is attributable to the expanded team of experienced commercial lenders and credit administration personnel established in 2002. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past three years.

     HOME EQUITY LINES OF CREDIT. The Bank offers home equity lines of credit that are secured by the borrower's equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the  prime  rate,  as  quoted  in the  Wall  Street  Journal.  Loans  are not
                                          ---------------------
contingent upon proceeds being used for home improvement. The Bank's home equity loans outstanding totaled $9.4 million, or 2.6%, of the Bank's loan portfolio at March 31, 2004.

     COMMERCIAL AND INDUSTRIAL, CONSUMER AND OTHER LOANS. The Bank's commercial and industrial, consumer and other loans totaled $4.3 million, or 1.2%, of the total loan portfolio on March 31, 2004. The Bank's commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.

     RISKS OF COMMERCIAL REAL ESTATE, CONSTRUCTION AND COMMERCIAL AND INDUSTRIAL LENDING. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see "-- Non-Performing Assets."

     ORIGINATION FEES AND OTHER FEES. The Bank currently collects origination fees on some of the real estate loan products offered. Fees to cover the cost of appraisals, credit reports and other direct costs are also collected. Loan origination fees collected vary in proportion to the level of lending activity, as well as competitive and economic conditions.

     The Bank imposes late charges on all loans with the exception of equity lines of credit and loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.

     LOAN SOLICITATION AND PROCESSING. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers and builders. The Bank also utilizes both in-house and traveling originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank's team of commercial loan officers. Consumer loans result from walk-in customers and depositors.

     Each loan originated by the Bank is underwritten by lending personnel of the Bank or, in the case of certain residential mortgage loans to be sold, qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank's Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified and licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank's underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

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

         The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                                            At March 31,
                                                ------------------------------------------------------------------
                                                  2004          2003          2002           2001           2000
                                                --------      --------      -------        --------       --------
                                                                       (Dollars in thousands)

Loans accounted for on a non-accrual basis,
   non-performing loans......................   $    --       $    --       $     --       $     --       $  235
Restructured loans...........................        --            --             --             --           --
Real estate acquired by foreclosure..........        --            --             --             --           --
                                                -------       -------       --------       --------       ------

   Total non-performing assets...............   $    --       $    --       $     --       $     --       $  235
                                                =======       =======       ========       ========       ======

Impaired loans, accruing.....................   $    --       $    --       $     --       $     --       $   --

Non-performing loans to total loans..........      0.00%         0.00%          0.00%          0.00%        0.07%

Non-performing assets to total assets........      0.00%         0.00%          0.00%          0.00%        0.06%

     At March 31, 2004, there were no loans where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation for each of the periods reported includes identification of adverse situations which may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based on the risk classification assigned to individual loans. Additionally, general risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, collateral type, loan-to-value ratios, industry standards and regulatory guidelines. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to earnings and realized losses, net of recoveries, are charged to the allowance.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at their examination date.

     The following table presents activity in the allowance for loan losses during the years indicated.

                                                               AT OR FOR THE YEARS ENDED MARCH 31,
                                                ------------------------------------------------------------------
                                                   2004          2003          2002          2001          2000
                                                ----------    ----------    ----------    ----------    ----------
                                                                     (Dollars in thousands)

Balance at beginning of year...........         $  3,284         $3,292       $ 3,106       $ 2,993       $ 2,913
                                                --------       --------      --------      --------      --------

Provision..............................              200             --            --            --            --

Charge-offs:
  Residential mortgage.................               --             --            --            --            --
  Commercial mortgage..................               --             --            --            --            --

  Other loans..........................              (29)           (21)           (4)           (4)           (9)
                                                --------       --------      --------      --------      --------
    Total charge-offs..................              (29)           (21)           (4)           (4)           (9)
                                                --------       --------      --------      --------      --------

Recoveries:
  Residential mortgage.................               19             --            80            60             9
  Commercial mortgage..................               33             --           103            48            36

  Other loans..........................               30             13             7             9            44
                                                --------       --------      --------      --------      --------
    Total recoveries...................               82             13           190           117            89
                                                --------       --------      --------      --------      --------


Net (charge-offs) recoveries...........               53             (8)          186           113            80
                                                --------       --------      --------      --------      --------
Balance at end of year.................         $  3,537       $  3,284      $  3,292      $  3,106      $  2,993
                                                ========       ========      ========      ========      ========

Average loans outstanding during the year       $367,094       $378,502      $335,271      $341,732      $300,089
Ratio of net charge-offs to average loans          n/a           n/a           n/a           n/a           n/a
Total loans outstanding at end of year.         $357,424       $390,464      $371,707      $345,793      $320,013
Ratio of allowance for loan
  losses to loans at end of year.......            0.99%         0.84%         0.89%         0.90%         0.94%

-----------
n/a means either not applicable or not meaningful

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank's allowance for loan losses, by type of loan, at the dates indicated.

                                                                              MARCH 31,
                                     -----------------------------------------------------------------------------------------------
                                            2004                2003              2002               2001               2000
                                     -----------------   -----------------  -----------------  ----------------  -------------------
                                                 % OF                % OF               % OF              % OF             % OF
                                               LOANS TO            LOANS TO           LOANS TO          LOANS TO          LOANS TO
                                      AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS
                                     ------- ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                                (Dollars in thousands)
Mortgage loans:
  Residential mortgage ............  $  446      48.2%   $  583      60.8%  $  636      66.2%  $1,637     71.9%  $1,333     76.1%
  Commercial mortgage .............   2,434      41.0     2,009      27.4    1,956      23.4    1,058     20.2    1,202     16.9
  Construction ....................     494       7.0       457       7.8      462       5.6      169      2.6      198      3.1
  Home equity .....................     101       2.6        94       2.3       98       2.5      163      3.2      178      2.3
                                     ------     -----    ------     -----   ------     -----   ------    -----   ------    -----
    Total mortgage loans ..........   3,475      98.8     3,143      98.3    3,152      97.7    3,027     97.9    2,911     98.4
Other loans .......................      62       1.2       141       1.7      140       2.3       79      2.1       82      1.6
                                     ------     -----    ------     -----   ------     -----   ------    -----   ------    -----
    Total..........................  $3,537     100.0%   $3,284     100.0%  $3,292     100.0%  $3,106    100.0%  $2,993    100.0%
                                     ======     =====    ======     =====   ======     =====   ======    =====   ======    =====


INVESTMENT ACTIVITIES

     The primary objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. As a Massachusetts-chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, marketable equity securities. The Bank's investment policy requires that corporate debt securities be rated as "investment grade" at the time of purchase. The Bank's investment in marketable equity securities is generally limited to large, well-known corporations whose shares are actively traded. The size of the Bank's holdings in an individual company's stock is also limited by policy. A portion of the Bank's investment portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") as well as collateralized mortgage obligations ("CMOs") issued primarily by FNMA and FHLMC.

     Investments are classified as "held to maturity", "available for sale" or "trading." Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders' equity. Securities held to maturity are carried at amortized cost. At March 31, 2004, all of the Bank's marketable investments were classified as available for sale.

     The following table sets forth a summary of the Bank's investment securities, as well as the percentage such investments comprise of the Bank's total assets, at the dates indicated.

                                                                                At March 31,
                                                            --------------------------------------------------
                                                                 2004                2003               2002
                                                                 -----              ------             -----
                                                                             (Dollars in thousands)

  U. S. Government and agency obligations.................  $   10,086          $    8,247         $   13,996
  Corporate bonds.........................................      38,638              38,727             38,568
  Mortgage-backed securities..............................      31,575              12,056             18,340
  Marketable equity securities............................       3,472               2,081              2,980
                                                            ----------          ----------         ----------
      Total investment securities.........................  $   83,771          $   61,111         $   73,884
                                                            ==========          ==========         ==========

      Percentage of total assets..........................        17.1%               12.8%              15.8%
                                                                  ====                ====               ====


     At March 31, 2004, the Bank owned securities issued by several companies having a fair value that exceeded 10% of the Company's stockholders' equity. Such securities consisted primarily of debt obligations. The following table summarizes the Bank's aggregate holdings of each issuer.

         ISSUER                     AMORTIZED COST        MARKET VALUE
         ------                     --------------        ------------
                                            (In thousands)

         AT&T                              $5,161              $5,557
         Ford Motor Credit                  5,054               5,312
         Boeing Capital Corp.               5,026               5,431
         Hewlett Packard                    5,012               5,506
         GMAC                               4,618               4,904

     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank's debt securities at March 31, 2004.

                                                    More Than        More Than
                             One Year or Less  One to Five Years Five to Ten Years  More than Ten Years   Total Investment Portfolio
                             ----------------  ----------------- -----------------  -------------------   --------------------------
                             Amortized Average Amortized Average Amortized Average  Amortized  Average    Amortized  Fair  Average
                                Cost    Yield    Cost     Yield     Cost    Yield      Cost     Yield        Cost    Value  Yield
                             --------- ------- --------- ------- --------- -------  ---------  -------    ---------  ----- -------
                                                               (Dollars in thousands)


U.S. government and agency
 obligations.................$    --      --%   $ 7,998    4.56%   $  2,000   4.00%   $    --      --%    $ 9,998   $10,086  4.45%
Corporate bonds..............    500    7.41     32,179    6.15       3,109   6.52         --      --      35,788    38,638  6.20
Mortgage-backed securities...     --      --        686    7.00      14,784   4.18     15,807    4.21      31,277    31,575  4.26
                             -------            -------            --------           -------             -------   -------
Total........................$   500            $40,863            $ 19,893           $15,807             $77,063   $80,299
                             =======            =======            ========           =======             =======   =======


DEPOSITS AND BORROWED FUNDS

     GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, borrowings and from other operations. The availability of funds is influenced by the general level of interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     DEPOSITS. Consumer deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. During fiscal 2003, the Bank did enter into a retail CD brokerage agreement with a major brokerage firm and considers this arrangement to be a secondary source of liquidity. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other Massachusetts financial institutions.

     DEPOSIT ACCOUNTS. The following table shows the distribution of the average balance of the Bank's deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

                                                                       Years Ended March 31,
                                  --------------------------------------------------------------------------------------------
                                              2004                            2003                           2002
                                  ---------------------------    -----------------------------    ---------------------------
                                           Average                          Average                          Average
                                  Average   % of        Rate      Average     % of       Rate     Average     % of       Rate
                                  Balance  Deposits     Paid      Balance   Deposits     Paid     Balance   Deposits     Paid
                                 --------  --------    ------    ---------  --------    ------    --------  ---------    ----
                                                                   (Dollars in thousands)
Demand deposit accounts....... $  29,998     10.5%       --%    $   29,586    10.7%        --%    $ 24,535      9.0%        --%
NOW accounts..................    36,980     13.0       .53         37,271    13.4        .64       36,177     13.2       1.12
Passbook and other savings
    accounts..................    72,925     25.5       .63         70,489    25.4       1.10       67,322     24.7       1.32
Money market deposit accounts.    44,125     15.4      1.55         33,695    12.1       1.83       16,869      6.2       1.75
Term deposit certificates.....   101,688     35.6      3.06        106,572    38.4       3.72      127,906     46.9       5.13
                               ---------   ------               ----------   -----                --------    -----
    Total deposits............ $ 285,716    100.0%     1.56%    $  277,613   100.0%      2.02%    $272,809    100.0%      2.98%
                               =========   ======               ==========   =====                ========    =====

     TIME DEPOSITS IN EXCESS OF $100,000. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of March 31, 2004 (in thousands).


        Maturity Period:
           Three months or less..............................$   5,106
           Three through six months..........................    4,329
           Six through twelve months.........................    5,624
           Over twelve months................................   12,548
                                                             ---------
                 Total.......................................$  27,607
                                                             =========

     BORROWINGS. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans and all the Bank's stock in the FHLB of Boston. At March 31, 2004, the Bank had advances outstanding from the FHLB of Boston of $141.1 million. Proceeds from these advances were primarily used to fund the Bank's loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank.

     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated.

                                                                                 At or for the
                                                                             Years Ended March 31,
                                                                 ------------------------------------------------
                                                                    2004               2003               2002
                                                                 ----------         ----------         ----------
                                                                                (Dollars in thousands)

Amounts outstanding at end of period.........................   $  141,100          $ 144,400          $164,000
Weighted average rate at end of period.......................         4.82%             4.81%              4.39%
Maximum amount of borrowings outstanding
  at any month end...........................................   $  144,400          $ 165,500          $164,000
Approximate average amounts outstanding......................   $  143,455          $ 155,590          $124,680
Approximate weighted average rate during the year............         4.89%             4.67%              5.41%


SUBSIDIARIES

     In April 1998 and July 2003, the Bank established Central Securities Corporation and Central Securities Corporation II, respectively, Massachusetts corporations, as wholly owned subsidiaries of the Bank for the purpose of engaging exclusively in buying, selling and holding, on their own behalf, securities that may be held directly by the Bank. These subsidiaries hold government agency obligations, corporate bonds and mortgage-backed securities and qualify under Section 38B of Chapter 63 of the Massachusetts General Laws as a Massachusetts security corporation.

     In July 1999, the Bank established Central Preferred Capital Corporation ("CPCC"), a Massachusetts corporation which elected to be taxed as a real estate investment trust ("REIT") for federal and Massachusetts tax purposes. CPCC held mortgage loans which were previously originated by the Bank. In December 2003, the Bank liquidated its REIT subsidiary in a tax-free transaction.

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

     CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Regulation and Supervision of the Bank--Capital Requirements."

     DIVIDENDS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See "Regulation and Supervision of the Bank -- Prompt Corrective Regulatory Action."

     STOCK REPURCHASES. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are "well-capitalized," received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and is funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and all ownership reports now must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, an explanation must be provided. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for the confidential and anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, with which the Company will be required to comply beginning with its fiscal year ending March 31, 2006. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

     CAPITAL REQUIREMENTS. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly-rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional "cushion" amount of at least 100 to 200 basis points with a minimum leverage capital requirement of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and non-mortgage servicing assets, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.

     In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighting system, all of a bank's balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank's risk-weighted assets.

     At March 31, 2004, the Bank's ratio of Tier 1 capital to average assets was 7.92%, its ratio of Tier 1 capital to risk-weighted assets was 10.75% and its ratio of total risk-based capital to risk-weighted assets was 11.80%.

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

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     DEPOSIT INSURANCE. The Bank is required to pay assessments to the FDIC for insurance of its deposits by the BIF based on a percentage of its insured deposits. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for BIF-insured institutions at a rate determined by the FDIC to be necessary to maintain the designated reserve ratio of the BIF at 1.25% of estimated insured deposits or at a higher percentage of insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the BIF. In the event the BIF should fail to meet the statutory reserve ratio, the FDIC would be required to set semi-annual assessments for BIF members that are sufficient to increase the reserve ratio to 1.25% within one year or in accordance with such other schedule that the FDIC adopts by regulation to restore the reserve ratio.

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution's capital level and supervisory evaluations. Based on data reported to regulators, institutions are assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     The FDIC has adopted an assessment schedule for BIF deposit insurance pursuant to which the assessment rate for well capitalized institutions with the highest supervisory ratings was reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At March 31, 2004, the Bank was considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to finance takeovers of insolvent thrifts.

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

     PROMPT CORRECTIVE REGULATORY ACTION. Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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

-----------
*  3.0% if the institution has a composite 1 CAMELS rating.

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

     USA PATRIOT ACT. The USA Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     LOANS TO EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank's unimpaired capital and surplus, and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (up to $500,000) must be approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features. Extensions of credit to executive officers are subject to additional restrictions.

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

     MASSACHUSETTS STATE LAW. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner adopted thereunder. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank's market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office.

EMPLOYEES

     At March 31, 2004, the Company and the Bank employed 102 full-time and 40 part-time employees. The Company's and Bank's employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

ITEM 2.  PROPERTIES
-------------------

     The Bank owns all its offices, except the Burlington, Malden and Woburn High School offices, and the loan and operations centers located in Somerville. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2004, all of the Bank's offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices as of March 31, 2004:

                                                                                                   NET BOOK
                                                                           YEAR                     VALUE AT
                  OFFICE LOCATION                                         OPENED                 MARCH 31, 2004
                  ---------------                                         ------                 --------------
                                                                                                  (in thousands)
            MAIN OFFICE
            399 Highland Avenue
            Somerville, MA.............................................    1974                       $  309

            BRANCH OFFICES:
            175 Broadway
            Arlington, MA..............................................    1982                          131

            85 Wilmington Road
            Burlington, MA.............................................    1978 (a)                        3

            1192 Boylston Street
            Chestnut Hill (Brookline), MA..............................    1954                          124

            137 Pleasant Street
            Malden, MA.................................................    1975 (b)                       31

            846 Main Street
            Melrose, MA................................................    1994                          212

            275 Main Street
            Woburn, MA.................................................    1980                          459

            198 Lexington Street
            Woburn, MA.................................................    1974                          160

            Woburn High School
            Woburn, MA.................................................    2002 (c)                       30

            OPERATIONS CENTER
            17 Inner Belt Road
            Somerville, MA.............................................    1994 (d)                       10



                                                                                                   NET BOOK
                                                                           YEAR                     VALUE AT
                  OFFICE LOCATION                                         OPENED                 MARCH 31, 2004
                  ---------------                                         ------                 --------------
                                                                                                  (in thousands)
            COMMERCIAL LOAN CENTER
            401 Highland Avenue........................................    2002 (e)                    $  38
            Somerville, MA

            RESIDENTIAL LOAN CENTER
            403 Highland Avenue
            Somerville, MA.............................................    2002 (f)                       42

---------------
(a)  The lease for the Burlington branch expires in 2007 with no renewal option.
(b) The lease for the Malden branch expires in 2005 with an option to extend the lease for one ten-year term.
(c) The lease for the Woburn High School branch is for one year, renewable annually.
(d)  The lease for the Operations Center expires in 2005 with no renewal option.
(e) The lease for the Commercial Loan Center expires in 2006 with an option to extend for one three-year term.
(f) The lease for the Residential Loan Center expires in 2005 with an option to extend for one three-year term.

     At March 31, 2004, the net book value of the Bank's premises and equipment was $2.1 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company. See Note 12 to the accompanying consolidated financial statements for additional information related to litigation which was resolved during fiscal 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
--------------------------------------------------------------------------------

     The Company's common stock is quoted on the Nasdaq National MarketSM under the symbol "CEBK." At March 31, 2004, there were 1,664,957 shares of the common stock outstanding and approximately 244 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or "street name" through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.

     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2004 and fiscal 2003 as reported by the Nasdaq National MarketSM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2004 and fiscal 2003. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

         Common Stock Prices                                                 Cash Dividends (payable dates)

         Fiscal 2004                  High           Low                        Fiscal 2004      Amount
         --------------------------------------------------------               ------------------------
         6/30/03                    $35.00          $31.05                      5/16/03           $0.12
         9/30/03                     35.74           34.37                      8/15/03            0.12
         12/31/03                    38.00           34.41                      11/14/03           0.12
         3/31/04                     38.00           33.00                      2/13/04            0.12

         Fiscal 2003                  High           Low                        Fiscal 2003      Amount
         --------------------------------------------------------               -----------------------
         6/30/02                    $31.95          $26.50                      5/17/02           $0.10
         9/30/02                     33.50           28.05                      8/16/02            0.10
         12/31/02                    31.50           28.31                      11/15/02           0.12
         3/31/03                     36.55           30.11                      2/14/03            0.12

     The  following  table  sets  forth  information   regarding  the  Company's
repurchases of its Common Stock during the quarter ended March 31, 2004.

                                                                            (c)
                                                                           Total                 (d)
                                                                        Number of              Maximum
                                        (a)                           Shares Purchased     Number of Shares
                                       Total               (b)           as Part of        that May Yet Be
                                     Number of           Average           Publicly        Purchased Under
                                       Shares           Price Paid     Announced Plans       the Plans or
              Period                 Purchased          per Share        or Programs            Programs
              ------                 ---------          ----------    -----------------    ----------------
   January 2004
   Beginning date: January 1             --                 --                --                  --
   Ending date:  January 31

   February 2004
   Beginning date: February 1            --                 --                --                  --
   Ending date:  February 29

   March 2004
   Beginning date: March 1               511 (1)          $36.55              --                  --
   Ending date: March 31

   Total                                 511              $36.55              --                  --

---------------------
(1) These shares were purchased by a grantor trust of the Company established pursuant to the Company's Deferred Compensation Plan for Non-Employee Directors. The shares were not part of an announced repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                 At or for the Year Ended March 31,
                                                ------------------------------------------------------------
                                                  2004         2003         2002         2001        2000
                                                --------   -----------    --------     --------    --------
                                                   (Dollars and shares in thousands, except per share data)
BALANCE SHEET

Total assets................................   $ 490,897    $  477,208   $  468,219   $  449,337   $  409,557
Total loans.................................     357,424       390,464      371,707      345,793      320,013
Investment securities, available for sale...      83,771        61,111       73,884       49,388       68,316
Deposits....................................     295,920       287,959      261,907      287,167      258,339
Borrowings..................................     145,256       144,576      164,000      121,000      111,000
Total stockholders' equity..................      43,454        39,443       38,954       38,212       37,397

Shares outstanding..........................       1,665         1,662        1,633        1,684        1,810

STATEMENTS OF OPERATIONS

Net interest and dividend income............   $  15,570    $   17,257   $   14,413   $   13,914   $   13,375
Provision for loan losses...................         200            --           --           --           --
Net gain (loss) from sale and write-down of
    investment securities...................        (135)         (308)        (150)         680        1,013
Gain on sale of loans.......................         295           796           --           --           --
Other non-interest income...................         966           917          838          608          656
Total non-interest expenses.................      12,401        13,877       10,464       10,330        9,345
Income before cumulative effect of
    accounting change.......................       2,936         2,187        2,860        3,109        3,567
Net income..................................       2,936         2,187        2,860        3,109        3,333
Earnings per common share after cumulative
    effect of accounting change - diluted...        1.88          1.37         1.72         1.81         1.77

SELECTED RATIOS

Interest rate spread........................        2.96%        3.29%         2.85%        2.80%        3.11%
Net yield on interest-earning assets........        3.36         3.71          3.36         3.38         3.64
Non-interest expenses to average assets.....        2.60         2.91          2.38         2.44         2.47
Equity-to-assets............................        8.85         8.27          8.32         8.50         9.13
Return on average assets before cumulative
    effect of change in accounting principle        0.62         0.46          0.65         0.74         0.94
Return on average stockholders' equity
    before cumulative effect of change in
    accounting principle....................        6.98         5.52          7.62         8.11         9.49
Dividend payout ratio.......................       23.23        33.24         23.39        22.42        20.67
Book value per share........................      $26.10       $23.73        $23.85       $22.69       $20.66
Tangible book value per share...............       24.76        22.38         22.49        21.19        19.11

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

     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. Historically, the Bank's earnings have been vulnerable to changing interest rates due to differences in the terms to maturity or repricing of its assets and liabilities. For example, in a rising interest rate environment, the Bank's net interest income and net income could be negatively affected as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to rising interest rates than the Bank's interest-sensitive assets (loans and investments).

     The following is a discussion and analysis of the Company's results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2004 and 2003. Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

FUTURE EXPANSION PLANS

     For information regarding the Bank's future expansion plans, see "Item 1. Business - Future Expansion Plans."

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

     Management believes the allowance for loan losses policy is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of inherent losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in the Business Section and Notes 1 and 4 to Consolidated Financial Statements for a detailed description of management's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

     OVERVIEW. The Company's results of operations during the past three fiscal years have been influenced by several significant factors. From a recurring operating perspective, the generally declining trend in both short and long-term interest rates from January 2001 until March 2004 has had a significant impact on both the balance sheet and income statement. Most notably, residential mortgage loans, which have historically been the Company's largest asset, have declined $76.8 million, or 30.9%, from $248.5 million at March 31, 2001 to

$171.7 million at March 31, 2004. With home mortgage rates declining and ultimately hitting a 45 year low in 2003, consumers have refinanced their mortgages, oftentimes on multiple occasions, to take advantage of the opportunity to lock in these low rates for up to 30 years. Since the second half of fiscal 2003, the Company has sold the majority of its current originations of fixed-rate residential mortgage loans in order to better manage its exposure to changing rates and, as a result, has experienced a shift in its asset mix from residential to commercial mortgage loans. Management has favored commercial real estate lending in recent years due to the shorter repricing characteristics of these loans (generally every 5 years), acceptable yields and the favorable economic market conditions in the Company's lending area.

     With the declining rate trend referred to above, the Company experienced reductions in both its yield on interest-earning assets and its cost of interest-bearing liabilities since fiscal 2001, as summarized in the following table:

                                    YIELD            COST              SPREAD
                                    -----            ----              ------

         Fiscal 2001                7.50%            4.70%             2.80%
         Fiscal 2002                6.83             3.98              2.85
         Fiscal 2003                6.48             3.19              3.29
         Fiscal 2004                5.84             2.88              2.96

     As this table indicates, the declining rate trend had a favorable impact on the Company's net interest margin through fiscal 2003. This trend was also aided by the relatively high ratio of loans to interest-earning assets maintained during this entire period, especially through fiscal 2003. In fiscal 2004, this favorable trend reversed as more assets were repriced downward (mostly due to loan prepayments and modifications) than were liabilities.

     The unfavorable trend in the net interest margin in fiscal 2004 is primarily reflective of the limitations the Company had in reducing its overall cost of funds. This limitation is due to two factors. First, the Company's utilization of long-term FHLB advances, which averaged $143.4 million during the year, had limited repricing opportunity as only $5.3 million in advances matured in fiscal 2004. These advances can not be prepaid without a substantial penalty, which management has elected not to pay. Second, the ability to reduce deposit rates in the current year was limited after the two prior years of rate reductions as well as competitive market factors.

     The Company's overall financial results in fiscal 2003 and 2004 were also affected by two significant non-operating items, namely, state legislation affecting the taxation of its former REIT subsidiary and shareholder and other litigation. Each of these items adversely affected overall financial results in fiscal 2003 and favorably affected financial results in fiscal 2004 as demonstrated in the following table (in thousands):

                                                      2004               2003
                                                      ----               ----

         Net income, as reported                     $2,936            $2,187
         REIT taxation                                 (374)              835
         Shareholder and other litigation,
           net of insurance recoveries                 (329)            1,080
                                                     ------            ------
         Pro forma earnings                          $2,233            $4,102
                                                     ------            ------

     The Company's earnings in fiscal 2003 were adversely affected by state legislation (the "REIT legislation") passed in March 2003 that retroactively eliminated the dividends received deduction on dividends received from the Bank's former REIT subsidiary. The REIT legislation resulted in an increase in the Company's provision for income taxes of $835 thousand in fiscal 2003. In June 2003, a group of banks negotiated a settlement with the Massachusetts Department of Revenue ("DOR") and, as a result, the Bank recognized in fiscal 2004 a reduction in the Company's provision for income taxes of $374 thousand.

     The legal fees associated with the litigation with certain shareholders, who initially filed suit against the Company in October 2002 following the annual meeting of shareholders and an accrual for a commercial claim, totaled approximately $1.1 million, net of taxes, in fiscal 2003. The Company has coverage under its directors' and officers' liability insurance policy for reimbursement of certain legal fees. During fiscal 2004, insurance recoveries in excess of related legal fees totaled $329 thousand, net of taxes.

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

                                                                Years Ended March 31,
                           -------------------------------------------------------------------------------------------------
                                           2004                           2003                          2002
                           ----------------------------------  ---------------------------  --------------------------------
                                                      Average                     Average                        Average
                               Average                 Yield/  Average             Yield/   Average               Yield/
                               Balance    Interest      Cost   Balance   Interest   Cost    Balance    Interest    Cost
                               -------    --------    -------  -------   -------- --------  -------    --------  --------
                                                                  (Dollars in thousands)
ASSETS:
Interest-earning assets:
  Mortgage loans........      $ 361,305   $ 22,797      6.31%  $370,505   $25,033   6.76%   $327,743   $ 23,682   7.23%
  Other loans...........          5,769        363      6.29      7,997       505   6.31       7,528        555   7.37
                              ---------   --------             --------   -------           --------   --------
   Total loans..........        367,094     23,160      6.31    378,502    25,538   6.75     335,271     24,237   7.23
  Short-term investments         20,342        204      1.00      7,620       125   1.64      22,076        866   3.92
  Investment securities.         76,637      3,743      4.88     78,928     4,466   5.66      71,427      4,170   5.84
                              ---------   --------             --------   -------           --------   --------
   Total investments....         96,979      3,947      4.07     86,548     4,591   5.30      93,503      5,036   5.39
                              ---------   --------             --------   -------           --------   --------
   Total interest-earning
    assets                      464,073     27,107      5.84    465,050    30,129   6.48     428,774     29,273   6.83
                                          --------                        -------                      --------
Allowance for loan losses        (3,400)                         (3,287)                      (3,234)
Non-interest-earning assets      16,317                          14,406                       14,951
                              ---------                        --------                     --------
      Total  assets.....      $ 476,991                        $476,169                     $440,491
                              =========                        ========                     ========

LIABILITIES AND STOCKHOLDERS'
  EQUITY:
Interest-bearing liabilities:
  Deposits..............      $ 255,718   $  4,436      1.73   $248,027   $ 5,601    2.26   $248,274      8,119   3.27
  Other borrowings......          1,977         82      4.15        505         9    1.78        477         10   2.10
  Advances from FHLB of
   Boston...............        143,381      7,019      4.90    155,085     7,262    4.68    124,203      6,731   5.42
                              ---------   --------             --------   -------           --------   --------
      Total interest-bearing
         liabilities....        401,074     11,537      2.88    403,617    12,872    3.19    372,954     14,860   3.98
                                          --------     -----              -------   -----              --------  -----
Non-interest-bearing deposits    29,998                          29,586                       24,535
Other liabilities.......          3,862                           3,371                        4,481
                              ---------                        --------                     --------
      Total liabilities         434,934                         436,574                      401,970
Stockholders' equity....         42,057                          39,595                       38,521
                              ---------                        --------                     --------
      Total liabilities and
       stockholders' equity   $ 476,991                        $476,169                      $440,491
                              =========                        ========                     ========
Net interest and dividend
  income                                  $ 15,570                        $17,257                       $14,413
                                          ========                        =======                       =======
Interest rate spread....                                2.96%                        3.29%                        2.85%
                                                       =====                        =====                        =====
Net yield on interest-earning
  assets................                                3.36%                        3.71%                        3.36%
                                                       =====                        =====                        =====

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

                                                2004    vs.    2003                 2003    vs.   2002
                                         ---------------------------------    ------------------------------
                                                   Changes due to                       Changes due to
                                               increase (decrease) in:              increase (decrease) in:
                                          ------------------------------      ------------------------------
                                          Volume        Rate       Total      Volume      Rate        Total
                                          ------        ----       -----      ------      ----        -----
                                                                    (In thousands)
Interest income:
  Mortgage loans.......................  $   (608)    $(1,628)   $ (2,236)   $ 2,958    $(1,607)    $ 1,351
  Other loans..........................      (139)         (3)       (142)        33        (83)        (50)
                                         --------     -------    --------    -------    -------     -------
      Total income from loans..........      (747)     (1,631)     (2,378)     2,991     (1,690)      1,301
                                         --------     -------    --------    -------    -------     -------
  Short-term investments...............       143         (64)         79       (393)      (348)       (741)
  Investment securities................      (126)       (597)       (723)       428       (132)        296
                                         --------     -------    --------    -------    -------     -------
      Total income from investments....        17        (661)       (644)        35       (480)       (445)
                                         --------     -------    --------    -------    -------     -------
      Total interest and dividend income     (730)     (2,292)     (3,022)     3,026     (2,170)        856
                                         --------     -------    --------    -------    -------     -------

Interest expense:
  Deposits.............................      171      (1,336)     (1,165)        (8)    (2,510)     (2,518)
  Other borrowings.....................       51          22          73          1         (2)         (1)
  Advances from FHLB of Boston.........     (562)        319        (243)     1,529       (998)        531
                                         -------     -------    --------    -------    -------     -------
      Total interest expense...........     (340)       (995)     (1,335)     1,522     (3,510)     (1,988)
                                         -------     -------    --------    -------    -------     -------

Net interest and dividend income.......  $  (390)    $(1,297)   $ (1,687)   $ 1,504    $ 1,340     $ 2,844
                                         =======     =======    ========    =======    =======     =======

     INTEREST AND DIVIDEND INCOME. The Company experienced a $1.7 million overall decrease in net interest and dividend income for the year ended March 31, 2004 compared to fiscal 2003. The balance of average interest-earning assets was virtually unchanged between years, however, the Company shifted its asset mix towards shorter-term investments in response to the decline in residential mortgage rates to forty-five year lows. With the decline in interest rates, management decided that most fixed-rate residential mortgage loans would be sold in the secondary market rather than put into the loan portfolio. During fiscal 2004, $32.6 million of such loans were sold. This strategy, combined with loan prepayments of $88.3 million caused by the desire of customers to refinance their mortgages at favorable rates, lead to a reduction in the average balance of loans of $11.4 million in fiscal 2004. This reduction occurred despite an increase in the commercial real estate portfolio of $39.0 million between years. The decline in average loan balances was offset by an increase in investments of $10.4 million which increase was entirely in short-term investments.

     Interest income on loans decreased by $2.4 million to $23.2 million due to the aforementioned decline in the average balance of loans and a 44 basis point decline in the average rate earned. Interest income on investments decreased by $644 thousand in fiscal 2004 due to a 123 basis point yield reduction, partially offset by the aforementioned increase in average holdings. The reduction in yield on investments reflects the $12.7 million increase in the average balance of short-term investments which had a yield of 1.0% in fiscal 2004.

     The Company experienced a $2.8 million overall increase in net interest and dividend income for the year ended March 31, 2003 compared to fiscal 2002.
Interest income on loans increased by $1.3 million to $25.5 million due to a $43.2 million increase in average loan balances partially offset by a 48 basis point decline in the average rate earned. During fiscal 2003, the Bank commenced its mortgage banking initiative and sought to increase its origination of residential mortgage loans and to eliminate the purchase of such loans. With the continuing decline of interest rates which reached a forty-year low in fiscal 2003, the Bank was able to double its origination of such loans to $118.4 million, of which $35.7 million were sold in the secondary market. The Bank has continued to emphasize commercial real estate lending in order to diversify the loan portfolio and improve overall portfolio yield. Interest and dividend income on investments decreased by $445 thousand in fiscal 2003 due primarily to a 9 basis point decrease in the rate earned on investments and a $7.0 million decrease in the average balance of investments. The overall total average balance of interest-earning assets increased by $36.3 million from fiscal 2002 to fiscal 2003, and the average yield on all interest-earning assets decreased by 35 basis points between the two fiscal years.

     INTEREST  EXPENSE.  Interest  expense  decreased  $1.3  million  from $12.9 million in fiscal 2003 to $11.5 million in fiscal 2004. This decrease is attributable to a 31 basis point reduction in the overall cost of funds in fiscal 2004 and a $2.5 million decline in the average balance of interest-bearing liabilities. This overall decrease is entirely attributable to a 53 basis point reduction in the cost of deposits as the cost of FHLB advances increased 22 basis points in fiscal 2004. This increase was caused by the maturing of lower cost advances during the year. This trend is likely to continue in fiscal 2005 as the advances maturing during the coming year bear an average cost of 3.38%, or 1.44% less than the average cost of all advances outstanding at March 31, 2004.

     Interest expense on deposits decreased $2.5 million from $8.1 million in fiscal 2002 to $5.6 million in fiscal 2003. The decrease can be attributed primarily to a 101 basis point reduction in the cost of deposits in fiscal 2003 reflecting the series of reductions in interest rates initiated by the Federal Reserve Board beginning in January 2001. Interest expense on borrowings increased $530 thousand as the average balance of borrowings rose to $155.6 million during fiscal 2003 from $124.7 million during fiscal 2002, which was partially offset by a decrease of 74 basis points in the rate paid on these borrowings to 4.67% in fiscal 2003 from 5.41% in fiscal 2002. There was an overall increase in the average balance of interest-bearing liabilities of $30.7 million during fiscal 2003 compared to fiscal 2002.

     PROVISION FOR LOAN LOSSES. During the year ended March 31, 2004, the Company provided $200 thousand for loan losses while no provision was recorded in the prior two years. While the Company's loan quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the allowance for loan losses in fiscal 2004. At March 31, 2004 and 2003, the Company had no non-performing loans.

     NON-INTEREST INCOME. Total non-interest income declined $279 thousand in fiscal 2004 from $1.4 million in fiscal 2003 to $1.1 million in the current year. This decline was attributable to an overall reduction in gains on asset sales, net of impairment write-downs, of $328 thousand. Loan sale gains declined by $501 thousand as a greater portion of loans were sold in fiscal 2003 on a "mandatory delivery" basis which results in a higher gain rate than the "best efforts delivery" basis used in 2004. In addition, loan sale gains in fiscal 2004 were adversely affected by the late delivery of certain loans to the investor, which caused the selling price of such loans to be reduced by $240 thousand. During fiscal 2004, the Company recognized additional impairment write-downs of $130 thousand in marketable equity securities which had experienced a decline in fair value judged to be other than temporary compared to $803 thousand in such write-downs in the prior year.

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

         NON-INTEREST EXPENSES.

     2004 v. 2003. Non-interest expenses decreased $1.5 million during fiscal 2004 as compared to the year ended March 31, 2003. Exclusive of the impact of the costs of litigation and related insurance recoveries for a commercial claim and shareholder litigation, both of which were settled in fiscal 2004, non-interest expenses would have increased $694 thousand, or 5.7%. This increase is primarily due to increases in salaries and employee benefits ($325 thousand), marketing expenses ($381 thousand) and other non-interest expenses ($215 thousand), partially offset by a decrease in professional fees ($206 thousand).

     Salaries and employee benefits increased $325 thousand, or 4.7%, in fiscal 2004 as compared to the prior year. This increase was primarily due to average salary increases of 4.0%, increases in staffing in the residential lending area, as well as increases in health insurance and pension expense. These increase were substantially offset by a $461 thousand reduction in incentive compensation.

     Professional fees decreased $2.1 million in fiscal 2004 as compared to the prior year. Exclusive of the legal fees associated with shareholder litigation incurred in both fiscal 2003 and 2004, and an insurance recovery of $3.1 million recognized in fiscal 2004, professional fees would have decreased $206 thousand in fiscal 2004. This decrease is largely due to the additional legal and other professional fees incurred in fiscal 2003 in connection with the contested election of directors at the Company's September 2002 annual stockholders meeting.

     Marketing expenses increased $381 thousand, or 96.7%, in fiscal 2004 as compared to the prior year. This significant increase resulted from additional promotion of residential and commercial loan products throughout the year as well as deposit promotions during the second half of the year. The Bank initiated a major marketing initiative, including its first-ever use of radio advertisements, in March 2004 to promote the Bank, in general, and its new free checking account. The Bank anticipates that competition for deposit customers will continue to increase as a result of the recent Bank of America acquisition of Fleet Bank. Other financial institutions, including credit unions, have also been more active in their promotions in recent months, which will likely result in the continuation of marketing spending at higher rates than in the past though not at the level which occurred in fiscal 2004.

     Other non-interest expenses decreased $85 thousand in fiscal 2004 as compared to the prior year. Exclusive of settlement costs associated with a commercial claim, such expenses would have increased $215 thousand, or 13.5%, in fiscal 2004. This increase is primarily due to increases in insurance costs, primarily directors and officers liability insurance, a record retention project, contributions and lending related costs.

     2003 v. 2002. Non-interest expenses increased $3.4 million during fiscal 2003, as compared to the year ended March 31, 2002. This increase was due to increases in salaries and employee benefits ($1.3 million), data processing expenses ($170 thousand), professional fees ($1.4 million), advertising ($133 thousand) and other non-interest expenses ($726 thousand), partially offset by the elimination of goodwill amortization ($288 thousand).

     Salaries and employee benefits increased by $1.3 million, or 23.4%, in fiscal 2003 as compared to fiscal 2002 due to several factors including additional lending personnel in both the residential and commercial real estate areas, an overall salary increase of approximately 4%, additional ESOP expense associated with shares acquired during the year and bonuses of $461 thousand earned in connection with the Bank's management incentive compensation plan (no bonuses were earned in fiscal 2002).

         Data processing expenses increased by $170 thousand, or 17.6%, in fiscal 2003 as compared to fiscal 2002 due primarily to volume related charges for both data processing and item processing.

     Professional fees increased by $1.4 million in fiscal 2003 as compared to fiscal 2002 due primarily to legal fees associated with litigation with certain of the Company's shareholders and, to a lesser extent, legal and other professional fees incurred in connection with the contested election of directors at the 2002 annual meeting of stockholders. Professional fees incurred for such activities aggregated approximately $1.65 million in fiscal 2003. Exclusive of such costs, professional fees would have been approximately $758 thousand in fiscal 2003.

     Marketing expense increased by $133 thousand, or 51.0%, in fiscal 2003 as compared to fiscal 2002 due to increased promotion of the Bank's expanded residential and commercial real estate lending programs. During fiscal 2002, the Bank had reduced its use of advertising to promote certificates of deposit.

     Other non-interest expenses increased by $726 thousand, or 59.9%, in fiscal 2003 as compared to fiscal 2002. Such increase was due to several factors, including the accrual for the Bank's portion of the estimated cost of resolution of a commercial claim filed in 2002, as well as increases in ATM expense, memberships and contributions, communication costs and directors fees.

     INCOME TAXES. The effective rates of income tax expense for the years ended March 31, 2004, 2003 and 2002 were 28.3%, 54.3% and 38.3%, respectively.
Exclusive of the impact of an additional state tax provision necessitated by 2003 tax legislation and the related settlement of such taxes in fiscal 2004, the Company's effective tax rate was 36.9% and 38.2% in fiscal 2004 and 2003, respectively.

     The Governor of Massachusetts signed legislation on March 5, 2003, expressly disallowing deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, the legislation applied retroactively to tax years ending on or after December 31, 1999. In fiscal 2003, the Company provided additional income taxes of $835 thousand as a result of this legislation.

     Given the significant financial impact of this issue on numerous Massachusetts financial institutions and the considerable uncertainty of the constitutionality of the retroactive provisions of the legislation, a settlement was reached in June 2003 among the DOR and the majority of affected financial institutions. This settlement provided that 50% of all dividends received by the Bank from its REIT subsidiary from 1999 through December 2002 were subject to state income taxes. In addition, interest on the related taxes was also assessed. In settlement of this matter, the Bank paid $431 thousand in June 2003 and also recognized a reduction in its tax provision of $374 thousand, which increased net income by the same amount in fiscal 2004.

FINANCIAL CONDITION

     Total assets at March 31, 2004 amounted to $490.9 million, an increase of $13.7 million, or 2.9%, from $477.2 million at March 31, 2003. Total assets at March 31, 2003 amounted to $477.2 million, an increase of $9.0 million, or 1.9%, from $468.2 million at March 31, 2002. The modest growth in assets in fiscal 2004 was primarily caused by the deposit increase of $7.9 million. During fiscal 2003, the increase in the deposits of $26.1 million was used to repay FHLB advances, which contributed to the modest asset growth in fiscal 2003.

     Net loans decreased $33.4 million to $353.1 million at March 31, 2004 from $386.5 million at March 31, 2003 while short-term investments and investment securities increased $22.0 million and $22.6 million, respectively, during this same period. This shift in asset mix reflects the impact of the reduction in longer-term interest rates to a forty-five year low in 2003 and the resulting decision by management to allow the residential loan portfolio, which consists primarily of 15 to 30 year fixed-rate loans, to decline by $65.0 million during fiscal 2004. During this same period, commercial mortgage loans increased $39.0 million reflecting management's preference for these loans, which have an adjustable interest rate generally adjusting every 5 years based on the 5-year FHLB classic advance rate. This shift in asset mix is part of management's strategy to better balance its exposure to a sustained increase in interest rates in future periods.

     Net loans increased $18.1 million to $386.5 million at March 31, 2003 from $368.4 million at March 31, 2002. At March 31, 2003, mortgage loans were $383.2 million, a $20.0 million increase from March 31, 2002. The increase in mortgage loans was entirely attributable to increases in commercial real estate and construction loans, which increased $20.1 million and $9.3 million, respectively. The growth in commercial real estate loans and construction loans is attributable to the addition of experienced commercial lenders and expansion of the credit administration function in recent years. Residential mortgage loans decreased $9.4 million during fiscal 2003 and represented 60.7% of loans at March 31, 2003 compared to 66.2% at March 31, 2002. During fiscal 2003, the Bank commenced operation of its mortgage banking initiative, which resulted in the sale of $35.7 million in fixed rate residential mortgage loans.

     Total deposits at March 31, 2004 were $295.9 million, a $7.9 million increase from $288.0 million in the prior year. This increase includes core deposit growth of $10.9 million, or 5.9%, partially offset by a decrease in certificates of deposit of $3.0 million. This shift in deposit mix continues a trend which began in 2001. Since March 31, 2001, certificates of deposit have declined from 52.9% of total deposits to 34.2% at March 31, 2004. This change largely reflects the declining interest rates and the Company's decision to reduce the promotion of term deposits during this period. Money market deposit accounts continued to be the primary area of core deposit growth again in fiscal 2004. Because of the tiered pricing used with these accounts, they continue to attract larger depositors as approximately 80% of such deposits at March 31, 2004 are in accounts with a balance in excess of $50,000. It is uncertain what impact a sustained rise in interest rates may have on the balances being maintained in these accounts.

     Total deposits at March 31, 2003 were $288.0 million, a $26.1 million increase from $261.9 million one year earlier. This increase is attributable to core deposit growth of $31.3 million, or 20.5%, partially offset by a decrease in certificates of deposit of $5.2 million. The majority of core deposit growth was in money market accounts, the highest paying core deposit account. This growth has been aided by the introduction and promotion of the  Bank's  Community  Package  Account  product,  low  interest  rates and the
             ---------------------------
continuing uncertainty in the stock market.

     Advances from the FHLB of Boston decreased to $141.1 million at March 31, 2004 from $144.4 million at March 31, 2003. The Bank decreased its borrowings from the FHLB of Boston in both fiscal 2004 and 2003 consistent with its intent of reducing the utilization of FHLB advances.

     Stockholders' equity increased to $43.5 million at March 31, 2004 from $39.4 million at March 31, 2003 due primarily to $4.2 million in comprehensive income.

LIQUIDITY

     The Company's primary sources of liquidity are dividends from its bank subsidiary. In addition, the Company has access to the capital markets to raise additional equity.

     The Bank's principal sources of liquidity are customer deposits, repayments of loans and mortgage-backed securities, FHLB of Boston advances and maturities of various other investments. These various sources of liquidity, as well as the Bank's ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases.

     Deposits have been a relatively stable source of funds for the Bank despite significant competition. During fiscal 2004, deposit balances increased by $7.9 million to $295.9 million from $288.0 million at March 31, 2003. As previously noted, the mix of deposits continued to shift towards core deposits, including money market deposits, in fiscal 2004. Core deposits currently make up about two-thirds of the Bank's total deposits, with certificates of deposits making up the remaining one-third of deposits. Money market deposits have been the fastest growing component of core deposits, partially because of the larger individual balances typical of these accounts. At March 31, 2004, approximately 80%, or $45.0 million, of such deposits were in accounts with a balance in excess of $50,000. While the balances in these accounts have consistently increased in recent years, it is uncertain what impact a sustained rise in interest rates may have on the balances being maintained in these accounts.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2004 and 2003, the Bank had outstanding FHLB of Boston advances of $141.1 million and $144.4 million, respectively. The FHLB of Boston advances are secured primarily by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2004, the Bank had approximately $28.0 million in unused borrowing capacity at the FHLB of Boston.

     The Bank also may obtain funds from the Federal Reserve Bank of Boston, the Co-operative Central Bank Reserve Fund and through a retail CD brokerage agreement with a major brokerage firm. The Bank views these borrowing facilities as secondary sources of liquidity and has had no need to use them.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to originate and sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                  March 31, 2004   March 31, 2003
                                                                  --------------   --------------
                                                                             (In thousands)

Commitments to originate new loans................................... $ 21,379        $ 31,376
Unfunded commitments to extend credit under existing ................   26,648          25,338
     equity line and commercial lines of credit
Commitments to sell loans held for sale..............................    5,603           4,810

     The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements. Management believes that the Bank has adequate sources of liquidity to fund these commitments.

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Commitments to sell loans held for sale are agreements to sell loans on a best efforts delivery basis to a third party at an agreed upon price. At March 31, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

     The  following  table  sets  forth  information   regarding  the  Company's
contractual obligations as of March 31, 2004.

                                                                 Payments Due by Period
                                       -----------------------------------------------------------------------------
                                                      Less than                                           More than
                                       Total            1 year         2-3 years         4-5 years      Over 5 years
                                       -----          ---------        ---------         ---------      ------------
                                                                      (in thousands)

Deposits.............................$  295,920       $ 256,913         $  23,517         $ 15,490         $     --
Advances from FHLB...................   141,100          13,300            24,800           33,000           70,000
Short-term borrowings................       845             845                --               --               --
ESOP loan............................     3,311             388               776              776            1,371
Operating lease obligations..........       317             133               144               40               --
                                     ----------       ---------         ---------         --------         --------
Total obligations....................$  441,493       $ 271,579         $  49,237         $ 49,306         $ 71,371
                                     ==========       =========         =========         ========         ========

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assts and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

CAPITAL RESOURCES

     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined:
Tier 1 or core capital (stockholders' equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2004, the minimum total risk-based capital ratio required was 8.00%. The Company's and the Bank's risk-based total capital ratios at March 31, 2004 were 12.14% and 11.80%, respectively.

     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders' equity divided by total average assets) of 3% for the most highly rated banks and 4%-5% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company's and the Bank's leverage ratios were 8.13% and 7.92%, respectively, at March 31, 2004.

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

     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management's assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 75 (2004) and 100 (2003) basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

                                                                          AT MARCH 31,
                                                 ------------------------------------------------------------
                                                           2004                                 2003
                                                 ------------------------------------------------------------
                                                 AMOUNT       % CHANGE                  AMOUNT       % CHANGE
                                                 ------       --------                  ------       --------
                                                                      (DOLLARS IN THOUSANDS)
300 basis point increase in rates..............  $(1,236)       (8.1)%                 $ (1,325)        (7.6)%
100 basis point decrease in rates (2003).......                                            (342)        (2.0)
75 basis point decrease in rates (2004)........     (315)       (2.1)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------                PAGE
                                                                    ----

Consolidated Balance Sheets........................................  36

Consolidated Statements of Income..................................  37

Consolidated Statement of Changes in Stockholders' Equity..........  38

Consolidated Statements of Cash Flows..............................  40

Notes to Consolidated Financial Statements.........................  41

Reports of Independent Registered Public Accounting Firms..........  62

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                               March 31,
                                                                                  ---------------------------------
                                                                                     2004                  2003
                                                                                  -----------           -----------
ASSETS
Cash and due from banks                                                           $     7,113           $     5,996
Short-term investments                                                                 27,224                 5,226
                                                                                  -----------           -----------
     Cash and cash equivalents                                                         34,337                11,222
                                                                                  -----------           -----------
Certificate of deposit (note 11)                                                        1,211                    --
Investment securities available for sale (amortized cost of $80,201
     in 2004 and $59,500 in 2003) (note 2)                                             83,771                61,111
Stock in Federal Home Loan Bank of Boston (notes 2 and 7)                               8,300                 8,300
The Co-operative Central Bank Reserve Fund (note 2)                                     1,576                 1,576
                                                                                  -----------           -----------
    Total investments                                                                  93,647                70,987
                                                                                  -----------           -----------
Loans held for sale (note 1)                                                              799                   647

Loans (note 3)                                                                        356,625               389,817
Less allowance for loan losses (note 4)                                                 3,537                 3,284
                                                                                  -----------           -----------
     Net loans                                                                        353,088               386,533
                                                                                  -----------           -----------
Accrued interest receivable                                                             2,203                 2,380
Banking premises and equipment, net (note 5)                                            2,113                 1,869
Deferred tax asset, net (note 8)                                                          243                   719
Goodwill, net (note 1)                                                                  2,232                 2,232
Other assets                                                                            1,024                   619
                                                                                  -----------           -----------
    Total assets                                                                  $   490,897           $   477,208
                                                                                  ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 6)                                                               $   295,920           $   287,959
  Short-term borrowings                                                                   845                   176
  Federal Home Loan Bank advances (notes 2 and 7)                                     141,100               144,400
  ESOP loan (note 11)                                                                   3,311                    --
  Advance payments by borrowers for taxes and insurance                                 1,182                   999
  Accrued expenses and other liabilities                                                5,085                 4,231
                                                                                  -----------           -----------
    Total liabilities                                                                 447,443               437,765
                                                                                  -----------           -----------
Commitments and Contingencies (notes 8, 9 and 12) Stockholders' equity (note
10):
  Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued                --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,030,251 shares issued at March 31, 2004 and
     2,027,727 shares issued at March 31, 2003                                          2,030                 2,028
  Additional paid-in capital                                                           12,920                12,751
  Retained income                                                                      36,855                34,601
  Treasury stock (365,294 shares at March 31, 2004 and
      2003), at cost                                                                   (7,311)               (7,249)
  Accumulated other comprehensive income                                                2,293                 1,002
  Unearned compensation - ESOP (note 11)                                               (3,333)               (3,690)
                                                                                  ------------          -----------
    Total stockholders' equity                                                         43,454                39,443
                                                                                  -----------           -----------
    Total liabilities and stockholders' equity                                    $   490,897           $   477,208
                                                                                  ===========           ===========

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)

                                                                          Years Ended March 31,
                                                              ---------------------------------------------
                                                                 2004              2003             2002
                                                              ------------      ----------       ----------
Interest and dividend income:
  Mortgage loans                                              $   22,797      $   25,033         $  23,682
  Other loans                                                        363             505               555
  Short-term investments                                             204             125               866
  Investments                                                      3,743           4,466             4,170
                                                              ----------      ----------         ---------
    Total interest and dividend income                            27,107          30,129            29,273
                                                              ----------      ----------         ---------
Interest expense:
  Deposits                                                         4,436           5,601             8,119
  Advances from Federal Home Loan Bank of Boston                   7,019           7,262             6,731
  Other borrowings                                                    82               9                10
                                                              ----------      ----------         ---------
    Total interest expense                                        11,537          12,872            14,860
                                                              ----------      ----------         ---------
    Net interest and dividend income                              15,570          17,257            14,413
Provision for loan losses (note 4)                                   200              --                --
                                                              ----------      ----------         ---------
    Net interest and dividend income after
      provision for loan losses                                   15,370          17,257            14,413
                                                              ----------      ----------         ---------
Non-interest income:
  Deposit service charges                                            600             571               492
  Net losses from sales and write-downs
      of investment securities (note 2)                             (135)           (308)             (150)
  Gain on sales of loans                                             295             796                --
  Brokerage income                                                   138              94               100
  Other income                                                       228             252               246
                                                              ----------      ----------         ---------
    Total non-interest income                                      1,126           1,405               688
                                                              ----------      ----------         ---------
Non-interest expenses:
  Salaries and employee benefits (note 11)                         7,187           6,862             5,562
  Occupancy and equipment (note 5)                                 1,159           1,137             1,124
  Data processing service fees                                     1,093           1,136               966
  Professional fees (note 12)                                        334           2,410             1,051
  Marketing                                                          775             394               261
  Other expenses (note 1)                                          1,853           1,938             1,500
                                                              ----------      ----------         ---------
    Total non-interest expenses                                   12,401          13,877            10,464
                                                              ----------      ----------         ---------
    Income before income taxes                                     4,095           4,785             4,637
Provision for income taxes (note 8)                                1,159           2,598             1,777
                                                              ----------      ----------         ---------
      Net income                                              $    2,936      $    2,187         $   2,860
                                                              ==========      ==========         =========

Earnings per common share (note 1):
    Basic                                                     $     1.89      $     1.38         $    1.73
                                                              ==========      ==========         =========
    Diluted                                                   $     1.88      $     1.37         $    1.72
                                                              ==========      ==========         =========

Weighted average common shares outstanding - basic                 1,551           1,584             1,650
Weighted average common and equivalent shares
   outstanding - diluted                                           1,565           1,599             1,665

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                      (In Thousands, Except Per Share Data)

                                                                                                               Accumulated
                                                                Additional                                         Other
                                                  Common          Paid-In       Retained       Treasury        Comprehensive
                                                   Stock          Capital        Income          Stock         Income (Loss)
     -------------------------------------------------------------------------------------------------------------------------------
     Balance at March 31, 2001                   $   1,970     $    11,190   $    30,950      $   (5,230)      $      (431)
     Net income                                         --              --         2,860              --                --
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment               --              --            --              --              (195)

           Comprehensive income

     Purchase of shares by ESOP (note 11)               --              --            --              --                --
     Purchase of treasury stock                         --              --            --          (1,924)               --
     Dividends paid ($.40 per share)                    --              --          (669)             --                --
     Proceeds from exercise of stock options            30             462            --              --                --
     Amortization of unearned compensation
         - ESOP                                         --             175            --              --                --
     Other equity transactions                          --             107            --             (35)               --
                                                 ---------     -----------   -----------      ----------       -----------
     Balance at March 31, 2002                   $   2,000     $    11,934   $    33,141      $   (7,189)      $      (626)
     Net income                                         --              --         2,187              --                --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --             1,628

           Comprehensive income

     Purchase of shares by ESOP (note 11)               --              --            --              --                --
     Proceeds from exercise of stock options            28             488            --              --                --
     Tax benefit of stock options                       --              66            --              --                --
     Director deferred compensation  transactions       --              45            --             (60)               --
     Dividends paid ($.44 per share)                    --              --          (727)             --                --
     Amortization of unearned compensation
         - ESOP                                         --             218            --              --                --
                                                 ---------     -----------   -----------      ----------       -----------
     Balance at March 31, 2003                   $   2,028     $    12,751   $    34,601      $   (7,249)      $     1,002
     Net income                                         --              --         2,936              --                --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --             1,291

           Comprehensive income

     Proceeds from exercise of stock options             2              45            --              --                --
     Tax benefit of stock options                       --              18            --              --                --
     Director deferred compensation  transactions       --              60            --             (62)               --
     Dividends paid ($.48 per share)                    --              --          (682)             --                --
     Amortization of unearned compensation
         - ESOP                                         --              46            --              --                --
                                                 ---------     -----------    ----------      ----------       -----------
     Balance at March 31, 2004                   $   2,030     $    12,920    $   36,855      $   (7,311)      $     2,293
                                                 =========     ===========    ==========      ==========       ===========

                                                   Unearned              Total
                                                 Compensation        Stockholders'
                                                     ESOP               Equity
                                                 -----------------------------------
Balance at March 31, 2001                        $    (237)         $    38,212
 Net income                                              --                2,860
 Other comprehensive income net of tax:
     Unrealized loss on securities, net
       of reclassification adjustment                    --                 (195)
                                                                     -----------
       Comprehensive income                                                2,665
                                                                     -----------
 Purchase of shares by ESOP (note 11)                  (199)                (199)
 Purchase of treasury stock                              --               (1,924)
 Dividends paid ($.40 per share)                         --                 (669)
 Proceeds from exercise of stock options                 --                  492
 Amortization of unearned compensation
     - ESOP                                             130                  305
 Other equity transactions                               --                   72
                                                 ----------          -----------
 Balance at March 31, 2002                       $     (306)         $    38,954
 Net income                                              --                2,187
 Other comprehensive income net of tax:
     Unrealized gain on securities, net
       of reclassification adjustment                    --                1,628
                                                                     -----------
       Comprehensive income                                                3,815
                                                                     -----------
 Purchase of shares by ESOP (note 11)                (3,595)              (3,595)
 Proceeds from exercise of stock options                 --                  516
 Tax benefit of stock options                            --                   66
 Director deferred compensation  transactions            --                  (15)
 Dividends paid ($.44 per share)                         --                 (727)
 Amortization of unearned compensation
     - ESOP                                             211                  429
                                                 ----------          -----------
 Balance at March 31, 2003                       $   (3,690)         $    39,443
 Net income                                              --                2,936
 Other comprehensive income net of tax:
     Unrealized gain on securities, net
       of reclassification adjustment                    --                1,291
                                                                     -----------
       Comprehensive income                                                4,227
                                                                     -----------
 Proceeds from exercise of stock options                 --                   47
 Tax benefit of stock options                            --                   18
 Director deferred compensation  transactions            --                   (2)
 Dividends paid ($.48 per share)                         --                 (682)
 Amortization of unearned compensation
     - ESOP                                             357                  403
                                                 ----------          -----------
 Balance at March 31, 2004                       $   (3,333)         $    43,454
                                                 ==========          ===========


          See accompanying notes to consolidated financial statements.

The Company's other comprehensive income (loss) and related tax effect for the years ended March 31 are as follows:

                                                                                                          2004
                                                                                   -------------------------------------------------
                                                                                      Before-Tax     Tax (Benefit)     After-Tax
 in thousands                                                                           Amount          Expense          Amount
------------------------------------------------------------------------------------------------------------------------------------
 Unrealized gains on securities:
       Unrealized net holding gains during period                                       $     1,824      $     622        $   1,202
       Add reclassification adjustment for net losses included  in net
        income                                                                                  135             46               89
                                                                                        --------------------------------------------
                 Other comprehensive income                                             $     1,959      $     668        $   1,291
                                                                                        ============================================

                                                                                                          2003
                                                                                   -------------------------------------------------
                                                                                      Before-Tax     Tax (Benefit)     After-Tax
 In thousands                                                                           Amount          Expense          Amount
------------------------------------------------------------------------------------------------------------------------------------
 Unrealized gains on securities:
       Unrealized net holding gains during period                                       $     2,306      $     901        $   1,405
       Add reclassification adjustment for net losses included in net
        income                                                                                  308             85              223
                                                                                        --------------------------------------------
                 Other comprehensive income                                             $     2,614      $     986        $   1,628
                                                                                        ============================================

                                                                                                          2002

                                                                                   -------------------------------------------------
                                                                                      Before-Tax     Tax (Benefit)     After-Tax
 in thousands                                                                           Amount          Expense          Amount
------------------------------------------------------------------------------------------------------------------------------------
 Unrealized losses on securities:
       Unrealized net holding losses during period                                       $     (451)    $    (163)       $     (288)
       Add reclassification adjustment for net losses included  in net
        income                                                                                  150            57                93
                                                                                         -------------------------------------------
                 Other comprehensive loss                                                $     (301)    $    (106)       $     (195)
                                                                                         ===========================================

See accompanying notes to consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                             (Dollars In Thousands)

                                                                              Years Ended March 31,
                                                                   ------------------------------------------
                                                                      2004             2003           2002
                                                                   ----------       ----------     ----------
Cash flows from operating activities:
Net income                                                        $   2,936         $  2,187      $    2,860
   Adjustments to reconcile net income to net cash provided
      by operating activities
       Depreciation and amortization                                    319              314             372
       Amortization of premiums and discounts                           165              269             176
       Amortization of goodwill                                          --               --             288
       Provision for loan losses                                        200               --              --
       Stock-based compensation                                         332              429             305
       Increase in deferred tax assets, net                            (194)            (462)           (380)
       Net losses from sales and write-downs of
           investment securities                                        135              308             150
       Gain on sale of loans                                           (295)            (796)             --
   Originations of loans held for sale                              (32,823)         (36,364)             --
   Proceeds from the sale of loans originated for sale               32,966           36,513              --
   (Increase) decrease in accrued interest receivable                   177              150            (104)
   (Increase) decrease in other assets, net                            (348)             (26)            109
   Increase (decrease) in advance payments by borrowers for
       taxes and insurance                                              183             (112)           (109)
   Increase (decrease) in accrued expenses and other liabilities     (2,175)           2,043             509
                                                                  ----------        --------      ----------
       Net cash provided by operating activities                      1,578            4,453           4,176
                                                                  ---------         --------      ----------
Cash flows from investing activities:
  Net (increase) decrease in loans                                   33,245          (18,110)        (25,728)
  Principal payments on mortgage-backed securities                    5,453            7,426           7,246
  Purchases of investment securities                                (40,431)          (6,210)        (61,256)
  Proceeds from sales of investment securities                          482            7,638           2,885
  Maturities and redemptions of investment securities                13,500            6,000          26,000
  Due to broker                                                       3,029               --              --
  Purchase of certificate of deposit                                 (1,200)              --              --
  Purchase of stock in FHLB of Boston                                    --               --          (2,150)
  Purchase of banking premises and equipment, net                      (563)            (346)           (190)
                                                                  ----------        --------      ----------
       Net cash provided by (used in) investing activities           13,515           (3,602)        (53,193)
                                                                  ---------         --------      ----------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                 7,961           26,052         (25,260)
  Proceeds from FHLB advances                                         2,000           39,000          65,000
  Repayments of FHLB advances                                        (5,300)         (55,600)        (25,000)
  Proceeds from ESOP loan                                             3,506               --              --
  Repayments of ESOP loan                                              (195)              --              --
  Net increase (decrease) in short-term borrowings                      669           (2,824)          3,000
  Proceeds from exercise of stock options                                47              516             492
  Purchase of treasury stock                                             --               --          (1,924)
  Payments of dividends, net                                           (682)            (727)           (669)
  Purchase of stock by ESOP                                              --           (3,595)           (199)
  Other equity transactions                                              16              (15)             72
                                                                  ---------         --------      ----------
       Net cash provided by financing activities                      8,022            2,807          15,512
                                                                  ---------         --------      ----------
       Net increase (decrease) in cash and cash equivalents          23,115            3,658         (33,505)
Cash and cash equivalents at beginning of year                       11,222            7,564          41,069
                                                                  ---------         --------      ----------
Cash and cash equivalents at end of year                          $  34,337         $ 11,222      $    7,564
                                                                  =========         ========      ==========
Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                 $  11,591         $ 12,938      $   14,883
         Income taxes                                             $   2,005         $  2,820      $    1,715

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the "Company"), a Massachusetts corporation, and its wholly-owned subsidiary, Central Co-operative Bank (the "Bank"), as well as wholly-owned subsidiaries of the Bank.

     The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank ("FRB"). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation ("FDIC") and the Massachusetts Division of Banks. The Bank's deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $100,000 and the Share Insurance Fund ("SIF") for deposits in excess of $100,000.

     The Company conducts its business through one operating segment, the Bank. Most of the Bank's activities are with customers located in eastern Massachusetts. As set forth in Note 3 herein, the Bank concentrates in real estate lending. Management believes that the Bank does not have any significant concentrations in any one customer or industry.

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

         Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity of 90 days or less.

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $400,000 at March 31, 2004.

         Investments

     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity and comprehensive income.

     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.

     If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations.

     The Company's investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost.

         Loans

     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees. Loans classified as held for sale are stated at the lower of aggregate cost or market value. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans in order to reduce market risk associated with the origination of loans held for sale. Market value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. Loans are sold on a servicing released basis.

     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2004 and 2003, net deferred loan fees of $521,000 and $781,000, respectively, were offset against the related loan balances for financial presentation purposes.

     Interest income on loans is recognized on an accrual basis using the simple interest method. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank records interest income on non-accrual and impaired loans on the cash basis of accounting.

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

         Allowance for Loan Losses

     The allowance for loan losses is maintained at a level determined to be adequate by management to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a quarterly basis. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends and other asset quality factors. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans rated "substandard" or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments including collateral type and loan-to-value ratios. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each category. Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.

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

         Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2,232,000. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Impairment testing was performed during 2003 and 2004 and in each analysis, it was determined that an impairment charge was not required.

     The following table sets forth the reconciliation of net income and earnings per share excluding goodwill amortization for the year ended March 31, 2002 (Dollars in thousands, except per share data):

                                                           Net Income      Basic EPS      Diluted EPS
                                                           ----------      ---------      -----------
         As reported...................................      $2,860            $1.73          $1.72
         Goodwill amortization.........................         288             0.18           0.17
                                                             ------          -------         ------
         As adjusted...................................      $3,148            $1.91          $1.89
                                                             ======            =====          =====


         Pension Benefits

     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.

         Stock-Based Compensation

     The Company follows the intrinsic value method set forth in APB Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) under which there is generally no charge to earnings for stock option grants. Companies that elect to use this method are required to disclose the pro forma effect of using the fair value method of accounting for stock-based compensation that is encouraged by SFAS No. 123, "Accounting for Stock-Based Compensation."

     No options were granted during the years 2002 to 2004 and forfeitures during these years were insignificant. Consequently, no material difference in net income occurred in this period as a result of the Company's use of the intrinsic value method rather than the fair value method of accounting for stock-based compensation.

         Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2004 and 2003, there were approximately 107,000 and 118,000 unallocated ESOP shares, respectively.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule creates in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002. The Company is not currently considering the adoption of fair value based compensation of stock options.

     In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -An Interpretation of ARB No. 51," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its combined financial statements only if it controlled the entity through voting interests. FIN 46R changes that guidance by requiring a variable interest entity, as defined, to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46R is required in financial statements for periods ending after March 15, 2004. The Company does not believe that the application of FIN 46R will have a material impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of the statement. The Company does not believe the adoption of SFAS 150 will have a material impact on the Company's financial position or results of operations.

     In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position or results of operations.

     In March 2004, FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue provides guidance in determining the meaning of other-than-temporary impairment and its application to debt and equity investments within the scope of SFAS No. 115 and equity securities accounted for under the cost method. The Issue also provides a model for determining whether investments within its scope are other-then-temporarily impaired. Certain disclosure requirements of this Issue are effective for fiscal years ended after December 15, 2003. Certain other disclosure requirements and the use of the impairment model is effective in reporting interim periods beginning after June 15, 2004. The Company has provided the disclosures required by this Issue in Note 2 herein. The Company believes its methodology for assessing the existence of an other-than-temporary impairment of a security is similar to that set forth in EITF 03-01 and that the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

NOTE 2. INVESTMENTS (DOLLARS IN THOUSANDS)

     The amortized cost and fair value of investments securities available for sale are summarized as follows:

                                                                                   MARCH 31, 2004
                                                       -----------------------------------------------------------------------

                                                          AMORTIZED               GROSS UNREALIZED                 FAIR
                                                             COST               GAINS             LOSSES           VALUE
                                                       ----------------- -------------------- --------------- ----------------
      U.S. Government and agency obligations              $   9,998            $     88           $    --        $ 10,086
      Corporate bonds                                        35,788               2,850                --          38,638
      Mortgage-backed securities                             31,277                 405              (107)         31,575
                                                          ---------            --------           --------       --------
          Total debt securities                              77,063               3,343              (107)         80,299
      Marketable equity securities                            3,138                 453              (119)          3,472
                                                          ---------           ---------           -------        --------

                     Total                                $  80,201            $  3,796           $  (226)       $ 83,771
                                                          =========            ========           =======        ========



                                                                                   MARCH 31, 2003
                                                       -----------------------------------------------------------------------

                                                          AMORTIZED               GROSS UNREALIZED                 FAIR
                                                             COST               GAINS             LOSSES           VALUE
                                                       ----------------- -------------------- --------------- ----------------

     U.S. Government and agency obligations               $   8,000            $    247            $   --        $  8,247
     Corporate bonds                                         36,912               2,006              (191)         38,727
     Mortgage-backed securities                              11,840                 298               (82)         12,056
                                                          ---------            --------            ------        --------
         Total debt securities                               56,752               2,551              (273)         59,030
     Marketable equity securities                             2,748                  32              (699)          2,081
                                                          ---------            --------            ------        --------

                     Total                                $  59,500            $  2,583            $ (972)       $ 61,111
                                                          =========            ========            ======        ========

     Gross unrealized losses and fair value at March 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

                                                             LESS THAN                      GREATER THAN
                                                             12 MONTHS                        12 MONTHS
                                               ------------------------------------ ------------------------------
                                                     FAIR             UNREALIZED     FAIR VALUE      UNREALIZED
                                                     VALUE              LOSSES                         LOSSES
                                               ------------------  ---------------- -------------- ---------------
      Mortgage-backed securities                     $  6,958            $  58          $1,974         $    49
      Marketable equity securities                        589               12             593             107
                                                     --------            -----          ------         -------
          Total temporarily impaired securities      $  7,547            $  70          $2,567         $   156
                                                     ========            =====          ======         =======

     As of March 31, 2004, securities held in the investment portfolio with unrealized losses have been evaluated by management and management has concluded that an other-than-temporary impairment does not exist at March 31, 2004. The primary reason these securities are in an unrealized loss position is due to changes in market conditions and interest rates. Most of the securities are debt securities whose values fluctuate daily based on the current interest rate environment. Management considers the credit worthiness of the issuer in evaluating impairment.

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2004 are as follows:

                                                              Amortized            Fair           Annual
                                                                Cost              Value            Yield
                                                           ---------------- -----------------  -------------

         Due within one year                                   $     500        $     525            7.41%
         Due after one year but within five years                 40,863           43,381            5.85
         Due after five years but within ten years                19,893           20,392            4.54
         Due after ten years                                      15,807           16,001            4.21
                                                               ---------        ---------
                                                               $  77,063        $  80,299            5.16
                                                               =========        =========

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2004, 2003, and 2002 (all classified as available for sale) were as follows:

                                                                 2004             2003             2002
                                                                 ----             ----             ----
         Proceeds from sales                                  $   482           $7,638            $2,885
         Gross gains                                               --              495               546
         Gross losses                                               5               --                54

     During the years ended March 31, 2004, 2003 and 2002, the Bank recognized write-downs in certain equity securities totaling $130, $803 and $642, respectively, as a result of declines in the fair value of such securities judged to be other-than-temporary. These write-downs are not included in the preceding table.

     A mortgage-backed security with an amortized cost of $1,612 and fair value of $1,566 at March 31, 2004, was pledged to provide collateral for certain customers. In addition, investment securities carried at $30,769 were pledged under a blanket lien to partially secure the Bank's advances from the Federal Home Loan Bank of Boston ("FHLB of Boston").

     As a member of the FHLB of Boston, the Bank was required to invest in stock of the FHLB of Boston in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever was higher. In April 2004, the FHLB of Boston amended its capital structure at which time the Company's FHLB of Boston stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLB of Boston may, but is not obligated to, repurchase Class B stock prior to expiration of the five-year redemption notice. Under the new capital structure, the Bank's stock investment requirement is an amount equal to the sum of .35% of certain specified assets (such assets totaled $265,000 at the time of the change in capital structure) plus 4.5% of the Bank's advances and certain other specified items. In connection with the adoption of the new capital structure, the Bank was not required to increase its investment in FHLB stock.

     The Co-operative Central Bank Reserve Fund (the "Fund") was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

NOTE 3. LOANS (IN THOUSANDS)

     Loans as of March 31, 2004 and 2003 are summarized below:

                                                                         2004             2003
                                                                       --------         --------
         Real estate loans:
           Residential real estate                                     $ 171,682        $ 236,649
           Commercial real estate                                        146,107          107,140
           Construction                                                   25,112           30,294
           Home equity lines of credit                                     9,397            9,128
                                                                       ---------        ---------
               Total real estate loans                                   352,298          383,211
                                                                       ---------        ---------
         Commercial loans                                                  3,198            5,319
         Consumer loans                                                    1,129            1,287
                                                                       ---------        ---------
               Total loans                                               356,625          389,817
         Less: allowance for loan losses                                  (3,537)          (3,284)
                                                                       ---------        ---------
               Total loans, net                                        $ 353,088        $ 386,533
                                                                       =========        =========

     The Bank had no non-accrual loans at March 31, 2004 and 2003. During the years ended March 31, 2004 2003 and 2002, there were no impaired loans.

     Mortgage loans serviced by the Bank for others amounted to $747 and $1,361 at March 31, 2004 and 2003, respectively.

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

     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

                                                                          2004             2003
                                                                       ----------       ----------
         Balance at beginning of year                                  $     919        $     865
            New loans                                                        378              444
            Repayment of principal                                          (396)            (390)
                                                                       ----------       ---------
         Balance at end of year                                        $     901        $     919
                                                                       =========        =========

     Loans included above were made in the Bank's ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

NOTE 4. ALLOWANCE FOR LOAN LOSSES (IN THOUSANDS)

     A summary of changes in the allowance for loan losses follows:

                                                                          Years ended March 31,
                                                              --------------------------------------------
                                                                 2004              2003             2002
                                                               --------          --------         --------


         Balance at beginning of year                         $   3,284         $  3,292         $   3,106
             Provision charged to expense                           200               --                --
             Amounts charged-off                                    (29)             (21)               (4)
             Recoveries on accounts previously charged-off           82               13               190
                                                              ---------         --------         ---------
         Balance at end of year                               $   3,537         $  3,284         $   3,292
                                                              =========         ========         =========


NOTE 5. BANKING PREMISES AND EQUIPMENT (IN THOUSANDS)

     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

                                                                                                   Estimated
                                                                 2004              2003          Useful Lives
                                                              ----------        ----------       ------------

         Land                                                 $     589         $    589
         Buildings and improvements                               2,571            2,401           50 years
         Furniture and fixtures                                   6,244            5,876           3-5 years
         Leasehold improvements                                     660              635           5-6 years
                                                              ---------         --------
                                                                 10,064            9,501
         Less accumulated depreciation and amortization          (7,951)          (7,632)
                                                              ----------        --------
                   Total                                      $   2,113         $  1,869
                                                              =========         ========

     Depreciation and amortization for the years ended March 31, 2004, 2003 and 2002 amounted to $319, $314 and $372, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

                               Years Ending March 31,
                               ----------------------------
                                          2005                 $  133
                                          2006                     80
                                          2007                     64
                                          2008                     40


     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2004, 2003 and 2002 was $147, $145 and $133, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

NOTE 6. DEPOSITS (DOLLARS IN THOUSANDS)

     Deposits at March 31 are summarized as follows:

                                                           2004             2003
                                                        --------------------------
         Demand deposit accounts                         $ 27,881          $ 31,523
         NOW accounts                                      37,106            38,047
         Passbook and other savings accounts               73,737            71,629
         Money market deposit accounts                     56,084            42,687
                                                         --------          --------
             Total non certificate accounts               194,808           183,886
                                                         --------          --------
         Term deposit certificates
                Certificates of  $100 and above            27,607            26,259
                Certificates less than $100                73,505            77,814
                                                         --------          --------
             Total term deposit certificates              101,112           104,073
                                                         --------          --------
                                                         $295,920          $287,959
                                                         ========          ========

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2004 are as follows:

                                                            Amount               Rate
                                                          -----------            ----
                           Within 1 year                  $    62,105            2.38%
                           Over 1 to 3 years                   23,517            3.35
                           Over 3 years                        15,490            4.40
                                                          -----------
                                                          $   101,112            2.92
                                                          ===========


NOTE 7. FEDERAL HOME LOAN BANK ADVANCES (DOLLARS IN THOUSANDS)

     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31 follows:

                                                      2004                                2003
                                              ------------------------           ------------------------
                                                Amount           Rate              Amount           Rate
                                              ---------          ----            ----------         ----
Within 1 year                                 $  13,300          3.38%           $   5,300          3.61%
1-2 years                                        15,300          4.96               13,300          3.38
2-3 years                                         9,500          3.67               15,300          4.96
3-4 years                                        18,000          5.58                7,500          3.98
4-5 years                                        15,000          5.13               18,000          5.58
Over 5 to 10 years                               70,000          4.96               83,000          4.98
Over 10 years                                        --            --                2,000          5.49
                                              ---------                          ---------
                                              $ 141,100          4.82            $ 144,400          4.81
                                              =========                          =========

     At March 31, 2004, advances totaling $107,000 were callable prior to their scheduled maturity of which $93,000 were callable during fiscal 2005. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.

     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB advances. The Bank's unused borrowing capacity with the FHLB of Boston was approximately $28,000 at March 31, 2004.

NOTE 8. INCOME TAXES (DOLLARS IN THOUSANDS)

     The components of the provision for income taxes for the years indicated are as follows:

                                                                      Years Ended March 31,
                                                            ------------------------------------------
                                                                2004           2003            2002
                                                            ------------    ----------     -----------
Current
      Federal                                                $   1,113       $  1,708        $ 1,930
      State                                                       (148)         1,352            229
                                                             ---------       --------        -------
      Total current provision                                      965          3,060          2,159
Deferred (prepaid)                                                 194           (462)          (382)
                                                             ---------       --------        -------
                                                             $   1,159       $  2,598        $ 1,777
                                                             =========       ========        =======


     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

                                                                   Years Ended March 31,
                                                           --------------------------------------
                                                             2004          2003         2002
                                                           ----------   -----------   ----------
Statutory Federal tax rate                                    34.0%       34.0 %        34.0 %
Items affecting Federal income tax rate:
       Dividends received deduction                           (0.4)       (0.3)          (0.4)
       Goodwill amortization                                    --          --            2.1
       State income taxes                                      3.3         2.7            2.6
       Retroactive REIT legislation and settlement            (9.1)       16.1             --
       ESOP expense                                             --         1.5            1.3
       Other                                                   0.5         0.3           (1.3)
                                                              ----       -----          -----
Effective tax rate                                            28.3%       54.3%          38.3%
                                                              ====       =====          =====


     During 2002, the Massachusetts Department of Revenue ("DOR") issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that had formed a real estate investment trust
(REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts. Subsequently, in March 2003, the Governor of Massachusetts signed legislation, expressly disallowing deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, this law applied retroactively to tax years ending on or after December 31, 1999. In fiscal 2003, the Company provided additional state taxes, including interest, net of the related federal tax benefit, of $835.

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provided that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 were subject to state taxation. Interest on such additional taxes was also assessed. Payment of such taxes and interest totaling $431 was made in June 2003. As a result of this settlement, the Company recognized a reduction of $374 in its accrued tax liabilities, which increased net income by the same amount in fiscal 2004.

         The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

                                                        2004             2003
                                                       ---------      ---------
         Deferred tax assets:
             Allowance for loan losses                   $  651       $    549
             Deferred loan origination fees                  32             42
             Depreciation                                   277            324
             Post-employee retirement benefit
               accrual                                      238            239
             Write-down of investments securities           500            460
             Deferred expenses                               --            524
             Other                                           88             65
                                                        -------       --------
                   Gross deferred tax asset               1,786          2,203
                                                        -------       --------
         Deferred tax liabilities:
             Unrealized gain on securities, net           1,277            607
             Accrued dividend receivable                     18             27
             Deferred loan origination costs                248            219
             Deferred income                                 --            631
                                                        -------       --------
                   Gross deferred tax liability           1,543          1,484
                                                        -------       --------
                   Net deferred tax asset               $   243       $    719
                                                        =======       ========

     Based on the Company's historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing at March 31, 2004. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. At March 31, 2004, recoverable income taxes, plus estimated taxes for fiscal 2005, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

     The unrecaptured base year tax bad debt reserves will not be subject to recapture as long as the Company continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law that requires recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1,300.

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

     Financial instruments with off-balance sheet risks as of March 31, included the following:

                                                                           2004            2003
                                                                       -------------   --------------
         Unused lines of credit                                           $14,340         $15,153
         Unadvanced portions of construction loans                          6,391           9,260
         Unadvanced portions of commercial loans                            5,917             925
         Commitments to originate commercial mortgage loans                16,387          18,526
         Commitments to originate residential mortgage loans                4,992          12,850
         Commitments to sell residential mortgage loans                     5,603           4,810


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

     In October 1991, the Company adopted a Shareholder Rights Agreement ("Rights Plan") entitling each shareholder, other than an Acquiring Person or an Adverse Person as defined below, to purchase the Company's stock at a discount price in the event any person or group of persons exceeded predetermined ownership limitations of the Company's outstanding common stock (an "Acquiring Person") and, in certain circumstances, engaged in specific activities deemed adverse to the interests of the Company's shareholders (an "Adverse Person"). The Rights Plan was due to expire in October 2001, but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011.

     Beginning in April 1999, the Board of Directors authorized a series of four separate 5% stock repurchase programs under which the Company has acquired 365,294 shares of its stock at an average cost of $19.56 per share. The latest repurchase program was completed in March 2002.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00%-5.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders' equity). As of March 31, 2004, the Bank met all capital adequacy requirements to which it is subject.

     The most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized," the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. There are no conditions or events, since that notification, that management believes would cause a change in the Bank's categorization. No deduction was taken from capital for interest-rate risk. The Company's and the Bank's Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios together with related regulatory minimum requirements are summarized below:

                                                                                                           To be well
                                                                           For capital                 capitalized under
                                                                            adequacy                   Prompt Corrective
                                              Actual                        purposes                   Action provisions
                                     -------------------------     ----------------------------    ---------------------------
                                        Amount         Ratio          Amount           Ratio          Amount          Ratio
                                     -------------    ---------    -------------     ----------    -------------    ----------
As of March 31, 2004:
  COMPANY (CONSOLIDATED)
      Total capital                       $42,613       12.14%          $28,070        =>8.00%              N/A        N/A
      Tier 1 capital                       38,929       11.09            14,035        =>4.00               N/A        N/A
      Tier 1 leverage capital              38,929        8.13            19,153        =>4.00               N/A        N/A
   BANK
      Total capital                        41,376       11.80            28,060        =>8.00           $35,074     =>10.00%
      Tier 1 capital                       37,692       10.75            14,030        =>4.00            21,044     => 6.00
      Tier 1 leverage capital              37,692        7.92            19,027        =>4.00            23,783     => 5.00

As of March 31, 2003:
  COMPANY (CONSOLIDATED)
      Total capital                        39,076       12.05            25,950        =>8.00               N/A        N/A
      Tier 1 capital                       35,792       11.03            12,975        =>4.00               N/A        N/A
      Tier 1 leverage capital              35,792        7.41            19,299        =>4.00               N/A        N/A
   BANK
       Total capital                       35,949       11.08            25,950        =>8.00            32,437     =>10.00
       Tier 1 capital                      32,665       10.07            12,975        =>4.00            19,462     => 6.00
       Tier 1 leverage capital             32,665        6.77            19,299        =>4.00            24,124     => 5.00

=>  means equal or greater than

NOTE 11. EMPLOYEE BENEFITS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

PENSION AND SAVINGS PLANS

     As a participating employer in the Cooperative Banks Employees Retirement Association ("CBERA"), a multi-employer plan, the Bank has in effect a noncontributory defined benefit plan ("Pension Plan") and a defined contribution plan ("Savings Plan") covering substantially all eligible employees.

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

     Expenses for the Pension Plan and the Savings Plan were $449, $319 and $289 for the years ended March 31, 2004, 2003 and 2002, respectively. Forfeitures are used to reduce expenses of the plans.

EMPLOYEE STOCK OWNERSHIP PLAN

     The Bank maintains an Employee Stock Ownership Plan ("ESOP") that is authorized to purchase shares of outstanding common stock of the Company from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified defined contribution plan established for the exclusive benefit of the Bank's employees. All full-time employees who have completed one year of service with the Bank are eligible to participate in the ESOP.

     During fiscal 2002, the Company's Board of Directors authorized a loan to the ESOP to acquire up to an additional 5% of outstanding shares of Company stock. During fiscal 2003, loans to purchase up to an additional $3,200 in shares for the ESOP were authorized. At March 31, 2004, $1,942 remained available under this authorization. During fiscal 2003 and 2002, 114,864 and 7,222 shares, respectively, were purchased at a purchase price of $3,595 and $199, respectively.

     Through October 2003, the ESOP repaid its loans to the Company with funds from the Bank's contributions to the ESOP along with dividends on unallocated ESOP shares. These loans had terms of up to 20 years. In October 2003, the ESOP refinanced these loans from the Company with a third party lender. In connection with this refinancing, the Company received proceeds of $3,506, of which $2,250 was contributed to the Bank's capital. The loan bears interest at the prevailing prime rate plus 1/2% and matures in March 2012. Principal payments of $97 are to be made each quarter. The loan is collateralized by the ESOP's unallocated Company stock, a certificate of deposit of $1,200 and a pledge of the Company's stock in the Bank. In addition, the Company guarantees repayment of the loan.

     As more fully disclosed in Note 12, the Company entered into a settlement agreement with certain shareholders in August 2003. The terms of that agreement limit the ESOP's right to acquire shares through August 2005 to purchases from either PL Capital, LLC and its affiliates or former employees of the Bank, unless PL Capital, LLC and its affiliates ownership of Company stock becomes less than 5%.

     Compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company's stock have an effect on the Company's results of operations but have no effect on stockholders' equity. ESOP expense for fiscal 2004, 2003 and 2002 amounted to $332, $429 and $305, respectively.

STOCK OPTION PLAN

     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997.

        Stock option activity is as follows for the years indicated:

                                                Number of             Weighted Average
                                                  Shares            Shares Exercise Price
                                             -----------------    ------------------------
        Balance  March 31,  2001                    90,000               $17.830
          Forfeited                                   (799)               16.625
          Exercised                                (29,588)               16.617
                                                  --------
        Balance March 31,  2002                     59,613                18.448
          Exercised                                (28,139)               18.308
                                                  --------
        Balance March 31,  2003                     31,474                18.572
          Exercised                                 (2,524)               18.469
                                                  --------
        Balance March 31, 2004                      28,950                18.581
                                                  ========

     The exercise price of an option may not be less than the fair market value of the Company's common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. At March 31, 2004, 33,299 shares were reserved for issuance under the remaining plan.

     All stock options are fully vested and exercisable at the time of grant. The range of exercise prices and weighted average remaining contractual lives of outstanding stock options at March 31, 2004 are as follows:

       EXERCISE                      NUMBER                   REMAINING
         PRICE                    OUTSTANDING                   LIFE
       --------                   -----------                 ---------
        $16.625                     13,325                    6.7 years
         20.250                     15,625                    5.7 years


OTHER POST-RETIREMENT BENEFITS

     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2004 and 2003.

                                                                       2004                     2003
                                                              ---------------------     ----------------------
                                                              Life         Medical        Life        Medical
                                                              ----         -------        ----        -------
         Actuarial present value of benefits obligation:
            Retirees                                          $  (244)     $  (377)     $  (229)     $  (357)
            Fully eligible participants                           (16)         (67)         (14)         (57)
                                                              -------      -------      -------      -------
                   Total                                      $  (260)     $  (444)     $  (243)     $  (414)
                                                              =======      =======      =======      =======

         Change in projected benefit obligation:
            Accumulated benefit obligations at prior year-end $  (243)     $  (414)     $  (232)     $  (746)
            Service cost less expense component                    --           --           --           --
            Interest cost                                         (16)         (27)         (16)         (27)
            Actuarial gain (loss)                                  (1)         (27)           4          330
            Assumptions                                           (10)         (15)          (9)         (29)
            Benefits paid                                          10           39           10           58
                                                              -------      -------      -------      -------
              Accumulated benefit obligations at year-end     $  (260)     $  (444)     $  (243)     $  (414)
                                                              =======      =======      =======      =======

         Change in plan assets:
            Fair value of plan assets at prior year-end       $    --      $    --      $    --      $    --
            Actual return on plan assets                           --           --           --           --
            Employer contribution                                  10           39           10           58
            Benefits paid and expenses                            (10)         (39)         (10)         (58)
                                                              -------      -------      -------      -------
              Fair value of plan assets at current year-end   $    --      $    --      $    --      $    --
                                                              =======      =======      =======      =======

         Funded                                               $  (260)     $  (444)     $  (243)     $  (414)
         Unrecognized net obligation                               77          223           86          248
         Unrecognized prior year service                           --           --           --           --
         Unrecognized net loss (gain)                             (57)        (127)         (72)        (180)
                                                              -------      -------      -------      -------
                                                              $  (240)     $  (348)     $  (229)     $  (346)
                                                              =======      =======      =======      =======

         Reconciliation of (accrual) prepaid:
            (Accrued) prepaid pension cost at beginning
               of year                                        $  (229)     $  (346)     $  (219)     $  (371)
            Minus net periodic cost                               (21)         (41)         (20)         (33)
            Plus employer contributions, net                       10           39           10           58
                                                              -------      -------      -------      -------
            (Accrued) prepaid cost at end of year             $  (240)     $  (348)     $  (229)     $  (346)
                                                              =======      =======      =======      =======

         Benefit obligation weighted average assumption
            as of fiscal year-end:
             Discount rate                                     6.00%         6.00%        6.50%        6.50%
             Expected return on plan assets                    6.00          6.00         6.50         6.50
             Rate of compensation increase                       --            --           --           --

                                                                            1 Percentage Point Increase
                                                                ------------------------------------------------
                                                                         2004                     2003
                                                                ---------------------     ----------------------
                                                                 Life         Medical        Life        Medical
                                                                 ----         -------        ----        -------
         Impact of 1% change in health care trend rates:
            Effect on total service and interest cost components  $   N/A     $     (2)        N/A     $   (2)
            Effect on the post retirement benefit obligations         N/A           29         N/A         27

         Components of net periodic benefit cost:
            Service cost                                          $    --     $     --     $    --     $   --
            Interest cost                                              16           27          16         27
            Expected return on plan assets                             --           --          --         --
            Amortization of prior service cost                          8           25           9         25
            Recognized actuarial (gain) loss                           (3)         (11)         (5)       (19)
                                                                  -------     --------     -------     ------
                    Net periodic benefit cost                     $    21     $     41     $    20     $   33
                                                                  =======     ========     =======     ======

         Periodic benefit cost weighted average assumptions:
            Discount rate                                           6.50%        6.50%         7.25%    7.00%
            Expected return on plan assets                          6.50%        6.50%         7.25%    7.00%
            Rate of compensation increase                            --            --            --       --

     For measurement purposes, a 13.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2004. The rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2008 and remain at that level thereafter.

NOTE 12. LEGAL PROCEEDINGS (IN THOUSANDS)

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Bank had been named as defendant in a civil suit filed March 28, 2002 in Middlesex Superior Court under the caption Yi v. Central Bank in which it was alleged, inter alia, that the Bank committed an unfair or deceptive trade practice by failing to pay surplus foreclosure proceeds to a junior lien holder in 1994. Plaintiff sought damages of $165 plus interest of approximately $175 and applied for a multiple damage award under Chapter 93A of the Massachusetts General Laws which provides for up to treble damages if a violation is found to be willful or knowing. In January 2004, the parties reached a settlement, which resulted in a payment by the Bank, net of insurance, of $400, of which $350 had been accrued in the year ended March 31, 2003.

     The Company and certain present and former directors had been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates ("PL Capital") and also by Lawrence B. Seidman and affiliates ("Seidman"), respectively, current and former stockholders, in which PL Capital and Seidman had challenged the directors' determination that PL Capital and Seidman secretly acted in concert in violation of the Company's Rights Plan. On August 4, 2003, the Company and the directors, former directors and affiliated entities that were parties to the litigation entered into an Agreement (the "Agreement") with PL Capital, LLC and its affiliated persons and entities, pursuant to which all the parties settled all of the pending litigation between them and filed with the appropriate courts the filings necessary for the litigation to be dismissed. As part of the Agreement, a payment of $400, which was reimbursed by insurance, was made to PL Capital.

     The Company had been working with its insurance carrier to recover its legal defense costs, including the settlement payment noted in the preceding paragraph, incurred in connection with the PL Capital and Seidman litigation. In connection therewith, the Company received insurance recoveries of $3,093 during the year ended March 31, 2004. These recoveries have been classified with professional fees in the accompanying consolidated statements of income.

NOTE 13. FAIR VALUES OF FINANCIAL INSTRUMENTS (IN THOUSANDS)

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the intangible value inherent in deposit relationships (i.e., core deposits) and banking premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair values and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

     The following methods and assumptions were used by the Bank in estimating fair values of its financial instruments:

         CASH AND DUE FROM BANKS

     The carrying values reported in the balance sheet for cash and due from banks approximate their fair value because of the short maturity of these instruments.

         SHORT-TERM INVESTMENTS AND CERTIFICATE OF DEPOSIT

     The  carrying   values   reported  in  the  balance  sheet  for  short-term
investments and the certificate of deposit approximate fair value because of the short maturity of these investments.

         INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         LOANS AND LOANS HELD FOR SALE

     The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans.

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

         ADVANCES FROM FHLB OF BOSTON

     Fair values of non-callable advances from the FHLB of Boston are estimated based on the discounted cash flow of scheduled future payments using the respective year-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLB of Boston are estimated using the prepayment fee payable to the FHLB of Boston assuming all such advances were prepaid on the reporting date.

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

     The estimated carrying amounts and fair values of the Bank's financial instruments are as follows:

                                                                          MARCH 31, 2004                MARCH 31, 2003
                                                                     -------------------------      ------------------------
                                                                      CARRYING       ESTIMATED       CARRYING     ESTIMATED
                                                                       AMOUNT       FAIR VALUE        AMOUNT      FAIR VALUE
                                                                      --------      ----------       --------     ----------
     ASSETS
          Cash and due from banks                                    $   7,113      $   7,113         $  5,996      $  5,996
          Short-term investments                                        27,224         27,224            5,226         5,226
          Certificate of deposit                                         1,211          1,211               --            --
          Investment securities                                         83,771         83,771           61,111        61,111
          Loans held for sale                                              799            810              647           665
          Net loans                                                    353,088        358,753          386,533       392,700
          Stock in Federal Home Loan Bank of Boston, at cost             8,300          8,300            8,300         8,300
          The Co-operative Central Bank Reserve Fund                     1,576          1,576            1,576         1,576
          Accrued interest receivable                                    2,203          2,203            2,380         2,380

     LIABILITIES
          Deposits                                                    $295,920      $ 297,345         $287,959      $290,325
          Short-term borrowings                                            845            845              176           176
          Advances from FHLB of Boston                                 141,100        152,422          144,400       160,104
          ESOP loan                                                      3,311          3,311               --            --
          Advance payments by borrowers for taxes and insurance          1,182          1,182              999           999
          Accrued interest payable                                         647            647              606           606

NOTE 14. PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS (IN THOUSANDS)

     The following are the condensed financial statements for Central Bancorp, Inc. (the "Parent Company") only:

                                                                                                   March 31,
                                                                                          -----------------------------
   BALANCE SHEETS                                                                            2004             2003
   --------------------------------------------------------------------------------------------------------------------
   ASSETS
   Cash deposit in subsidiary bank                                                          $    107       $        93
   Certificate of deposit (note 11)                                                            1,211                --
   Investment in subsidiary                                                                   42,217            36,326
   ESOP loan (note 11)                                                                            --             3,660
   Other assets                                                                                   --               394
                                                                                            --------       -----------
     Total assets                                                                           $ 43,535       $    40,473
                                                                                            ========       ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accrued taxes and other liabilities                                                      $     81       $     1,030
   Total stockholders' equity                                                                 43,454            39,443
                                                                                            --------       -----------
     Total liabilities and stockholders' equity                                             $ 43,535       $    40,473
                                                                                            ========       ===========


                                                                                          Years Ended March 31,
                                                                                  --------------------------------------
  STATEMENTS OF INCOME                                                               2004            2003          2002
  ----------------------------------------------------------------------------------------------------------------------
  Dividends from subsidiary                                                         $1,000        $ 2,437     $  2,500


  Interest income                                                                       98             92           --
  Non-interest income (expenses) (note 12)                                              87         (2,006)         (466)
                                                                                    ------        -------     ---------
         Income before income taxes                                                  1,185            523         2,034
  Income tax benefit (provision)                                                       (63)           650           154
                                                                                    ------       --------     ---------
         Income before equity in undistributed net income of subsidiary              1,122          1,173         2,188
  Equity in undistributed net income of subsidiary                                   1,814          1,014           672
                                                                                    ------       --------     ---------
          Net income                                                                $2,936        $ 2,187     $   2,860
                                                                                    ======        =======     =========


                                                                                           Years Ended March 31,
                                                                                    ------------------------------------
  STATEMENTS OF CASH FLOWS                                                            2004         2003         2002
  ----------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net income                                                                     $  2,936     $ 2,187      $  2,860
     Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in undistributed net income of subsidiary                               (1,814)     (1,014)         (672)
       Decrease (increase) in other assets                                               394        (394)           --
       Increase (decrease) in accrued taxes and other liabilities                       (949)      1,030           (71)
                                                                                    --------     -------      --------
            Net cash provided by operating activities                                    567       1,809         2,117
                                                                                    --------     -------      --------
  Cash flows from investing activities:
     ESOP loans, net of repayment                                                      3,660      (3,461)         (199)
     Purchase of certificate of deposit                                               (1,200)         --            --
     Investment in subsidiary                                                         (2,366)         --            --
                                                                                     -------     -------      --------
            Net cash provided by (used in) investing activities                           94      (3,461)         (199)
                                                                                    --------     -------      --------
  Cash flows from financing activities:


     Proceeds from exercise of stock options                                              47         516           492
     Purchase of treasury stock                                                           --          --        (1,924)
     Cash dividends paid, net                                                           (682)       (727)         (669)
     Other, net                                                                          (12)        (14)           --
                                                                                    --------     -------      --------
            Net cash used by financing activities                                       (647)       (225)       (2,101)
                                                                                    --------     -------      --------
  Net increase (decrease) in cash  in subsidiary bank                                     14      (1,877)         (183)
  Cash  in subsidiary bank at beginning of year                                           93       1,970         2,153
                                                                                    --------     -------      --------
  Cash  in subsidiary bank at end of year                                           $    107     $    93      $  1,970
                                                                                    ========     =======      ========

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2004 and 2003.

                                                                              2004
                                                     ------------------------------------------------------
                                                          First      Second         Third         Fourth
                                                          -----      ------         -----         ------
Interest and dividend income.......................  $   7,023    $   6,816       $  6,576       $   6,692
Interest expense...................................      2,914        2,875          2,883           2,865
                                                     -----------------------------------------------------
     Net interest and dividend income..............      4,109        3,941          3,693           3,827
Provision for loan losses..........................         50           50             50              50
Non-interest income................................        414          163            307             242
Non-interest expenses..............................      3,003        2,756          3,017           3,625
                                                     -----------------------------------------------------
     Income before income taxes....................      1,470        1,298            933             394
Income tax.........................................        182          468            358             151
                                                     -----------------------------------------------------
     Net income....................................  $   1,288    $     830       $    575       $     243
                                                     =====================================================
Earnings per common share -- basic.................  $    0.83    $    0.54       $   0.37       $    0.16
                                                     =====================================================
Earnings per common share -- diluted...............  $    0.83    $    0.53       $   0.37       $    0.15
                                                     =====================================================

                                                                              2003
                                                     -----------------------------------------------------
                                                          First      Second         Third         Fourth
                                                          -----      ------         -----         ------
Interest and dividend income.......................  $   7,563    $   7,450       $  7,600       $   7,516
Interest expense...................................      3,283        3,334          3,248           3,007
                                                     -----------------------------------------------------
     Net interest and dividend income..............      4,280        4,116          4,352           4,509
Non-interest income................................        223           58            306             818
Non-interest expenses..............................      2,891        3,132          3,200           4,654
                                                     -----------------------------------------------------
     Income before income taxes....................      1,612        1,042          1,458             673
Income tax.........................................        585          374            548           1,091
                                                     -----------------------------------------------------
     Net income (loss).............................  $   1,027    $     668       $    910       $    (418)
                                                     =====================================================
Earnings (loss) per common share -- basic..........  $    0.64    $    0.42       $   0.58       $   (0.27)
                                                     =====================================================
Earnings (loss) per common share -- diluted........  $    0.63    $    0.42       $   0.58       $   (0.27)
                                                     =====================================================

     During the quarter ended March 31, 2004, the Bank initiated a major marketing program to promote the Bank and its new free checking product and, separately, its high-yielding money market account. Total marketing expenses during the quarter were $371, or 48% of the marketing expenses for the year ended March 31, 2004.

     During the quarter ended March 31, 2003, the Bank recognized gains on the sales of loans of $768 and impairment write-downs of certain marketable equity securities totaling $115.

     As more fully described in Note 8, the Bank provided additional income taxes of $835 in the quarter ended March 31, 2003 as a result of legislation affecting the taxation of dividends received by the Bank from its REIT subsidiary. In addition, included in non-interest expenses for the quarter ended March 31, 2003, are an accrual of $350 for the Bank's portion of the estimated cost of resolution of a commercial claim filed in 2002 and legal fees of $1,076 incurred in a dispute with certain of the Company's shareholders.

                [LETTERHEAD OF VITALE, CATURANO & COMPANY, P.C.]


             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders of Central Bancorp, Inc.:

We have audited the consolidated balance sheet of Central Bancorp, Inc. and subsidiary (the "Company") as of March 31, 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano & Company, P.C.

VITALE, CATURANO & COMPANY, P.C.

Boston, Massachusetts
April 27, 2004

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Central Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Central Bancorp, Inc. and subsidiary (the Company) as of March 31, 2003 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2003, and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ KPMG LLP

Boston, Massachusetts
April 25, 2003, except as to the fourth paragraph of Note 8, which is as of June 23, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     KPMG LLP served as the Company's independent auditors for the 2003 and 2002 fiscal years. On November 17, 2003, KPMG LLP's appointment as principal accountants was terminated and the Company engaged Vitale, Caturano & Company, P.C. ("Vitale") as its principal accountants. The engagement of Vitale was approved by the Audit Committee of the Company's Board of Directors. A representative of Vitale is expected to be present at the Annual Meeting to respond to stockholders' questions and will have the opportunity to make a statement if he or she so desires.

     KPMG LLP served as the Company's independent auditors to audit the Company's consolidated financial statements as of and for the fiscal years ended March 31, 2003 and 2002. KPMG LLP's reports on the Company's consolidated financial statements as of and for the fiscal years ended March 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the two fiscal years ended March 31, 2003 and 2002, and the subsequent interim period from April 1, 2003 through November 17, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company's officers, directors and employees.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Executive Compensation and Other Benefits" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The information required by this item is incorporated herein by reference to the section captioned "Principal Holders of Voting Securities" in the Proxy Statement.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

          The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Security Ownership of Management" in the Proxy Statement.

     (c)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

     (d)  EQUITY COMPENSATION PLANS

          The Company has adopted the 1999 Stock Option and Incentive Plan pursuant to which equity may be awarded to participants. This plan has been approved by stockholders.

     The following table sets forth certain information with respect to the Company's equity compensation plan as of March 31, 2004.

                                                                                                              (c)
                                                                                                    Number of securities
                                                (a)                                                 remaining  available
                                     Number of securities to be               (b)                    for future  issuance
                                      issued upon exercising        Weighted-average exercise     under equity compensation
                                    upon exercise of outstanding       price of outstanding        plan (excluding securities
Plan Category                       options, warrants and rights  options, warrants and rights     reflected in column (a))
-------------                       ----------------------------  ----------------------------     --------------------------
Equity compensation plans                      28,950                          $18.581                      33,299
  approved by security holders

Equity compensation plans not
  approved by security holders                     --                               --                          --
                                               ------                          -------                      ------

       Total (1)                               28,950                          $18.581                      33,299
                                               ======                          =======                      ======

------------
(1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section titled "Certain Transactions" in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Independent Auditors" in the Proxy Statement.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K.

     (1)  FINANCIAL STATEMENTS
          --------------------

          For the Financial Statements filed as part of this Annual Report on Form 10-K, reference is made to "Item 8 -- Financial Statements and Supplementary Data."

     (2)  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

     (3)  EXHIBITS
          --------

          The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(b)       REPORTS ON FORM 8-K. The Registrant filed the following Current
          --------------------
          Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 2004:

           Date of Report        Item(s) Reported     Financial Statements Filed
           --------------        ----------------     --------------------------
           January 23, 2004            7, 12                         N/A

(c)       EXHIBITS
          --------

          The following exhibits are filed as exhibits to this report.

           Exhibit No.   Description
           -----------   -----------
           3.1*          Articles of Organization of Central Bancorp, Inc.
           3.2           Amended Bylaws of Central Bancorp, Inc.
           4.1           Shareholder  Rights Agreement,  dated as of October 11, 2001, by and between Central Bancorp,  Inc. and
                         Registrar and Transfer  Company,  as Rights Agent,  as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003
           10.1*         Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 +
           10.2*         First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 +
           10.3*         Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 +
           10.4*         Third  Amendment to the  Employment  Agreement  between the Bank and John D. Doherty,  dated January 8,
                         1999 +
           10.5*         Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 +
           10.6*         Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 +
           10.7*         Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 +
           10.8*         Amendments to Severance  Agreements  between the Bank and Messrs.  Feeley,  Kearn and Morrissey,  dated
                         January 8, 1999. +
           10.09**       1999 Stock Option and Incentive Plan +
           10.10***      Deferred Compensation Plan for Non-Employee Directors  +
           10.11         Senior Management Incentive Plan, as amended +
           10.12****     Severance Agreement between the Bank and Michael K. Devlin, dated February 25, 2002. +
           14*****       Code of Ethics
           21            Subsidiaries of Registrant
           23.1          Consent of Vitale, Caturano & Company, P.C.
           23.2          Consent of KPMG LLP
           31.1          Rule 13a-14(a) Certification of Chief Executive Officer
           31.2          Rule 13a-14(a) Certification of Chief Financial Officer
           32            Section 1350 Certifications

     --------------

+      Management contract or compensatory plan.

* Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.

** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

*** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

**** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the SEC on June 28, 2002.

***** Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CENTRAL BANCORP, INC.

Date:  June 25, 2004         By: /s/ John D. Doherty
                                 ----------------------------------------------
                                 John D. Doherty
                                 Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John D. Doherty                                                         Date:  June 25, 2004
    -------------------------------------------------
       John D. Doherty
       Chairman, President and Chief Executive Officer

By: /s/ Michael K. Devlin                                                       Date:  June 25, 2004
    -------------------------------------------------
       Michael K. Devlin
       Senior Vice President, Treasurer
       and Chief Financial Officer
       (Principal Financial and Accounting Officer)

By: /s/ Gregory W. Boulos                                                       Date:  June 25, 2004
    -------------------------------------------------
       Gregory W. Boulos
       Director

By: /s/ Paul E. Bulman                                                          Date:  June 25, 2004
    -------------------------------------------------
       Paul E. Bulman
       Director

By: /s/ Joseph R. Doherty                                                       Date:  June 25, 2004
    -------------------------------------------------
      Joseph R. Doherty
      Director

By: /s/ Richard J. Fates                                                        Date:  June 25, 2004
    -------------------------------------------------
       Richard J. Fates
       Director

By: /s/ Richard J. Lashley                                                      Date:  June 25, 2004
    -------------------------------------------------
       Richard J. Lashley
       Director

By: /s/ James F. Linnehan                                                       Date:  June 25, 2004
    -------------------------------------------------
       James F. Linnehan
       Director

By: /s/ Albert J. Mercuri, Jr.                                                  Date:  June 25, 2004
    -------------------------------------------------
       Albert J. Mercuri, Jr.
       Director

By: /s/ John J. Morrissey                                                       Date:  June 25, 2004
    -------------------------------------------------
       John J. Morrissey
       Director

By: /s/ Edward F. Sweeney, Jr.                                                  Date:  June 25, 2004
    -------------------------------------------------
       Edward F. Sweeney, Jr.
       Director