Form 10-K/A
period 2004-03-31
CENTRAL BANCORP INC /MA/
filed 2004-07-27
CIK 1076394

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           --------------------------

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

================================================================================

EXPLANATION FOR AMENDMENT:

     The Annual Report on Form 10-K of Central Bancorp, Inc. (the "Company") for the fiscal year ended March 31, 2004 (the "2004 Form 10-K") filed with the Securities and Exchange Commission (the "Commission") on June 28, 2004 is being amended hereby to include the items listed below:

         ITEM            DESCRIPTION
         ----            -----------
         Item 10.        Directors and Executive Officers of the Registrant
         Item 11.        Executive Compensation
         Item 12.        Security Ownership of Certain Beneficial Owners and
                          Management and Related Stockholder Matters
         Item 13.        Certain Relationships and Related Transactions
         Item 14.        Principal Accountant Fees and Services
         Item 15.        Exhibits, Financial Statement Schedules, and Reports on
                          Form 8-K


     As originally filed, the Company's 2004 Form 10-K incorporated the information required by Items 10, 11, 12, 13 and 14 of Form 10-K by reference to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction G.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended March 31, 2004 as required by Instruction G.(3), Items 10, 11, 12, 13 and 14 in Part III of the 2004 Form 10-K are hereby amended by deleting the texts thereof in their entirety and substituting therefore the following text. In addition, the Company is furnishing updated Exhibits 31.1, 31.2 and 32, which requires that the full text of Item 15 be amended, pursuant to Exchange Act Rule 12b-15. Therefore, Item 15 in Part IV of the 2004 Form 10-K is also hereby amended by deleting the text thereof in its entirety and substituting the following text.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Set forth below is information about the directors, nominees for director and executive officers and significant employees of the Company. The Board of Directors is divided into three classes. Directors serve for three-year terms with one class of directors standing for election each year. Executive officers are elected annually by the Board of Directors. Directors Joseph R. Doherty, Gregory W. Boulos and John D. Doherty were appointed as directors of the Company in 1998 in connection with the incorporation and organization of the Company. All other directors were appointed to the Board of Directors of the Company in the years indicated on the table below. Unless indicated otherwise, the positions stated for each individual are positions held in the Company's principal subsidiary, Central Co-operative Bank (the "Bank"), and the positions stated are positions which are currently held.

                                                                                           Year First
                                                                                           Elected or
                                                                                            Appointed            Present
                                                             Positions with                Director of           Term to
Name                                    Age                   the Company                Company or Bank          Expire
----                                    ---                  --------------              ---------------         -------

Joseph R. Doherty                       80        Director of the Company and the Bank        1958                 2006
Gregory W. Boulos                       47        Director of the Company and the Bank        1998                 2004
John D. Doherty                         47        Chairman of the Board, President            1983                 2004
                                                  and Chief Executive Officer of the
                                                  Company, the Bank, Central
                                                  Securities Corporation and Central
                                                  Preferred Capital Corporation
Paul E. Bulman                          66        Director of the Company and the Bank        2002                 2005
James F. Linnehan                       83        Director of the Company and the Bank        2003                 2005
Richard J. Fates                        59        Director of the Company and the Bank        2002                 2005
Albert J. Mercuri, Jr.                  47        Director of the Company                     2003                 2004
Edward F. Sweeney, Jr.                  63        Director of the Company and the Bank        2003                 2006
Richard J. Lashley                      46        Director of the Company and the Bank        2003                 2006
John J. Morrissey                       37        Director of the Company                     2003                 2005
David W. Kearn                          62        Senior Vice President - Lending;             --                   --
                                                  Director of Central Securities
                                                  Corporation and Central Securities
                                                  Corporation II
Michael K. Devlin                       53        Senior Vice President,                       --                   --
                                                  Treasurer/Chief Financial
                                                  Officer of the Company
                                                  and the Bank; Treasurer and
                                                  Director of Central Securities
                                                  Corporation and Central Securities
                                                  Corporation II
Paul S. Feeley                          57        Senior Vice President and                    --                   --
                                                  Chief Information Officer of the
                                                  Company and the Bank
William P. Morrissey                    76        Senior Vice President - Corporate            --                   --
                                                  Affairs of the Company and the Bank


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

     JOHN D. DOHERTY is the Chairman, President and Chief Executive Officer of the Company and President and Chief Executive Officer of the Bank. He was elected President of the Bank in April 1986. As President, Mr. Doherty is responsible for the day-to-day operations of the Bank and reports on the Bank's operations directly to the Board of Directors. Commencing April 1992, Mr. Doherty also became the Chief Executive Officer of the Bank. In November 2002, Mr. Doherty became Chairman of the Board of the Company. Mr. Doherty also serves as the president and a director of the Bank's subsidiaries, Central Securities Corporation and Central Securities Corporation II. He has been employed by the Bank in various capacities since 1981. Mr. Doherty holds an M.B.A. degree from Boston University and a B.A. in Business Administration from Babson College. Mr. Doherty is Chairman of the Co-operative Central Bank and a Trustee of the Co-operative Banks Employees Retirement Association. He is a member of the Somerville Kiwanis Club, a former director of the Somerville Chamber of Commerce, former Treasurer of the Woburn Development Corporation and a former member of the Somerville High School Scholarship Committee, the Woburn Kiwanis Club, and the Needham Business Association and a past president of the Economy Club of Cambridge. Mr. Doherty is the son of Board member Joseph R. Doherty.

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

     JOHN J. MORRISSEY is a partner with the law firm of Quinn and Morris in Boston, Massachusetts. Since 1999, he has served as a member of the Board of Bar Overseers' Hearing Committee for Plymouth and Norfolk Counties in Massachusetts, which investigates complaints of attorney misconduct and makes findings and recommendations for discipline to the Supreme Judicial Court. Since 2000, Mr. Morrissey has served as a member of the Medical Malpractice Tribunal for Suffolk County, Massachusetts, which hears medical malpractice claims to determine if the evidence is sufficient for judicial inquiry without posting a statutory bond. Mr. Morrissey also serves as a member of the Board of Governors of the Massachusetts Academy of Trial Attorneys and as a Regional Delegate of the Massachusetts Bar Association. John J. Morrissey is the son of William P. Morrissey, the Company's and the Bank's Senior Vice President for Corporate Affairs.

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

     RICHARD J. LASHLEY is a Principal, and co-founder and co-owner, of PL Capital, LLC, an investment management and investment banking firm located in Naperville, Illinois, specializing in the banking and financial services industries. He also is a General Partner, and co-founder and co-manager, of the following investment partnerships: Financial Edge Fund, LP (since 1996),
Financial Edge-Strategic Fund, LP (since September 1998) and Goodbody/PL Capital, LP (since December 2000). PL Capital, LLC, Financial Edge Fund, LP, Financial Edge-Strategic Fund, LP, Goodbody/PL Capital, LLC and Goodbody/PL Capital, LP collectively beneficially own in excess of 5% of the Company's outstanding Common Stock. See "Principal Holders of Voting Securities." From 1998 to 2001, he served as Managing Member of Bureaus/PL Portfolio LLC, Evanston, Illinois, an investor in non-performing credit card receivables. He has served since 1997 as an advisory board member of Clever Ideas-LeCard, Inc., Chicago, Illinois, a specialty finance and marketing company. He served as a director of Haven Bancorp, Inc., Westbury, New York, from 2000 to 2001, Security Financial Bancorp, Inc., St. John, Indiana, from 2000 to 2003 and Franklin Bancorp, Inc., Southfield, Michigan, from 2001 to 2004.

     EDWARD F. SWEENEY, JR. has served since December 2002 as a Business Consultant to the Malden Redevelopment Authority, an agency funded by the Department of Housing and Urban Development to work with communities to promote home ownership for low and moderate income families. Mr. Sweeney has also served since March 1990 as a Commissioner, and is a former Chairman, of the Malden Housing Authority, an agency that provides and manages housing for seniors and disabled persons. From December 2000 to September 2002 he was a Field Auditor with RGIS Inc. of Belmont, Massachusetts, where he conducted field audits of retail clients and schedules assignments for staff auditors. From June to December 2000, Mr. Sweeney served as a financial consultant to New England Credit Union Services, Inc., in Southborough, Massachusetts, where he advised credit unions on financial, structural and strategic issues. From May 1998 to December 2000, he served as Senior Vice President of US Trust, a $6 billion multi-bank holding company in Boston, Massachusetts. In this capacity, Mr. Sweeney reported directly to the Chairman and Chief Executive Officer and was responsible for instituting action plans for potential bank acquisitions, bank activity and expanded banking power. From 1996 to May 1998, Mr. Sweeney served as Senior Vice President of Somerset Savings Bank, Somerville, Massachusetts, a $500 million bank, where he was responsible for review of loan administration, liaison with the bank's outside counsel, external auditors and regulatory authorities. From 1994 to 1996, Mr. Sweeney was President, Chief Executive Officer and a Director of Meetinghouse Co-Operative Bank in Dorchester, Massachusetts. From 1966 to 1994, Mr. Sweeney served with the Division of Banking for the Commonwealth of Massachusetts. He was Senior Deputy Commissioner from 1992 to 1994, Deputy Commissioner of Stock Institutions from 1989 to 1992 and Deputy Commissioner of Thrift Institutions from 1978 to 1989.

     DAVID W. KEARN, 62, joined the Bank in June 1993 and currently serves as the Senior Vice President - Lending of the Company and the Bank. From 1990 to 1993, Mr. Kearn was a Vice President of Loan Administration at Somerset Savings Bank, Somerville, Massachusetts and was Senior Vice President/Branch Administration at United States Trust Company from 1987 to 1990. He serves on the Board of Directors of the Somerville Boys Club. He also serves as a director of the Bank's subsidiaries, Central Securities Corporation and Central Securities Corporation II.

     MICHAEL K. DEVLIN, 53, joined the Bank in February 2002 and serves as Senior Vice President, Treasurer and Chief Financial Officer of the Company and the Bank. He also serves as a director and treasurer of the Bank's subsidiaries, Central Securities Corporation and Central Securities Corporation II. From 1997 until joining the Bank, Mr. Devlin, who is a Certified Public Accountant, was a Financial Consultant to the banking industry in Massachusetts. Between 1973 and 1997, he was a member of the accounting and business advisory practice of Arthur Andersen LLP, where he served as a partner for 11 years.

     PAUL S. FEELEY, 57, joined the Bank in July 1997 as Senior Vice President, Treasurer and Chief Financial Officer and became Senior Vice President and Chief Information Officer of the Company and the Bank in February 2002. Mr. Feeley is a member of the Financial Managers Society of which he is a former local chapter President and National Director. He is also a member of the Massachusetts Society of CPAs and serves on its Financial Institutions Committee. From 1993 to 1997, Mr. Feeley was Senior Vice President and Treasurer of Bridgewater Credit Union. Prior to 1993, Mr. Feeley was Executive Vice President, Chief Financial Officer and Clerk of the Corporation at The Cooperative Bank of Concord, Acton, Massachusetts.

     WILLIAM P. MORRISSEY, 76, joined the Bank in November 1992 and serves as Senior Vice President for Corporate Affairs representing the Company and the Bank in outside banking and business organizations. Mr. Morrissey is former chairman and a current member of the Board of the Federal Home Loan Bank of Boston. Prior to 1986, Mr. Morrissey served as Executive Vice President for Corporate Affairs at The Boston Five Cents Savings Bank, and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the Exchange Act, the Company's officers and directors and all persons who own more than ten percent of the Common Stock ("Reporting Persons") are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company's review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations from such persons that no annual report of changes in beneficial ownership were required, the Company believes during the fiscal year ended March 31, 2004 all Reporting Persons have complied with these reporting requirements, except that Directors Lashley and Sweeney each filed one late report on Form 3.

AUDIT COMMITTEE

     The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Company's Audit Committee meets quarterly to review reports prepared by the Company's internal auditing firm. In addition, the Audit Committee engages the Company's independent auditors with whom it meets to review the planning for and the results of the annual audit of the Company's consolidated financial statements. The members of the Audit Committee are Directors James F. Linnehan (Chairman), Richard J. Fates and Albert J. Mercuri, Jr. All of the members of the Audit Committee are independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards. The Company's Board of Directors has determined that one member of the Audit Committee, James F. Linnehan, qualifies as an "audit committee financial expert" as defined in Section 401(h) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. Director Linnehan is "independent," as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

NOMINATION PROCEDURES TO BE FOLLOWED BY STOCKHOLDERS

     Any stockholder wishing to recommend a candidate for consideration by the Nominating Committee as a possible director nominee for election at an upcoming annual meeting of stockholders must provide written notice to the Nominating Committee of such stockholder's recommendation of a director nominee no later than March 31 preceding the annual meeting of stockholders. Notice should be provided to: Secretary and Clerk, Central Bancorp, Inc., 399 Highland Avenue, Somerville, Massachusetts 02144.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to the Company's Officers, directors and employees. The Code of Ethics was filed with the SEC on April 13, 2004 in a Current Report on Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Summary Compensation Table. The following table sets forth cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer and the four other most highly compensated executive officers of the Company in fiscal year 2004 (the "Named Executive Officers").

                                                                                              Long-Term
                                                                                             Compensation
                                                                                             ------------
                                                                                                Awards
                                                              Annual Compensation            ------------
                                                          ----------------------------        Securities
    Name and                       Fiscal                              Other Annual           Underlying      All Other
Principal Position                  Year       Salary     Bonus (1)   Compensation (2)          Options    Compensation (3)
------------------                  ----       ------     ---------   ----------------         -------     ----------------
John D. Doherty                     2004    $  298,102    $     --       $      --                --        $  38,097
  President and Chief               2003       286,144      66,214              --                --           40,867
  Executive Officer                 2002       272,160          --              --                --           31,842

Michael K. Devlin                   2004       153,866          --              --                --           14,757
  Senior Vice President,            2003       147,694      28,904              --                --            1,267
  Treasurer and Chief               2002        11,346          --              --                --               --
  Financial Officer

David W. Kearn                      2004       146,231          --              --                --           27,300
  Senior Vice President/            2003       140,365      27,469              --                --           24,653
  Lending                           2002       133,505          --              --                --           20,644

Paul S. Feeley                      2004       136,263          --              --                --           18,325
  Senior Vice President/            2003       130,797      25,597              --                --           13,330
  Chief Information Officer         2002       124,405          --              --                --           12,874

William P. Morrissey                2004       153,543          --              --                --           25,955
  Senior Vice President for         2003       131,496      25,734              --                --           22,607
  Corporate Affairs                 2002       121,133          --              --                --           19,359


--------------
(1)      Reflects fiscal year for which bonus was earned.
(2) Does not include perquisites which totaled less than ten percent of annual salary and bonus.
(3)      For fiscal year 2004, consists of $5,000, $3,738, $4,429, $816 and
         $4,416, respectively, in Company contributions to the defined contribution retirement plan, the value of 796, 255, 555, 431 and 552 shares, based on $34.99 per share (the last reported sale price of such shares on the effective date of the allocation, October 31, 2003), allocated to the ESOP accounts of Messrs. Doherty, Devlin, Kearn, Feeley and Morrissey, respectively, and $2,160, $2,079, $1,980, $1,854 and $780 in paid life insurance premiums for Messrs. Doherty, Devlin, Kearn, Feeley and Morrissey, respectively.

     OPTION EXERCISES AND FISCAL YEAR-END VALUES. The following table sets forth information regarding the values of options held by the Named Executive Officers at the end of fiscal year 2004. No option grants were made to any of the Named Executive Officers in fiscal year 2004, and no Named Executive Officer exercised options during fiscal year 2004.


                                            NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                           UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                         OPTIONS AT FISCAL YEAR-END          AT FISCAL YEAR-END (1)
                                         ---------------------------        ------------------------
NAME                                     EXERCISABLE   UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
----                                     -----------   -------------        -----------  -------------

John D. Doherty                                  --            --             $     --      $   --
David W. Kearn                                8,878            --              173,368          --
Paul S. Feeley                                3,122            --               56,347          --
William P. Morrissey                          5,370            --              104,866          --
Michael K. Devlin                                --            --                   --          --


--------
(1) Value is based on the difference between the aggregate market value of shares underlying the unexercised in-the-money options at March 31, 2004 ($38.00 per share based on the closing sale price reported on the Nasdaq National Market SM) and the aggregate exercise price of these options. Options are considered in-the-money if the value of the underlying securities exceeds the exercise price of the options.

     EMPLOYMENT AND SEVERANCE AGREEMENTS. The Bank has entered into an employment agreement (the "Employment Agreement") with John D. Doherty,
President. The Employment Agreement provides for a term of five years and an automatic annual extension of the term of employment for an additional one-year period beyond the then-effective expiration date unless either the Bank or John
D. Doherty gives written notice that the Employment Agreement will not be extended further. The current base annual salary of John D. Doherty is $298,102. The Employment Agreement also provides for annual salary review by the Board of Directors, as well as inclusion of John D. Doherty in any discretionary bonus plans, customary fringe benefits, vacation and sick leave and disability payments of the Bank. The Employment Agreement is terminated upon death and is terminable by the Bank for "just cause" as defined in the Employment Agreement. If the Bank terminates John D. Doherty without just cause, he is entitled to a continuation of his salary for the remaining term of the Employment Agreement. John D. Doherty may terminate the Employment Agreement upon 90 days notice to the Bank.

     The Employment Agreement provides that in the event of his involuntary termination of employment in connection with, or within three years after, any change in control of the Bank or the Company, John D. Doherty will be paid within 10 days of such termination an amount equal to the difference between (i)
2.99 times his "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under
Section 280G(b)(2) of the Internal Revenue Code, that John D. Doherty receives on account of the change in control. The term "change in control" is defined as the acquisition, by any person or entity, of the ownership, holding or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, under the Employment Agreement, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Employment Agreement also provides for a similar lump sum payment to be made in the event of John D. Doherty's voluntary termination of employment within three years following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by John D. Doherty, including (i) the requirement that he perform his principal executive functions more than 35 miles away from his primary office, (ii) a reduction in his base compensation as in effect prior to the change in control,
(iii) the failure of the Bank to provide John D. Doherty with compensation and benefits substantially similar to those provided to him at the time of the change in control under any employee benefit plans in which he becomes a participant, (iv) the assignment to John D. Doherty of material duties and responsibilities other than those normally associated with his position with the Bank, and (v) a material reduction in his authority and responsibility. In the event that a dispute arises between John D. Doherty and the Bank, as to the terms or interpretation of the Employment Agreement, John D. Doherty will be reimbursed for all reasonable expenses arising from such dispute. Payments made under these "change in control" provisions are in lieu of any rights to which John D. Doherty would be entitled in the event his employment was terminated without just cause. If the change in control provisions had been triggered as of March 31, 2004, John D. Doherty would have received up to approximately $1,046,000.

     The Bank has entered into severance agreements (the "Severance Agreements") with David W. Kearn, Senior Vice President/Lending, Michael K. Devlin, Senior Vice President, Treasurer, and Chief Financial Officer, Paul S. Feeley, Senior Vice President/Chief Information Officer and William P. Morrissey, Senior Vice President for Corporate Affairs. The Severance Agreements each provide for a term of three years and an automatic annual extension of the term for an additional one-year period beyond the then-effective expiration date, unless either the Bank or Messrs. Kearn, Devlin, Feeley or Morrissey gives written notice that the Severance Agreement will not be extended further. The Severance Agreements provide that in the event of their involuntary termination of employment in connection with, or within one year after, any change in control of the Company or the Bank, Messrs. Kearn, Devlin, Feeley and Morrissey will be paid within 10 days of such termination an amount equal to two times their annual base salary at the rate just prior to the change in control provided, however, the amount received shall in no event exceed the difference between (i)
2.99 times their "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other parachute payments, as defined under
Section 280G(b)(2) of the Internal Revenue Code, that they receive on account of the change in control. "Control" generally refers to the acquisition, by any person or entity, of the ownership, holding, or power to vote more than 25% of the Company's or the Bank's voting stock, the control of the election of a majority of the Company's or the Bank's directors, or the exercise of a controlling influence over the management or policies of the Company or the Bank. In addition, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute a majority of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The Severance
Agreements also provide for a similar lump sum payment in the event of Messrs. Kearn's, Devlin's, Feeley's or Morrissey's voluntary termination of employment within one year following a change in control, upon the occurrence, or within 90 days thereafter, of certain specified events following a change in control, which have not been consented to in writing by Messrs. Kearn, Devlin, Feeley or Morrissey, including (i) the requirement that they perform their principal executive functions more than 35 miles away from their primary office, (ii) a reduction in the their base compensation as in effect prior to the change in control, (iii) the failure of the Company or the Bank to provide them with compensation and benefits substantially similar to those provided to them at the time of the change in control under any employee benefit plans in which they become a participant, (iv) the assignment to them of material duties and responsibilities other than those normally associated with their position with the Bank, and (v) a material reduction in their authority and responsibility. In the event that a dispute arises between Messrs. Kearn, Devlin, Feeley or Morrissey and the Bank, as to the terms or interpretation of the Severance Agreements, they will be reimbursed for all reasonable expenses arising from such dispute. If the change in control provisions had been triggered as of March 31, 2004, Messrs. Kearn, Devlin, Feeley and Morrissey would have received up to approximately $292,000, $308,000, $273,000 and $307,000, respectively.

     PENSION PLAN. The following table illustrates the maximum estimated annual benefits payable upon retirement pursuant to the Bank's defined benefit pension plan based upon the pension plan formula for specified final average earnings and specified years of service.

      Final                                                Years of Service
     Average       ---------------------------------------------------------------------------------------------------
    Earnings             10               15               20              25               30               35
    --------       ---------------------------------------------------------------------------------------------------
   $ 25,000        $    2,500       $     3,750      $     5,000     $     6,250      $     7,500      $     8,750
     50,000             5,330             7,996           10,661          13,326           15,991           18,656
    100,000            12,830            19,246           25,661          32,076           38,491           44,906
    150,000            20,330            30,496           40,661          50,826           60,991           71,156
    175,000            24,080            36,121           48,161          60,201           72,241           84,281
    200,000            27,830            41,746           55,661          69,576           83,491           97,406
    250,000            28,080            42,121           56,161          70,201           84,241           98,282
    300,000            28,080            42,121           56,161          70,201           84,241           98,282

     Benefits are hypothetical amounts only. Currently, the maximum annual benefit payable under the pension plan is $165,000. Final average earnings in excess of $228,973 are not covered under the pension plan for pre-1994 accruals, and final average earnings in excess of $201,667 are not covered under the pension plan for post-1993 accruals. "Final average earnings," which are based upon a participant's highest three consecutive years of compensation, consist of compensation that would appear under the "Salary" and "Bonus" columns of the Summary Compensation Table. Benefits under the pension plan become 100% vested over a six-year period, with 20% of such benefits vesting upon the completion of each of the second through sixth years of credited service under the pension plan. As of March 31, 2004, Messrs. Doherty, Kearn, Devlin, Feeley and Morrissey had approximately 23, 11, two, six and 11 years, respectively, of credited service under the pension plan. Benefits set forth in the preceding table are computed as a single life annuity and are not subject to any deduction for Social Security or other offset amounts.

DIRECTOR COMPENSATION

     Directors of the Company and the Bank are each paid a fee of $950 and $450, respectively, per Board meeting attended. The Chairman of the Company's Audit Committee and the Bank's Finance and Security Committees each are paid a fee of $660 for each meeting of the respective committee which they attend in their capacities as chairman. Members of the Audit, Finance and Security Committees each receive a fee of $350 per meeting attended. The President does not receive any director's or committee fees. Former Director Terence D. Kenney, who retired from the Board of Directors in August 2003, receives $567 per month as a consulting fee for services rendered in connection with the Bank's Woburn branches. Bank Chairman Joseph R. Doherty receives group health and life insurance benefits under the Bank's group plans. Premiums paid by the Bank on behalf of Joseph R. Doherty amounted to $4,240 during the year ended March 31, 2004.

     The Company has established a Deferred Compensation Plan for Non-Employee Directors pursuant to which directors who are not employees of the Company or the Bank are eligible to defer all or a portion of their director fees. Deferred fees are credited to an account in a grantor trust and invested in shares of the Common Stock. Shares allocated to a director's account are to be paid out in equal annual installments over a three-year period beginning six months after the director ceases to be a director. Shares held in the Deferred Compensation Plan for Non-Employee Directors are voted by the trustees in accordance with the direction of the Company's Board of Directors. During the year ended March 31, 2004, 904, 459, 87, 52 and 322 shares were credited to the accounts of Directors Boulos, Bulman, Mercuri and Morrissey and former Director Nancy Neri, respectively, who were the only directors participating in the Deferred Compensation Plan for Non-Employee Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     GENERAL. For fiscal year 2004, the function of administering the Company's executive compensation policies was performed by the Finance Committee (the "Committee") of the Board of Directors of the Bank, which is composed entirely of independent directors. This Committee is responsible for developing and making recommendations to the Board concerning compensation paid to the Chief Executive Officer and for overseeing all aspects of the Company's executive compensation program, including employee and executive benefit plans.

Because the Company does not have any executive officers who are not also executive officers of the Bank, this discussion refers to the executive officers of the Bank, rather than the Company. In April 2004, the Company's Board of Directors established a Compensation Committee composed entirely of independent directors to administer the Company's executive compensation policies.

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

     Management Incentive Program. The Bank has a management incentive program which provides cash incentives payments to eligible members of management provided that certain corporate performance criteria are met. This plan is reviewed and performance goals are evaluated annually. Under the Incentive Plan, eligible officers may receive bonuses equal to a specified percentage of their salary provided that established performance goals have been satisfied. Performance goals for fiscal 2004 were based solely on return on average assets. The Incentive Plan provides for increased incentives if corporate performance goals are exceeded.

     Stock Options. To better align the interests of management with those stockholders and to promote long-term performance, the Committee has determined that it should have the ability to compensate officers through grants of stock options based on their contribution to the achievement of corporate performance goals and individual merit. For each fiscal year, the Committee reserves a specified number of options for grant to eligible executive officers with one half of such options reserved for contribution grants and half for merit grants. All options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant and a term of ten years. Option grants, however, are discretionary with the Committee, and no options were granted during fiscal 2004.

     Compensation of Chief Executive Officer. For fiscal year 2004, the Committee determined to increase the Chief Executive Officer's base salary by approximately 3.5% after considering a variety of factors, including the salary ranges previously established, the relative positions of the Chief Executive Officer and other executive officers within those ranges and an analysis of salaries being paid by Northeast commercial banks and savings institutions in the asset range of $250 million to $500 million. Based on the Bank's performance relative to the targets established under the Management Incentive Plan, the Chief Executive Officer received no cash bonus in fiscal 2004.

                        MEMBERS OF THE FINANCE COMMITTEE
                        (as the Compensation Committee)

                                GREGORY W. BOULOS
                                 PAUL E. BULMAN
                             EDWARD F. SWEENEY, JR.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company and the Bank had no "interlocking" relationships that existed during the year ended March 31, 2004 in which (i) any executive officer of the Company or the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity (other than the Bank and Company), one of whose executive officers served on the Audit Committee of the Company or the Finance Committee of the Bank, (ii) any executive officer of the Company or the Bank served as a director of another entity, one of whose executive officers served on the Audit Committee of the Company or the Finance Committee of the Bank, or (iii) any executive officer of the Company or the Bank served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity (other than the Company and Bank), one of whose executive officers served as a member of the Company or the Bank's Board of Directors. No member of the Audit Committee of the Board of Directors of the Company or Finance Committee of the Bank was (a) an officer or employee of the Company or the Bank or any of its subsidiaries during the fiscal year ended March 31, 2004, (b) a former officer of the Company or the Bank or any of its subsidiaries, or (c) an insider (i.e., director, officer, director or officer nominee, greater than 5% stockholder, or immediate family member of the foregoing) of the Company and directly or indirectly engaged in transactions with the Company, the Bank, or any subsidiary involving more than $60,000 during the fiscal year ended March 31, 2004.

STOCK PRICE PERFORMANCE GRAPH

     The graph and table which follow show the cumulative total return on the Common Stock of the Company from March 31, 1999 through March 31, 2004 compared with the cumulative total return of (i) an index of Nasdaq banks and (ii) the S&P 500 Index (the "S&P 500"). Cumulative total return on the stock or the index equals the total increase in value since March 31, 1999, assuming reinvestment of all dividends paid on the stock or the index, respectively. The graph and table were prepared assuming that $100 was invested at the closing price on March 31, 1999 in the Common Stock of the Bank and in each index. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.

                       CUMULATIVE TOTAL SHAREHOLDER RETURN
                  COMPARED WITH PEFORMANCE OF SELECTED INDICES

     [Line graph appears here depicting the cumulative total shareholder return of $100 invested in the Common Stock as compared to $100 invested in all companies whose equity securities are traded on the S&P 500 and the Nasdaq Banks Index. Line graph plots the cumulative total return from March 31, 1999 to March 31, 2004. Plot points are provided below.]



------------------------------- ----------- ------------ ----------- ---------- ---------- ----------
                                 3/31/99      3/31/00     3/31/01     3/31/02    3/31/03    3/31/04
------------------------------- ----------- ------------ ----------- ---------- ---------- ----------
Central Bancorp, Inc.             $100.00     $  90.49     $112.04    $175.78     $199.98    $247.20
------------------------------- ----------- ------------ ----------- ---------- ---------- ----------
S&P 500                            100.00       117.94       92.37      92.59       69.67      94.15
------------------------------- ----------- ------------ ----------- ---------- ---------- ----------
NASDAQ Banks Index                 100.00        89.68      113.14     143.80      137.14     189.93
------------------------------- ----------- ------------ ----------- ---------- ---------- ----------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). The following table sets forth certain information as to those persons who the Company believes were the beneficial owners of more than five percent (5%) of the Company's outstanding shares of Common Stock as of June 30, 2004.

                                                                                     Percent of Shares
Name and Address                                          Amount and Nature           of Common Stock
of Beneficial Owner                                     Beneficial Ownership (1)      Outstanding (2)
-------------------                                     ------------------------      ---------------
Central Co-operative Bank
   Employee Stock Ownership Plan Trust
399 Highland Avenue
Somerville, Massachusetts  02144                              239,706  (3)                 14.40%

John D. Doherty
Joseph R. Doherty
Joseph R. Doherty Family Limited
   Partnership, L.P.
399 Highland Avenue
Somerville, Massachusetts  02144                              212,877  (4)                 12.79

Jeffrey L. Gendell
Tontine Financial Partners, L.P.
Tontine Management, L.L.C.
200 Park Avenue, Suite 3910
New York, New York 10166                                      161,400  (5)                  9.69

Financial Edge Fund, L.P.
Financial Edge - Strategic Fund, L.P.
Goodbody/PL Capital, L.P.
PL Capital, LLC
Goodbody/PL Capital, LLC
John Wm. Palmer
Richard J. Lashley
Richard J. Fates
20 East Jefferson Avenue, Suite 22
Naperville, Illinois  60540
Richard Fates
95 Rock Maple Avenue
Hamilton, Massachusetts  01982                                154,268  (6)                 9.27

Mendon Capital Advisors Corp.
Anton Villars Schutz
150 Allens Creek Road
Rochester, New York  14618                                    126,100  (7)                 7.57

------------

(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Common Stock as to which he or she has sole or shared voting or investment power, or has a right to acquire beneficial ownership at any time within 60 days of June 30, 2004. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the listed persons have direct ownership and sole voting and dispositive power.
(2) For purposes of calculating percentage ownership, the number of shares of Common Stock outstanding includes any shares which the beneficial owner has the right to acquire within 60 days of June 30, 2004.
(3) Of the shares beneficially owned by the Central Co-operative Bank Employee Stock Ownership Plan Trust ("ESOP"), 127,425 shares have been allocated to participating employees over which shares Directors Boulos and Bulman, as co-trustees of the ESOP (the

     "ESOP Trustees"), may be deemed to have shared voting and sole investment power, and 112,281 shares have not been allocated, as to which shares the ESOP Trustees generally would vote in the same proportion as voting directions received from voting ESOP participants.
(4) Includes 14,633 shares of Common Stock allocated to the account of John D. Doherty in the ESOP. John D. Doherty disclaims beneficial ownership of any shares held by Joseph R. Doherty or the Joseph R. Doherty Family Limited Partnership, L.P., and Joseph R. Doherty and the Joseph R. Doherty Family Limited Partnership, L.P. disclaim beneficial ownership of any shares held by John D. Doherty.
(5) According to their statement on Schedule 13G as amended filed January 22, 2002, each of the reporting persons shares voting and dispositve power over the listed shares.
(6) According to Amendment No. 16 to their Schedule 13D, filed August 12, 2003, includes 113,900 and 27,100 shares owned by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members, 12,168 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and 600 and 500 shares beneficially owned by Messrs. Lashley and Fates, respectively, in their individual capacities.
(7) According to their statement on Schedule 13G as amended filed February 17, 2004, each of the reporting persons shares voting and dispositive power over the listed shares. Additionally, based on information filed in a
     Schedule 13G with the U.S. Securities and Exchange Commission on February 17, 2004 by Burnham Financial Services Fund ("Burnham"), Burnham beneficially owns 113,100 of the listed shares. Burnham is a registered investment company that has delegated its sole right to vote and dispose of such shares to Mendon Capital Advisors Corp. ("Mendon") in Mendon's capacity as an investment sub-adviser.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of June 30, 2004, the beneficial ownership of the Common Stock by each of the Company's directors, nominees and Named Executive Officers, and by all directors, nominees and executive officers as a group.

                                                               BENEFICIAL OWNERSHIP (1)
                                                    ------------------------------------------------
                                                     NUMBER                        PERCENTAGE OF
NAME                                                OF SHARES                  SHARES OUTSTANDING(2)
----                                                ---------                  ---------------------
James F. Linnehan                                         70                          *%
Richard J. Fates                                         500                          *
Paul E. Bulman                                            40   (3)(4)                 *
Joseph R. Doherty                                     69,375   (5)                 4.17
Gregory W. Boulos                                        294   (3)(4)                 *
Albert J. Mercuri, Jr.                                   200                          *
Edward F. Sweeney, Jr.                                   100                          *
John D. Doherty                                      143,502   (6)                 8.62
Richard J. Lashley                                   153,768   (7)                 9.24
John J. Morrissey                                         60                          *
Michael K. Devlin                                        255   (8)                    *
David W. Kearn                                        15,905   (9)                    *
Paul S. Feeley                                         5,931   (10)                   *
William P. Morrissey                                  12,330   (11)                   *

All directors, nominees and executive
  officers as a group (14 persons)                   407,065   (12)               24.20

-----------

(1) For definition of beneficial ownership, see footnote 1 to the table in "Principal Holders of Voting Securities."
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of June 30, 2004 held by that individual or group.
(3) Excludes shares credited to their accounts in the Deferred Compensation Plan for Non-Employee Directors.
(4) Does not include 239,706 shares held by the ESOP, over which shares the ESOP Trustees, Directors Boulos and Bulman, may be deemed to have shared or sole voting and/or investment power.
(5) Shares held by the Joseph R. Doherty Family Limited Partnership, L.P. of which he is the sole general partner.
(6) Includes 14,633 shares of Common Stock allocated to his account in the ESOP.
(7) Consists of 600 shares as to which Mr. Lashley has sole voting and dispositive power and 153,168 shares as to which Mr. Lashley shares voting and dispositive power.
(8)  Includes 255 shares allocated to his ESOP account.
(9) Includes 7,027 shares allocated to his account in the ESOP and 8,878 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2004.
(10) Includes 2,809 shares allocated to his account in the ESOP and 3,122 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2004.

(11) Includes 6,960 shares allocated to his account in the ESOP and 5,370 shares which he has the right to acquire pursuant to options exercisable within 60 days of June 30, 2004.
(12) Includes 17,370 shares of Common Stock which may be acquired pursuant to stock options exercisable within 60 days of June 30, 2004, 31,684 shares allocated to the ESOP accounts of executive officers and 4,735 shares held by the trust for the Deferred Compensation Plan for Non-Employee Directors which are voted as directed by the Board of Directors. Does not include unallocated shares held by the ESOP, over which shares the ESOP Trustees may be deemed to have shared or sole voting and/or investment power.
*    Represents less than 1% of the Company's outstanding Common Stock.


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

                                                (a)                           (b)                            (c)
                                                                                                    Number of securities
                                                                                                    remaining  available
                                     Number of securities to be                                      for future  issuance
                                      issued upon exercising        Weighted-average exercise     under equity compensation
                                    upon exercise of outstanding       price of outstanding        plan (excluding securities
Plan Category                       options, warrants and rights  options, warrants and rights     reflected in column (a))
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
                                               ======                          =======                      ======

---------
(1) The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.


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

     In October 2003, the ESOP obtained a loan from an outside lender and used the proceeds from such loan to repay its indebtedness of $3,506,000 to the Company. The ESOP's trustees are Directors Boulos and Bulman.

Pursuant to the Agreement entered into between the Company and its affiliated persons and entities and PL Capital, LLC and its affiliated persons and entities, pursuant to which the parties settled all outstanding litigation between them, the Company made a payment of $400,000 in August 2003 to PL Capital, LLC, of which Director Richard J. Lashley is a Managing Member and in which he holds a 50% equity interest.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

INDEPENDENT AUDITORS

     Vitale, Caturano & Company, P.C. ("Vitale"), independent public accountants, served as the Company's independent auditors for the 2004 fiscal year, and KPMG LLP served as the Company's independent auditors for the 2003 fiscal year.

     For the years ended March 31, 2004 and 2003, the Company was billed by its independent auditors for fees aggregating $134,439 and $164,240, respectively. Such fees were comprised of the following:

AUDIT FEES

     The aggregate fees billed for the audit of the Company's annual financial statements for the fiscal years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $95,500 and $108,000, respectively.

AUDIT-RELATED FEES

     The aggregate fees billed for audit-related services for the fiscal years ended March 31, 2004 and 2003 were $6,200 and $900, respectively. The fees for fiscal year 2004 related to accounting research matters and the transition to new independent auditors. The fee for fiscal year 2003 related to the filing of an amended Form 10-K.

TAX FEES

     The aggregate fees billed for tax services for the fiscal years ended March 31, 2004 and 2003 were $32,739 and $55,340, respectively. For fiscal year 2004, $25,000 was paid for the preparation of tax returns and estimated tax payments, $4,738 for tax consulting and $3,000 for tax planning services. For fiscal year 2003, $41,275 was paid for the preparation of tax returns and estimated tax payments, $9,065 for tax consulting and $5,000 for tax planning services.

ALL OTHER FEES

     For fiscal years 2004 and 2003, there were no other fees paid by the Company to its independent auditors besides fees for those services listed above.

PRE-APPROVAL OF SERVICES BY THE INDEPENDENT AUDITOR

     The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company's independent auditor. Any such services would be considered on a case-by-case basis. All non-audit services provided by the independent auditors in fiscal years 2004 and 2003 were approved by the Audit Committee.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as part of this Annual Report on Form 10-K/A.

           (1)    FINANCIAL STATEMENTS
                  --------------------

                  For the Financial Statements filed as part of this Annual Report on Form 10-K/A, reference is made to "Item 8 -- Financial Statements and Supplementary Data."

           (2)    FINANCIAL STATEMENT SCHEDULES
                  -----------------------------

                  All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

           (3)    EXHIBITS
                  --------

                  The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K/A or incorporated by reference herein.

(b)  REPORTS ON FORM 8-K. The Registrant filed the following  Current Reports on
     --------------------
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

(c)  EXHIBITS
     --------

     The following exhibits are filed as exhibits to this report.

        EXHIBIT NO.             DESCRIPTION
        -----------             -----------
           3.1*                 Articles of Organization of Central Bancorp, Inc.
           3.2**                Amended Bylaws of Central Bancorp, Inc.
           4.1**                Shareholder  Rights Agreement,  dated as of October 11, 2001, by and between Central Bancorp,  Inc.
                                and Registrar and Transfer  Company,  as Rights Agent,  as amended and restated as of January 29,
                                2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003
           10.1*                Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 +
           10.2*                First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 +
           10.3*                Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 +
           10.4*                Third  Amendment to the  Employment  Agreement  between the Bank and John D. Doherty,  dated January
                                8, 1999 +
           10.5*                Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 +
           10.6*                Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 +
           10.7*                Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 +
           10.8*                Amendments to Severance  Agreements  between the Bank and Messrs. Feeley, Kearn and Morrissey, dated
                                January 8, 1999. +


           10.09***             1999 Stock Option and Incentive Plan +
           10.10****            Deferred Compensation Plan for Non-Employee Directors  +
           10.11**              Senior Management Incentive Plan, as amended +
           10.12*****           Severance Agreement between the Bank and Michael K. Devlin, dated February 25, 2002. +
           14******             Code of Ethics
           21**                 Subsidiaries of Registrant
           23.1**               Consent of Vitale, Caturano & Company, P.C.
           23.2**               Consent of KPMG LLP
           31.1                 Rule 13a-14(a) Certification of Chief Executive Officer
           31.2                 Rule 13a-14(a) Certification of Chief Financial Officer
           32                   Section 1350 Certifications

       ---------
+      Management contract or compensatory plan.
* Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999, filed with the SEC on June 28, 1999.
** Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004, filed with the SEC on June 28, 2004.
*** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.
**** Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.
***** Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the SEC on June 28, 2002.
****** Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 13, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CENTRAL BANCORP, INC.


Date: July 23, 2004              By: /s/ John D. Doherty
                                     -------------------------------------------
                                     John D. Doherty
                                     President and Chief Executive Officer
                                     (Duly Authorized Representative)