Form 10-Q
period 2004-06-30
CENTRAL BANCORP INC /MA/
filed 2004-08-13
CIK 1076394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission file number: 0-25251
                                                 -------


                              CENTRAL BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               MASSACHUSETTS                                04-3447594
------------------------------------------------        --------------------
(State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
               Organization)                             Identification No.)

399 HIGHLAND AVENUE
SOMERVILLE, MASSACHUSETTS                                       02144
-------------------------------------------             --------------------
  (Address of Principal Executive Offices)                    (Zip Code)


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

Yes      X        No
    -------------    ----------

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No     X
    -------------      ----------

  Common Stock, $1.00 par value                         1,665,732
  -----------------------------                ------------------------------
  Class                                        Outstanding at August 13, 2004

                              CENTRAL BANCORP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                  PAGE NO.
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at June 30, 2004 and            1
                  March 31, 2004

                  Consolidated Statements of Income for the three months ended                   2
                  June 30, 2004 and 2003

                  Consolidated Statements of Changes in Stockholders' Equity for the three       3
                  months ended June 30, 2004 and 2003

                  Consolidated Statements of Cash Flows for the three months ended               4
                  June 30, 2004 and 2003

                  Notes to Unaudited Consolidated Financial Statements                           5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results        8
                  of  Operations

                  Liquidity and Capital Resources                                                11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     12

         Item 4.  Controls and Procedures                                                        12


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              13

         Item 2.  Changes in Securities and Use of Proceeds                                      13

         Item 3.  Defaults upon Senior Securities                                                13

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13

SIGNATURES

Item 1. Financial Statements
                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                                     June 30,            March 31,
 (Dollars in Thousands)                                                               2004                  2004
--------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $   6,153              $  7,113
Short-term investments                                                                 23,856                27,224
                                                                                    ---------              --------
     Cash and cash equivalents                                                         30,009                34,337
                                                                                    ---------              --------
Certificate of deposit                                                                  1,217                 1,211
Investment securities available for sale (amortized cost of $105,019
     at June 30, 2004 and $80,201 at March 31, 2004)                                  106,700                83,771
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                    ---------              --------
    Total investments                                                                 116,576                93,647
                                                                                    ---------              --------
Loans held for sale                                                                       925                   799

Loans (Note 2)                                                                        354,868               356,625
Less allowance for loan losses                                                          3,599                 3,537
                                                                                    ---------              --------
     Net loans                                                                        351,269               353,088
                                                                                    ---------              --------
Accrued interest receivable                                                             2,108                 2,203
Banking premises and equipment, net                                                     2,146                 2,113
Deferred tax asset, net                                                                   920                   243
Goodwill, net                                                                           2,232                 2,232
Other assets                                                                              932                 1,024
                                                                                    ---------              --------
    Total assets                                                                    $ 508,334              $490,897
                                                                                    =========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                                 $ 314,167              $295,920
  Short-term borrowings                                                                   928                   845
  Federal Home Loan Bank advances                                                     138,100               141,100
  ESOP Loan                                                                             3,214                 3,311
  Advance payments by borrowers for taxes and insurance                                 1,095                 1,182
  Accrued expenses and other liabilities                                                8,196                 5,085
                                                                                    ---------              --------
    Total liabilities                                                                 465,700               447,443
                                                                                    ---------              --------
Commitments and Contingencies (Note 5)
Stockholders' equity (Note 6):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
     none issued or outstanding                                                            --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,027,727 shares issued at June 30, 2004 and
     March 31, 2004                                                                     2,030                 2,030
  Additional paid-in capital                                                           12,947                12,920
  Retained income                                                                      37,123                36,855
  Treasury stock (365,294 shares at June 30, 2004 and
     March 31, 2004), at cost                                                          (7,312)               (7,311)
  Accumulated other comprehensive income (Note 4)                                       1,082                 2,293
  Unearned compensation - ESOP                                                         (3,236)               (3,333)
                                                                                    ---------              --------
    Total stockholders' equity                                                         42,634                43,454
                                                                                    ---------              --------
    Total liabilities and stockholders' equity                                      $ 508,334              $490,897
                                                                                    =========              ========

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                             ------------------------------
                                                                                 2004               2003
                                                                              ---------          ----------
Interest and dividend income:
  Mortgage loans                                                              $    5,383             6,039
  Other loans                                                                         79               126
  Short-term investments                                                              64                18
  Investments                                                                      1,088               840
                                                                              ----------         ---------
    Total interest and dividend income                                             6,614             7,023
                                                                              ----------         ---------
Interest expense:
  Deposits                                                                         1,150             1,157
  Advances from Federal Home Loan Bank of Boston                                   1,718             1,756
  Other borrowings                                                                    39                 1
                                                                              ----------         ---------
    Total interest expense                                                         2,907             2,914
                                                                              ----------         ---------

    Net interest and dividend income                                               3,707             4,109
Provision for loan losses                                                             50                50
                                                                              ----------         ---------
    Net interest and dividend income after
      provision for loan losses                                                    3,657             4,059
                                                                              ----------         ---------
Non-interest income:
  Deposit service charges                                                            145               161
  Net gains (losses) from sales of investment securities                             134                (5)
  Gain on sales of loans                                                              63               141
  Other income                                                                       106               117
                                                                              ----------         ---------
    Total non-interest income                                                        448               414
                                                                              ----------         ---------
Non-interest expenses:
  Salaries and employee benefits                                                   1,903             1,800
  Occupancy and equipment                                                            322               270
  Data processing service fees                                                       280               281
  Professional fees                                                                  268               130
  Marketing                                                                          138               121
  Other expenses                                                                     483               401
                                                                              ----------         ---------
    Total non-interest expenses                                                    3,394             3,003
                                                                              ----------         ---------

    Income before income taxes                                                       711             1,470
Provision for income taxes (Note 5)                                                  257               182
                                                                              ----------         ---------
      Net income                                                              $      454         $   1,288
                                                                              ==========         =========

Earnings per common share - basic (Note 7)                                    $     0.29         $    0.83
                                                                              ==========         =========

Earnings per common share - diluted (Note 7)                                  $     0.29         $    0.83
                                                                              ==========         =========

Weighted average common shares outstanding - basic                                 1,559             1,546

Weighted average common and equivalent shares
   outstanding - diluted                                                           1,573             1,559

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                                                Accumulated
                                                                Additional                                         Other
                                                  Common          Paid-In       Retained       Treasury        Comprehensive
                    (In Thousands)                 Stock          Capital        Income          Stock            Income
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2004
--------------------------------

     Balance at March 31, 2004                   $   2,030     $    12,920   $    36,855      $   (7,311)      $     2,293

     Net income                                         --              --           454              --                --
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment               --              --            --              --            (1,211)
            Comprehensive income (loss)

     Director deferred compensation
         transactions                                   --              12            --              (1)               --
     Dividends paid ($.12 per share)                    --              --          (186)             --                --
     Amortization of unearned compensation -
         ESOP                                           --              15            --              --                --
                                                 ---------     -----------   -----------      ----------       -----------

     Balance at June 30, 2004                    $   2,030     $    12,947   $    37,123      $   (7,312)      $     1,082
                                                 =========     ===========   ===========      ==========       ===========



Three Months Ended June 30, 2003
--------------------------------

     Balance at March 31, 2003                   $   2,028     $    12,751   $    34,601      $   (7,249)      $     1,002

     Net income                                         --              --         1,288              --                --
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --              --            --              --             1,005

            Comprehensive income

     Proceeds from exercise of stock options            --              13            --              --                --
     Tax benefit of stock options                       --               4            --              --                --
     Director deferred compensation
         transactions                                   --              23            --              --                --
     Dividends paid ($.12 per share)                    --              --          (126)             --                --
     Amortization of unearned compensation -
         ESOP                                           --              14            --              --                --
                                                 ---------     -----------   -----------      ----------       -----------

     Balance at June 30, 2003                    $   2,028     $    12,805   $    35,763      $   (7,249)      $     2,007
                                                 =========     ===========   ===========      ===========      ===========
                                                 Unearned              Total
                                               Compensation        Stockholders'
                                                   ESOP               Equity
                                               ---------------------------------
Three Months Ended June 30, 2004
--------------------------------

     Balance at March 31, 2004                  $   (3,333)         $    43,454

     Net income                                         --                  454
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment               --               (1,211)
                                                                    -----------
            Comprehensive income (loss)                                    (757)
                                                                    -----------
     Director deferred compensation
         transactions                                   --                   11
     Dividends paid ($.12 per share)                    --                 (186)
     Amortization of unearned compensation -
         ESOP                                           97                  112
                                                ----------          -----------
                                                $   (3,236)         $    42,634
     Balance at June 30, 2004                   ==========          ===========



Three Months Ended June 30, 2003
--------------------------------

     Balance at March 31, 2003                  $   (3,690)         $    39,443

     Net income                                         --                1,288
     Other comprehensive income net of tax:
         Unrealized gain on securities, net
           of reclassification adjustment               --                1,005
                                                                    -----------
            Comprehensive income                                          2,293
                                                                    -----------
     Proceeds from exercise of stock options            --                   13
     Tax benefit of stock options                       --                    4
     Director deferred compensation
         transactions                                   --                   23
     Dividends paid ($.12 per share)                    --                 (126)
     Amortization of unearned compensation -
         ESOP                                           97                  111
                                                ----------          -----------

     Balance at June 30, 2003                   $   (3,593)         $    41,761
                                                ==========          ===========



     See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   June 30,
                                                                       ----------------------------------
                           (In thousands)                                  2004                 2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                             $       454           $     1,288
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
         Depreciation and amortization                                          92                    79
         Amortization of premiums                                               51                    65
         Provision for loan losses                                              50                    50
         Stock-based compensation                                              112                   111
         Net (gains) losses from sales of
             investment securities                                            (134)                    5
         Gain on sales of loans held for sale                                  (63)                 (141)
         Originations of loans held for sale                                (5,818)              (10,984)
         Proceeds from sale of loans originated for sale                     5,755                 6,721
Decrease in accrued interest receivable                                         95                    16
Decrease (increase) in other assets, net                                        87                (2,028)
Decrease in advance payments by borrowers for taxes and insurance              (87)                  (61)
Increase in accrued expenses and other liabilities, net                        140                    40
                                                                       -----------           -----------
         Net cash provided by (used in) operating activities                   734                (4,839)
                                                                       -----------           -----------

Cash flows from investing activities:

Net decrease in loans                                                        1,769                16,939
Principal payments on mortgage-backed securities                             1,516                 1,365
Proceeds from sales of investment securities                                   593                   482
Purchases of investment securities                                         (26,844)                   --
Increase in due to brokers                                                   2,971                    --
Purchase of banking premises and equipment                                    (125)                  (61)
                                                                       ------------          -----------
         Net cash provided by (used in) investing activities               (20,120)               18,725
                                                                       -----------           -----------

Cash flows from financing activities:

Increase (decrease) in deposits                                             18,247                (1,104)
Repayment of advances from FHLB of Boston                                   (3,000)                   --
Increase (decrease) in short-term borrowings                                    83                  (176)
Repayment of ESOP loan                                                         (97)                   --
Proceeds from exercise of stock options                                         --                    13
Dividends paid, net                                                           (186)                 (126)
Net directors deferred compensation                                             11                    23
                                                                       -----------           -----------
         Net cash provided by (used in) financing activities                15,058                (1,370)
                                                                       -----------           -----------

Net increase (decrease) in cash and cash equivalents                        (4,328)               12,516
Cash and cash equivalents at beginning of year                              34,337                11,222
                                                                       -----------           -----------
Cash and cash equivalents at end of period                             $    30,009           $    23,738
                                                                       ===========           ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
       Interest                                                        $     2,901           $     2,919
       Income taxes                                                    $        25           $       546

See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(1)  BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (collectively referred to as "the Company") presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2004. For interim reporting purposes, the Company follows the same significant accounting policies.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2)  LOANS

     Loans, excluding loans held for sale, as of June 30, 2004 and March 31, 2004 are summarized below (in thousands):

                                                                June 30,                  March 31,
                                                                   2004                      2004
                                                              -------------             --------------
       Real estate loans:
          Residential real estate                              $  162,853                   171,682
          Commercial real estate                                  159,510                   146,107
          Construction                                             18,178                    25,112
          Home equity lines of credit                               8,801                     9,397
                                                               ----------                ----------
               Total real estate loans                            349,342                   352,298
                                                               ----------                ----------
       Commercial loans                                             4,500                     3,198
       Consumer loans                                               1,026                     1,129
                                                               ----------                ----------
                Total loans                                       354,868                   356,625
        Less:  allowance for loan losses                           (3,599)                   (3,537)
                                                               ----------                ----------
                Total loans, net                               $  351,269                $  353,088
                                                               ==========                ==========

     There were no non-accrual loans at June 30, 2004 and March 31, 2004.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

(3)  DEPOSITS

     Deposits at June 30, 2004 and March 31, 2004 are summarized as follows (in thousands):


                                                                 June 30,                 March 31,
                                                                   2004                     2004
                                                              --------------            -----------
Demand deposit accounts                                       $    31,027               $    27,881
NOW accounts                                                       35,876                    37,106
Passbook and other savings accounts                                74,840                    73,737
Money market deposit accounts                                      62,732                    56,084
                                                              -----------               -----------
         Total non certificate accounts                           204,475                   194,808
                                                              -----------               -----------
Term deposit certificates
      Certificates of $100 and above                               31,098                    27,607
      Certificates less than $100                                  78,594                    73,505
                                                              -----------               ------------
         Total term deposit certificates                          109,692                   101,112
                                                              -----------               -----------
         Total deposits                                       $   314,167               $   295,920
                                                              ===========               ===========


(4)  OTHER COMPREHENSIVE INCOME (LOSS)

     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.

     The Company's other comprehensive income (loss) and related tax effect for the three months ended June 30, 2004 and 2003 are as follows (in thousands):

                                                                  For the Three Months Ended
                                                                          June 30, 2004
                                                              ------------------------------------
                                                              Before-
                                                               Tax           Tax         After-Tax
                                                              Amount        Effect         Amount
                                                              -------       ------       ---------
Unrealized gains on securities:
  Unrealized net holding losses during period                 $(1,755)     $   632        $(1,123)
   Add: reclassification adjustment for net
            gains included in net income                          134           46             88
                                                              -------      -------        -------
   Other comprehensive loss                                   $(1,889)     $   678        $(1,211)
                                                              =======      =======        =======

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004

(4)  OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

                                                                   For the Three Months Ended
                                                                          June 30, 2003
                                                              ------------------------------------
                                                              Before-
                                                                Tax          Tax         After-Tax
                                                              Amount        Effect         Amount
                                                              -------       ------       ---------
Unrealized gains on securities:
  Unrealized net holding gains during period                  $ 1,623      $   621        $ 1,002
   Add: reclassification adjustment for net
            losses included in net income                           5            2              3
                                                              -------      -------        -------
   Other comprehensive income                                 $ 1,628      $   623        $ 1,005
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

TAX SETTLEMENT

     During 2003, the Massachusetts Department of Revenue ("DOR") issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that had received dividends from a real estate investment trust (REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts.

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provided that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 were subject to state taxation. Interest on such additional taxes was also assessed. Payment of such taxes and interest totaling $431,000 was made in June 2003. As a result of this settlement, the Company recognized a recovery of $374,000 in income taxes, which increased net income by the same amount in the quarter ended June 30, 2003.

(6)  SUBSEQUENT EVENT

     On July 8, 2004, the Board of Directors voted the payment of a quarterly cash dividend of $0.12 per share. The dividend is payable on August 13, 2004 to stockholders of record on July 30, 2004.

(7)  EARNINGS PER SHARE (EPS)

     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At June 30, 2004 and March 31, 2004, there were approximately 104,000 and 107,000 unallocated ESOP shares, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND MARCH 31, 2004

     Total assets increased by $17.4 million from $490.9 million at March 31, 2004 to $508.3 million at June 30, 2004. During the quarter ended June 30, 2004, loans (excluding loans held for sale) decreased by $1.8 million due primarily to $8.8 million decrease in residential mortgage loans and a $6.9 million decrease in construction loans, partially offset by a $13.4 million increase in commercial real estate loans. During the current quarter, prepayments of residential mortgage loans were significant amounting to $18.8 million. Management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. This decision contributed to the aforementioned decrease in residential mortgage loans and a $22.9 million increase in investments during the quarter ended June 30, 2004.

     The Company experienced growth of $9.7 million in core deposits and $8.6 million in term deposits resulting in an increase in total deposits of $18.3 million. The growth in core deposits was principally related to the increase of $6.6 million in money market deposit accounts. Because of the continuation of the low interest rates for deposits in recent years and the tiered pricing used with this type of account, money market accounts have attracted large average balances. The growth in core deposits was also aided by growth in most other types of accounts. The Company began a major marketing initiative in March 2004 to promote a new free checking account product which contributed to this growth.

     During the current quarter, the Company promoted a 15-month certificate of deposit which resulted in new funds of approximately $12.0 million as of June 30, 2004. Exclusive of this special promotion, the Company continued to experience a decline in certificates of deposit due primarily to the current low rate environment.

     The decrease in stockholders' equity of $820 thousand to $42.6 million at June 30, 2004 resulted primarily from net income of $454 thousand offset by a net decrease of $1.2 million in the unrealized gain on investment securities. This decrease is due to the increase in longer term rates which occurred subsequent to March 31, 2004.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003

     Net income decreased by $834 thousand to $454 thousand for the quarter ended June 30, 2004, compared to the same quarter in the prior year. Included in net income in the prior year quarter, was a recovery of income taxes of $374,000 resulting from the settlement of the REIT tax dispute among Massachusetts banks and the Massachusetts Department of Revenue (DOR). Exclusive of this item, net income for the quarter ended June 30, 2004 decreased $460 thousand, or 50.3%, compared to the corresponding quarter in the prior year. This decline was primarily attributable to the reduction in net interest income and margin in the current quarter.

     The Company's net interest margin decreased 47 basis points from 3.57% in the prior year quarter to 3.10% in the current quarter. The unfavorable trend in the net interest margin is primarily reflective of the limitations the Company has in reducing its overall cost of funds. This limitation is due to two factors. First, the Company's utilization of long-term FHLB advances, which represented 33.8% of interest-bearing liabilities in the current quarter, has provided for limited repricing opportunities during the period of declining rates. These advances can not be prepaid without a substantial penalty, which management has elected not to pay. Second, the ability to reduce deposit rates continues to be limited after the past several years of rate reductions as well as competitive market factors.

     The reduction in the net interest margin is also partially attributable to the shift in the mix of interest-earning assets from loans to short-term investments and investment securities. During the current quarter, loans represented 74.6% of the average balance of total interest-earning assets compared to 84.0% in the prior year quarter. This shift to shorter-term, lower yielding assets results from the Company's decision to sell most long-term fixed-rate residential mortgages loans originated during the past two years due to the historically low rates which existed during much of this period.

Interest Income. Interest income for the quarter ended June 30, 2004 was $6.6 million compared to $7.0 million in the prior year quarter. This decrease occurred due to the continuing decline in interest rates experienced over the past year, which has caused an unprecedented level of loan refinancing and loan modification activity. As a result, the yield on interest-earning assets decreased from 6.11% in the quarter ended June 30, 2003 to 5.54% in the current quarter. This decrease was partially offset by an increase in average interest-earning assets of $17.5 million in the current year period.

Interest Expense. Interest expense for the quarter ended June 30, 2004 was unchanged at $2.9 million compared to the quarter ended June 30, 2003. A decrease of 13 basis points in the cost of funds from 2.92% in the quarter ended June 30, 2003 to 2.79% in the quarter ended June 30, 2004 was offset by an increase in average interest-bearing liabilities of $17.7 million in the current year period. The factors contributing to the modest decrease in the rate paid on interest-bearing liabilities were set forth on the prior page.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003:

                                                                    Three Months Ended June 30,
                                             -------------------------------------------------------------------------------
                                                           2004                                     2003
                                             -----------------------------------       -------------------------------------
                                               Average                   Average       Average                     Average
                                               Balance      Interest       Rate        Balance       Interest        Rate
                                             ----------    ----------   ---------      -------       --------      --------
                                                                            (Dollars in thousands)
Interest-earning assets:
Mortgage loans                               $  351,421     $5,383        6.13%        $  378,812    $  6,039        6.38%
Other loans                                       4,949         79        6.39              7,699         126        6.55
Investment securities                            94,092      1,088        4.63             68,601         840        4.90
Short-term investments                           27,217         64        0.94              5,026          18        1.43
                                             ----------     ------                     ----------    --------
    Total interest-earning assets               477,679      6,614        5.54            460,138       7,023        6.11
                                             ----------     ------                     ----------    --------

Allowance for loan losses                        (3,557)                                   (3,301)
Noninterest-earning assets                       19,000                                    18,791
                                             ----------                                ----------
Total assets                                 $  493,122                                $  475,628
                                             ==========                                ==========

Interest-bearing liabilities:
Deposits                                     $  272,264      1,150        1.69         $  254,835       1,157        1.82
Advances from FHLB of Boston                    141,067      1,718        4.87            144,400       1,756        4.87
Other borrowings                                  3,955         39        3.94                392           1        1.02
                                             ----------     ------                     ----------    --------
Total interest-bearing liabilities              417,286      2,907        2.79            399,627       2,914        2.92
                                                            ------                                   --------

Noninterest-bearing liabilities                  32,803                                    35,399
                                             ----------                                ----------
Total liabilities                               450,089                                   435,026

Stockholders' equity                             43,033                                    40,602
                                             ----------                                ----------
    Total liabilities and
     stockholders' equity                    $  493,122                                $  475,628
                                             ==========                                ==========

Net interest and dividend income                            $3,707                                   $  4,109
                                                            ======                                   ========
Net interest spread                                                       2.75%                                      3.19%
                                                                          ====                                       ====
Net interest margin                                                       3.10%                                      3.57%
                                                                          ====                                       ====

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

     During the quarter ended June 30, 2004 and 2003, the Company provided $50 thousand for loan losses. The Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding.

Non-interest Income. Total non-interest income was $448 thousand for the quarter ended June 30, 2004 compared to $414 thousand in the same period of 2003. The primary reason for the $34 thousand increase in the current year was the gain on sales of securities which amounted to $134 thousand. This additional non-interest income was partially offset by a decline in loan sale gains of $78 thousand in the current quarter. Overall, residential loan origination activity has declined in the current quarter compared to the same quarter last year, especially fixed rate loan originations, resulting in fewer loans being sold.

Non-interest Expenses. Non-interest expenses increased $391 thousand, or 13.0%, during the quarter ended June 30, 2004 as compared to the same quarter in 2003 due principally to increases in professional fees ($138 thousand), salaries and employee benefits ($103 thousand) and other non-interest expenses ($82 thousand).

     The increase in salaries and employee benefits of $103 thousand, or 5.7%, during the quarter ended June 30, 2004, was due to overall salary increases averaging 3.5%, increases in staffing, as well as increases in pension and health care costs.

     Professional fees increased $138 thousand during the current quarter due to the recognition of a partial reimbursement of legal defense costs from the Company's insurance carrier in the prior year quarter, which reduced expense in that period by $145 thousand. The legal defense costs were incurred in connection with shareholder litigation, which was settled in August 2003.

     Other non-interest expenses increased $82 thousand in the current quarter due principally to increases in various insurance costs as well as smaller increases in several categories of expense.

Income Taxes. The effective tax rates for the quarters ended June 30, 2004 and 2003 were 36.1% and 12.4%, respectively. As previously noted, the Company recovered $374,000 in taxes during the prior year as a result of the settlement of the REIT tax dispute with the DOR. Exclusive of this item, the effective tax rate for the quarter ended June 30, 2003 would have been 37.8%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the Federal Home Loan Bank (FHLB) of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At June 30, 2004, the Company had approximately $29.8 million in unused borrowing capacity at the FHLB of Boston.

     At June 30, 2004, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $52.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company's and the Bank's capital ratios at June 30, 2004 were as follows:

                                                    Company          Bank
                                                    -------          ----

      Tier 1 Capital (to average assets)              8.01%          7.73%
      Tier 1 Capital (to risk-weighted assets)       11.25          10.85
      Total Capital (to risk-weighted assets)        12.30          11.90

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

     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management's assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 75 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate shift in interest rates as set forth below (dollars in thousands):

                                                                      June 30,              March 31,
                                                                        2004                   2004
                                                               --------------------   ---------------------
                                                                  Amount  % Change     Amount      % Change
                                                                  ------  --------     ------      --------
                  300 basis point increase in rates.........    $(1,976)    (12.3)%  $ (1,236)      (8.1)%

                  75 basis point decrease in rates...........       (60)     (0.4)       (315)      (2.1)

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31.1     Rule 13a-14(a) Certification of Chief Executive Officer
              31.2     Rule 13a-14(a) Certification of Chief Financial Officer
              32       Section 1350 Certification

         (b)  Reports on Form 8-K

              DATE OF REPORT     ITEM(S) REPORTED     FINANCIAL STATEMENTS FILED
              --------------     ----------------     --------------------------

              April 8, 2004           7,10                       N/A
              April 30, 2004          7,12                       N/A

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CENTRAL BANCORP, INC.
                                          ---------------------
                                          Registrant




 August 13, 2004                          /s/ John D. Doherty
 ----------------------                   -------------------------------------
 Date                                     John D. Doherty
                                          Chairman, President and Chief
                                           Executive Officer




 August 13, 2004                          /s/ Michael K. Devlin
 ------------------                       --------------------------------------
 Date                                     Michael K. Devlin
                                          Senior Vice President, Treasurer
                                          and Chief Financial Officer