Form 10-Q
period 2004-09-30
CENTRAL BANCORP INC /MA/
filed 2004-11-15
CIK 1076394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-25251


                              CENTRAL BANCORP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        MASSACHUSETTS                                 04-3447594
--------------------------------           ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


399 HIGHLAND AVENUE
SOMERVILLE, MASSACHUSETTS                                     02144
--------------------------------------------          ----------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                 (617) 628-4000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
         --------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    -------      -------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No     X
    --------      ---------

      Common Stock, $1.00 par value                        1,588,598
      -----------------------------           ----------------------------------
                 Class                         Outstanding at November 10, 2004



                                                  CENTRAL BANCORP, INC.

                                                     TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                 --------
         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at September 30, 2004 and          1
                  March 31, 2004

                  Consolidated Statements of Income for the three and six months ended              2
                  September 30, 2004 and 2003

                  Consolidated Statements of Changes in Stockholders' Equity for the six            3
                  months ended September 30, 2004

                  Consolidated Statements of Cash Flows for the six months ended                    4
                  September 30, 2004 and 2003

                  Notes to Unaudited Consolidated Financial Statements                              5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results           8
                  of  Operations

                  Liquidity and Capital Resources                                                  14

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       14

         Item 4.  Controls and Procedures                                                          15


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                15

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                      15

         Item 3.  Defaults upon Senior Securities                                                  15

         Item 4.  Submission of Matters to a Vote of Security Holders                              15

         Item 5.  Other Information                                                                15

         Item 6.  Exhibits                                                                         16

SIGNATURES


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                       CENTRAL BANCORP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Financial Condition
                                                   (Unaudited)

                                                                                    September 30,         March 31,
 (Dollars in Thousands)                                                                 2004                2004
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                             $   5,737             $   7,113
Short-term investments                                                                 17,561                27,224
                                                                                    ---------             ---------
     Cash and cash equivalents                                                         23,298                34,337
                                                                                    ---------             ---------
Certificate of deposit                                                                  1,223                 1,211
Investment securities available for sale (amortized cost of $105,331
     at September 30, 2004 and $80,201 at March 31, 2004)                             107,604                83,771
Stock in Federal Home Loan Bank of Boston, at cost                                      8,300                 8,300
The Co-operative Central Bank Reserve Fund                                              1,576                 1,576
                                                                                    ---------             ---------
    Total investments                                                                 117,480                93,647
                                                                                    ---------             ---------
Loans held for sale                                                                     1,182                   799

Loans (Note 2)                                                                        357,124               356,625
Less allowance for loan losses                                                          3,606                 3,537
                                                                                    ---------             ---------
     Net loans                                                                        353,518               353,088
                                                                                    ---------              --------
Accrued interest receivable                                                             2,333                 2,203
Banking premises and equipment, net                                                     2,300                 2,113
Deferred tax asset, net                                                                   341                   243
Goodwill, net                                                                           2,232                 2,232
Other assets                                                                            1,092                 1,024
                                                                                    ---------             ---------
    Total assets                                                                    $ 504,999             $ 490,897
                                                                                    =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (Note 3)                                                                 $ 316,310             $ 295,920
  Short-term borrowings                                                                   651                   845
  Federal Home Loan Bank advances                                                     138,100               141,100
  Subordinated debenture (Note 4)                                                       5,258                    --
  ESOP Loan                                                                             3,116                 3,311
  Advance payments by borrowers for taxes and insurance                                 1,317                 1,182
  Accrued expenses and other liabilities                                                1,913                 5,085
                                                                                    ---------             ---------
    Total liabilities                                                                 466,665               447,443
                                                                                    ---------             ---------
Commitments and Contingencies (Note 6)
Stockholders' equity (Note 7):
  Preferred stock $1.00 par value; authorized 5,000,000 shares;
     none issued or outstanding                                                            --                    --
  Common stock $1.00 par value; authorized 15,000,000 shares;
     2,031,026 shares issued at September 30, 2004 and 2,030,251
     shares issued at March 31, 2004                                                    2,031                 2,030
  Additional paid-in capital                                                           12,989                12,920
  Retained income                                                                      37,442                36,855
  Treasury stock (442,428 shares at September 30, 2004 and 365,294
     issued at March 31, 2004), at cost                                                (9,904)               (7,311)
  Accumulated other comprehensive income (Note 5)                                       1,474                 2,293
  Unearned compensation - ESOP                                                         (5,698)               (3,333)
                                                                                    ---------             ---------
    Total stockholders' equity                                                         38,334                43,454
                                                                                    ---------             ---------
    Total liabilities and stockholders' equity                                      $ 504,999             $ 490,897
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




                                      CENTRAL BANCORP, INC. AND SUBSIDIARY
                                        Consolidated Statements of Income
                                      (In Thousands, Except Per Share Data)
                                                   (Unaudited)

                                                                                 Three Months Ended            Six Months Ended
                                                                                     September 30,               September 30,
                                                                              --------------------------     ---------------------
                                                                                 2004             2003         2004         2003
                                                                              ---------         --------     ---------    --------
Interest and dividend income:
  Mortgage loans                                                              $    5,457        $  5,793     $  10,839    $ 11,814
  Other loans                                                                         92             104           171         248
  Short-term investments                                                              56              75           120          93
  Investments                                                                      1,321             844         2,410       1,684
                                                                              ----------        --------     ---------    --------
    Total interest and dividend income                                             6,926           6,816        13,540      13,839
                                                                              ----------        --------     ---------    --------
Interest expense:
  Deposits                                                                         1,216           1,100         2,366       2,257
  Advances from Federal Home Loan Bank of Boston                                   1,713           1,775         3,431       3,531
  Other borrowings                                                                    51              --            90           1
                                                                              ----------        --------     ---------    --------
    Total interest expense                                                         2,980           2,875         5,887       5,789
                                                                              ----------        --------     ---------    --------
    Net interest and dividend income                                               3,946           3,941         7,653       8,050
Provision for loan losses                                                             --              50            50         100
                                                                              ----------        --------     ---------    --------
    Net interest and dividend income after
      provision for loan losses                                                    3,946           3,891         7,603       7,950
                                                                              ----------        --------     ---------    --------
Non-interest income:
  Deposit service charges                                                            146             157           291         318
  Net gains (losses) from sales of investment securities                             214            (130)          348        (135)
  Gain on sales of loans                                                              56              68           119         209
  Other income                                                                        83              68           189         185
                                                                              ----------        --------     ---------    --------
    Total non-interest income                                                        499             163           947         577
                                                                              ----------        --------     ---------    --------
Non-interest expenses:
  Salaries and employee benefits                                                   1,960           1,723         3,863       3,523
  Occupancy and equipment                                                            303             270           625         540
  Data processing service fees                                                       277             265           557         546
  Professional fees                                                                  341            (117)          608          13
  Advertising and marketing                                                          265             126           403         247
  Other expenses                                                                     465             489           949         890
                                                                              ----------        --------     ---------    --------
    Total non-interest expenses                                                    3,611           2,756         7,005       5,759
                                                                              ----------        --------     ---------    --------

    Income before income taxes                                                       834           1,298         1,545       2,768
Provision for income taxes (Note 6)                                                  328             468           585         650
                                                                              ----------        --------     ---------    --------
      Net income                                                              $      506        $    830     $     960    $  2,118
                                                                              ==========        ========     =========    ========

Earnings per common share - basic (Note 8)                                    $      .33        $   0.54     $     .62    $   1.37
                                                                              ==========        ========     =========    ========

Earnings per common share - diluted (Note 8)                                  $      .33        $   0.53     $     .61    $   1.36
                                                                              ==========        ========     =========    ========

Weighted average common shares outstanding - basic                                 1,538           1,549         1,549       1,547

Weighted average common and equivalent shares
   outstanding - diluted                                                           1,550           1,563         1,562       1,561


See accompanying notes to unaudited consolidated financial statements.



                                           CENTRAL BANCORP, INC. AND SUBSIDIARY
                               Consolidated Statements of Changes in Stockholders' Equity
                                                       (Unaudited)

                                                                                       Accumulated
                                                   Additional                             Other          Unearned          Total
                                           Common   Paid-In     Retained   Treasury   Comprehensive    Compensation    Stockholders'
        (In Thousands)                      Stock   Capital      Income     Stock        Income            ESOP           Equity
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended September 30, 2004
-----------------------------------
     Balance at March 31, 2004            $ 2,030  $  12,920    $ 36,855   $ (7,311)   $   2,293       $  (3,333)       $  43,454

     Net income                                --         --         960         --           --              --              960
     Other comprehensive income net of tax:
         Unrealized loss on securities, net
           of reclassification adjustment      --         --          --         --         (819)             --             (819)
                                                                                                                        ----------
            Comprehensive income                                                                                              141
                                                                                                                        ----------
     Purchase of shares by ESOP
       (77,134 shares)                         --         --          --         --           --          (2,565)          (2,565)
     Proceeds from exercise of stock
       options (775 shares)                     1         15          --         --           --              --               16
     Tax benefit of stock option               --          3          --         --           --              --                3
     Director deferred compensation
         transactions                          --         33          --        (28)          --              --                5
     Dividends paid ($0.24 per share)          --         --        (373)        --           --              --             (373)
     Amortization of unearned
         compensation - ESOP                   --         18          --         --           --             200              218

     Purchase of treasury stock
         (77,134 shares)                       --         --          --     (2,565)          --              --           (2,565)
                                          -------  ---------    --------   ---------   ----------      ---------        ----------
     Balance at September 30, 2004        $ 2,031  $  12,989    $ 37,442   $ (9,904)   $    1,474      $  (5,698)       $  38,334
                                          =======  =========    ========   =========   ==========      ==========       =========

                            See accompanying notes to unaudited consolidate financial statements.




                              CENTRAL BANCORP, INC. AND SUBSIDIARY
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                                        Six Months Ended
                                                                                         September 30,
                                                                           --------------------------------------
                           (In thousands)                                         2004                 2003
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                                   $     960             $   2,118
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
     Depreciation and amortization                                                 189                   154
     Amortization of premiums                                                       95                    97
     Provision for loan losses                                                      50                   100
     Stock-based compensation                                                      218                   127
     Net (gains) losses from sales of
         investment securities                                                    (348)                  135
     Gain on sales of loans held for sale                                         (119)                 (209)
     Originations of loans held for sale                                        (9,678)              (25,147)
     Proceeds from sale of loans originated for sale                             9,414                21,851
(Increase) decrease in accrued interest receivable                                (130)                  337
Decrease (increase) in other assets, net                                           300                   (94)
Increase (decrease) in advance payments by borrowers for taxes and insurance       135                    74
Increase (decrease) in accrued expenses and other liabilities, net                (143)               (1,313)
                                                                             ---------             ---------
         Net cash provided by (used in) operating activities                       943                (1,770)
                                                                             ---------             ---------

Cash flows from investing activities:

(Increase) decrease in loans                                                      (480)               39,843
Principal payments on mortgage-backed securities                                 3,642                 2,684
Proceeds from sales of investment securities                                     5,485                   482
Purchases of investment securities                                             (36,499)               (3,000)
Maturities and calls of investment securities                                    2,495                 4,000
Increase (decrease)in due to brokers                                            (3,029)                3,000
Purchase of banking premises and equipment                                        (376)                 (296)
                                                                             ---------             ---------
         Net cash provided by (used in) investing activities                   (28,762)               46,713
                                                                             ---------             ---------
Cash flows from financing activities:

Increase (decrease) in deposits                                                 20,390                (3,444)
Repayment of advances from FHLB of Boston                                       (3,000)                   --
Increase (decrease) in short-term borrowings                                      (194)                 (149)
Issuance of subordinated debenture                                               5,258                    --
Repayment of ESOP loan                                                            (195)                   --
Purchase of shares by ESOP                                                      (2,565)                   --
Proceeds from exercise of stock options                                             19                    13
Dividends paid, net                                                               (373)                 (311)
Net directors deferred compensation                                                  5                     4
Purchase of treasury stock                                                      (2,565)                   --
                                                                             ---------             ---------
         Net cash provided by (used in) financing activities                    16,780                (3,887)
                                                                             ---------             ---------

Net increase (decrease) in cash and cash equivalents                           (11,039)               41,056
Cash and cash equivalents at beginning of year                                  34,337                11,222
                                                                             ---------             ---------
Cash and cash equivalents at end of period                                   $  23,298             $  52,278
                                                                             =========             =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
       Interest                                                              $   5,878             $   5,762
       Income taxes                                                          $     264             $   1,146


See accompanying notes to unaudited consolidated financial statements.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

         The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the "Trust") which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46 "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51", as revised by FIN No. 46R ("FIN 46R") issued in December 2002, the Trust is not included in the Company's consolidated financial statements.

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

(2)      LOANS

         Loans, excluding loans held for sale, as of September 30, 2004 and March 31, 2004 are summarized below (in thousands):

                                                               September 30,               March 31,
                                                                    2004                     2004
                                                              -----------------         --------------
       Real estate loans:
          Residential real estate                              $  163,593                $  171,682
          Commercial real estate                                  165,039                   146,107
          Construction                                             13,503                    25,112
          Home equity lines of credit                               8,835                     9,397
                                                               ----------                ----------
               Total real estate loans                            350,970                   352,298
                                                               ----------                ----------
       Commercial loans                                             5,148                     3,198
       Consumer loans                                               1,006                     1,129
                                                               ----------                ----------
                Total loans                                       357,124                   356,625
        Less:  allowance for loan losses                           (3,606)                   (3,537)
                                                               ----------                ----------
                Total loans, net                               $  353,518                $  353,088
                                                               ==========                ==========

         There were no non-accrual loans at September 30, 2004 and March 31, 2004.

                      CENTRAL BANCORP, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

 (3)     DEPOSITS

         Deposits at September 30, 2004 and March 31, 2004 are summarized as follows (in thousands):

                                                               September 30,             March 31,
                                                                   2004                    2004
                                                            ------------------        --------------
Demand deposit accounts                                         $  32,569               $  27,881
NOW accounts                                                       34,122                  37,106
Passbook and other savings accounts                                74,694                  73,737
Money market deposit accounts                                      63,514                  56,084
                                                                ---------               ---------
         Total non certificate accounts                           204,899                 194,808
                                                                ---------               ---------
Term deposit certificates
      Certificates of $100,000 and above                           35,140                  27,607
      Certificates less than $100,000                              76,271                  73,505
                                                                ---------               ---------
         Total term deposit certificates                          111,411                 101,112
                                                                ---------               ---------
         Total deposits                                         $ 316,310               $ 295,920
                                                                =========               =========

(4)      SUBORDINATED DEBENTURE

         On September 16, 2004, Central Bancorp, Inc. (the "Company") completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the "Trust"). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company's floating rate junior subordinated debentures due September 16, 2034 (the "Debentures"). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2004 the interest rate was 4.34%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company's existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

         On September 17, 2004, the Company completed the repurchase of 77,134 shares of its outstanding common stock, reducing the Company's outstanding common stock to 1,588,598 shares. In addition, the Central Co-operative Bank Employee Stock Ownership Trust (the "ESOP") completed the purchase of 77,134 share of the Company's common stock. The Company and the ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.

(5)      OTHER COMPREHENSIVE INCOME (LOSS)

         The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.

         The Company's other comprehensive income (loss) and related tax effect for the six months ended September 30, 2004 and 2003 are as follows (in thousands):

                                                                For the Six Months Ended
                                                                    September 30, 2004
                                                             ---------------------------------
                                                              Before-
                                                               Tax          Tax      After-Tax
                                                              Amount       Effect     Amount
                                                             -------      --------   ---------
Unrealized gains on securities:
  Unrealized net holding losses during period                $  (949)     $  (352)    $ (597)
   Add: reclassification adjustment for net
            gains included in net income                        (348)        (126)      (222)
                                                             --------     --------    -------
   Other comprehensive loss                                  $(1,297)     $  (478)    $ (819)
                                                             ========     ========    =======

                                                                For the Six Months Ended
                                                                    September 30, 2003
                                                             ---------------------------------
                                                              Before-
                                                               Tax          Tax      After-Tax
                                                              Amount       Effect     Amount
                                                             -------      --------   ---------
Unrealized gains on securities:
  Unrealized net holding gains during period                 $ 1,427      $   458     $  969
   Add: reclassification adjustment for net
            losses included in net income                        135           46         89
                                                             --------     --------    -------
   Other comprehensive income                                $ 1,562      $   504     $1,058
                                                             ========     ========    =======

(6)      CONTINGENCIES

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

(7)      SUBSEQUENT EVENT

         On October 21, 2004, the Board of Directors voted the payment of a quarterly cash dividend of $0.12 per share. The dividend is payable on November 19, 2004 to stockholders of record on November 5, 2004.

(8)      EARNINGS PER SHARE (EPS)

         Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At September 30, 2004 and March 31, 2004, there were approximately 178,000 and 107,000 unallocated ESOP shares, respectively.

(9)      RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued Interpretation No. 46R "Consolidation of Variable Interest Entities ? An Interpretation of ARB No. 51, "to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its combined financial statements only if it controlled the entity through voting interests. FIN 46R changes that guidance by requiring a variable interest entity, as defined, to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46R also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46R is required in financial statements for periods ending after March 15, 2004. The adoption did not have a material impact on the Company's results of operations or financial position.

         In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles ("GAAP") to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for said loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Bank adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have an impact on the Company as the Company was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

         In June 2004, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB issued FASB staff position FSP EITF 03-1-1 which delayed the effective date of the new guidance on recognizing other-than-temporary impairments indefinitely. The Company will evaluate the impact of EITF 03-1 on the Company's financial position and results of operations upon the issuance of FSB EITF 03-1-a.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including changes in regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 AND MARCH 31, 2004

         Total assets increased by $14.1 million from $490.9 million at March 31, 2004 to $505.0 million at September 30, 2004. During the quarter ended September 30, 2004, loans (excluding loans held for sale) increased by $0.5 million due primarily to an $18.9 million increase in commercial real estate loans and a $2.0 million increase in commercial loans, partially offset by a $8.1 million decrease in residential mortgage loans and a $11.6 million decrease in construction loans. During the current quarter, prepayments of residential mortgage loans were significant amounting to $20.8 million. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market.

         The Company experienced growth of $10.1 million in core deposits and $10.3 million in term deposits resulting in an increase in total deposits of $20.4 million. The growth in core deposits was principally related to the increase of $7.4 million in money market deposit accounts. Because of the continuation of the low interest rates for deposits in recent years and the tiered pricing used with this type of account, money market accounts have attracted large average balances. The growth in core deposits was also aided by growth in most other types of accounts. The Company began a major marketing initiative in March 2004 to promote a new free checking account product which contributed to this growth.

         The decrease in Stockholders' equity of $5.1 million to $38.3 million at September 30, 2004 was primarily attributable to the previously announced purchase of 77,134 shares of common stock by the Company and an equal number of shares purchased by the Central Cooperative Bank Employee Stock Ownership Trust (the "ESOP") for a total of $5.1 million. The Company and the ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Registrant and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL
Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates. At the same tine, the Company received the proceeds from the issuance of $5.1 million of trust preferred securities which are included in capital for regulatory purposes and shown separately in the liability section of the balance sheet.

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2004
AND 2003

         Net income decreased by $324 thousand to $506 thousand for the quarter ended September 30, 2004, compared to the same quarter in the prior year. The current quarter's results included costs of $178,700, net of taxes, consisting primarily of legal and other professional fees incurred in connection with the previously announced buyback of 154,268 shares of Company stock from PL Capital LLC and affiliates by the Company and its ESOP Trust. Included in net income in the prior year quarter, was an insurance recovery of $214,000, net of the related legal fees and taxes, attributable to the dispute with certain shareholders, which was settled during the quarter. Exclusive of the foregoing significant items, pro forma earnings increased $69 thousand compared to the corresponding quarter in the prior year. This increase was primarily attributable to an increase in net interest income and gains on sales of investments, partly offset by increases in salaries and benefits, data processing and advertising and marketing expenses.

         The Company's net interest margin decreased 19 basis points from 3.39% in the prior year quarter to 3.20% in the current quarter. The unfavorable trend in the net interest margin is primarily reflective of the limitations the Company has in reducing its overall cost of funds. This limitation is due to two factors. First, the Company's utilization of long-term FHLB advances, which represented 33% of average interest-bearing liabilities in the current quarter, has provided for limited repricing opportunities during the period of declining rates. These advances cannot be prepaid without a substantial penalty, which management has elected not to pay. Second, the ability to reduce deposit rates continues to be limited after the past several years of rate reductions as well as competitive market factors.

         The reduction in the net interest margin is also partially attributable to the shift in the mix of interest-earning assets from loans to short-term investments and investment securities. During the current quarter, loans represented 80% of the average balance of total interest-earning assets compared to 87% in the prior year quarter. This shift to shorter-term, lower yielding assets results from the Company's decision to sell most long-term fixed-rate residential mortgages loans originated during the past two years due to the historically low rates which existed during much of this period.

INTEREST INCOME. Interest income for the quarter ended September 30, 2004 was $6.9 million compared to $6.8 million in the prior year quarter. Although the yield on interest-earning assets decreased from 5.89% in the quarter ended September 30, 2003 to 5.61% in the current quarter, average interest earning assets increased by $31.1 million.

INTEREST EXPENSE. Interest expense for the quarter ended September 30, 2004 increased by $105 thousand to $3.0 million compared to the quarter ended September 30, 2003. A decrease of 8 basis points in the cost of funds from 2.87% in the quarter ended September 30, 2003 to 2.79% in the quarter ended September 30, 2004 was offset by an increase in average interest-bearing liabilities of $27.4 million in the current year period.

            The following table presents average balances and average rates earned/paid by the Company for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------------------
                                                                  2004                                     2003
                                                      --------------------------------       -------------------------------
                                                      AVERAGE                  AVERAGE       AVERAGE                 AVERAGE
                                                      BALANCE    INTEREST       RATE         BALANCE     INTEREST     RATE
                                                      -------    --------     --------       -------     --------   --------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
Mortgage loans                                      $ 354,393    $ 5,457        6.16%       $ 364,104     $ 5,793      6.36%
Other loans                                             5,812         92        6.33            5,864         104      7.09
Investment securities                                 114,955      1,321        4.60           64,307         844      5.25
Short-term investments                                 18,694         56        1.20           28,519          75      1.05
                                                    ---------    -------                    ---------     -------
    Total interest-earning assets                     493,854      6,926        5.61          462,794       6,816      5.89
                                                    ---------    -------                    ---------     -------

Allowance for loan losses                              (3,618)                                 (3,370)
Noninterest-earning assets                             16,063                                  20,214
                                                    ---------                               ---------
Total assets                                        $ 506,299                               $ 479,638
                                                    =========                               =========
Interest-bearing liabilities:
Deposits                                            $ 285,017      1,216        1.71        $ 255,550       1,100      1.72
Advances from FHLB of Boston                          138,780      1,713        4.94          144,484       1,775      4.91
Other borrowings                                        3,636         51        5.61                0           0      0.00
                                                    ---------    -------                    ---------     -------
Total interest-bearing liabilities                    427,433      2,980        2.79          400,034       2,875      2.87
                                                    ---------    -------                    ---------     -------

Noninterest-bearing liabilities                        38,398                                  37,455
                                                    ---------                               ---------
Total liabilities                                     465,831                                 437,489

Stockholders' equity                                   40,468                                  42,149
                                                    ---------                               ---------
    Total liabilities and stockholders' equity      $ 506,299                               $ 479,638
                                                    =========                               =========

Net interest and dividend income                                 $ 3,946                                  $ 3,941
                                                                 =======                                  =======
Net interest spread                                                             2.82%                                  3.02%
Net interest margin                                                             3.20%                                  3.39%

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

         During the quarter ended September 30, 2004 and 2003, the Company provided $0 and $50 thousand for loan losses. The Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding.

NON-INTEREST INCOME. Total non-interest income was $499 thousand for the quarter ended September 30, 2004 compared to $163 thousand in the same period of 2003. The primary reason for the $336 thousand increase in the current year was the gain on sales of securities which amounted to $214 thousand. This additional non-interest income was partially offset by a decline in loan sale gains of $12 thousand in the current quarter. Overall, residential loan origination activity has declined in the current quarter compared to the same quarter last year, especially fixed rate loan originations, resulting in fewer loans being sold.

NON-INTEREST EXPENSES. Non-interest expenses increased $855 thousand, or 31%, during the quarter ended September 30, 2004 as compared to the same quarter in 2003 due principally to increases in professional fees ($458 thousand), salaries and employee benefits ($237 thousand) and other non-interest expenses ($160 thousand).

         The increase in salaries and employee benefits of $237 thousand, or 14%, during the quarter ended September 30, 2004, was due to overall salary increases, increases in staffing, as well as increases in pension and health care costs.

         Professional fees increased $458 thousand during the current quarter due to the costs associated with the previously discussed buyback of 154,268 shares by the Company and the ESOP and the recognition of a partial reimbursement of legal defense costs from the Company's insurance carrier in the prior year quarter. The legal defense costs were incurred in connection with shareholder litigation, which was settled in August 2003.

         Advertising and marketing expenses increased $139 thousand as a result of the kick-off of a fall deposit promotion during the current quarter.

         INCOME TAXES. The effective tax rates for the quarters ended September 30, 2004 and 2003 were 40% and 36%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         For the six months ended September 30, 2004, net income decreased 55% to $960 thousand, or $.61 per diluted share, compared to $2,118 million, or $1.36 per diluted share, in the year earlier period. Exclusive of the favorable impact of $374,000, after-taxes, resulting from the settlement of the Company's REIT-related tax liability with the Massachusetts Department of Revenue and the favorable impact of a net insurance recovery associated with certain shareholder litigation, which increased net income by $276,000 in the first half of the previous year, and the costs associated with the stock buyback noted above, net income declined $329,000 compared to the year earlier period. This change was largely the result of a $397,000 decrease in net interest income between periods attributable to the factors previously disclosed herein.

INTEREST INCOME. Interest income for the six months ended September 30, 2004 was $13.5 million, or $299 thousand less than the amount earned in the same period in the prior year due to a decrease in the yield on interest-earning assets from 5.99% in the first six months of the prior year to 5.59% in the same period of the current year. Average interest-earning assets increased by $22.5 million, or 5%, to $484.8 million during the six months ended September 30, 2004, from $462.3 million for the six months ended September 30, 2003.

INTEREST EXPENSE. Interest expense for the six months ended September 30, 2004 was $5.9 million compared to $5.8 million for the six months ended September 30, 2003, an increase of $98,000 or 1.7%. This decrease resulted from a 10 basis points decrease in the cost of funds from 2.89% in the six months ended September 30, 2003 to 2.79% in the six months ended September 30, 2004. Average interest-bearing liabilities increased $22 million to $421.7 million from $400.1 million primarily from the promotion of a 15-month CD product.

         The decrease in the cost of funds during the first half of the current year was entirely due to a reduction in the cost of deposits from 1.77% during the prior year period to 1.70% during the six months ended September 30, 2004. The cost of FHLB advances, the Company's other primary interest-bearing liability, increased during the first half of the current year to 4.89% from 4.88% in the comparable prior year period. As FHLB advances can not be prepaid without a substantial penalty, these longer term, fixed-rate borrowings have been a significant factor in the compression of the Company's net interest margin during the most recent period of declining rates.

            The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2004 compared to the six months ended September 30, 2003:

                                                                             SIX MONTHS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------------------------
                                                                  2004                                     2003
                                                      --------------------------------       -------------------------------
                                                      AVERAGE                  AVERAGE       AVERAGE                 AVERAGE
                                                      BALANCE    INTEREST       RATE         BALANCE     INTEREST     RATE
                                                      -------    --------     --------       -------     --------   --------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
Mortgage loans                                      $  353,660   $ 10,839        6.13%      $ 372,936    $ 11,814       6.34%
Other loans                                              5,417        171        6.31           6,311         248       7.86
Investment securities                                  102,900      2,410        4.68          66,495       1,684       5.07
Short-term investments                                  22,526        120        1.07          16,607          93       1.12
                                                    ----------   --------                   ---------    --------
    Total interest-earning assets                      484,803     13,540        5.59         462,349      13,839       5.99
                                                    ----------   --------                   ---------    --------

Allowance for loan losses                               (3,618)                                (3,370)
Noninterest-earning assets                              18,508                                 18,405
                                                    ----------                              ---------
Total assets                                        $  499,693                              $ 477,444
                                                    ==========                              =========
Interest-bearing liabilities:
Deposits                                            $  277,950      2,366        1.70       $ 255,389       2,257       1.77
Advances from FHLB of Boston                           140,294      3,431        4.89         144,685       3,531       4.88
Other borrowings                                         3,469         90        5.19              --           1         --
                                                    ----------   --------                   ---------    --------
Total interest-bearing liabilities                     421,713      5,887        2.79         400,074       5,789       2.89
                                                    ----------   --------                   ---------    --------

Noninterest-bearing liabilities                         36,517                                 36,123
                                                    ----------                              ---------
Total liabilities                                      458,230                                436,197

Stockholders' equity                                    41,463                                 41,247
                                                    ----------                              ---------
    Total liabilities and stockholders' equity      $  499,693                              $ 477,444
                                                    ==========                              =========

Net interest and dividend income                                 $  7,653                                $  8,050
                                                                 ========                                ========
Net interest spread                                                              2.80%                                  3.10%
Net interest margin                                                              3.16%                                  3.48%

PROVISION FOR LOAN LOSSES. During the first half of the current year, the Company provided $50,000 for loan losses. While the Company's asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the first quarter. $100,000 was recorded in the corresponding period of the prior year.

NON-INTEREST INCOME. Non-interest income increased to $947,000 during the six months ended September 30, 2004 from $577,000 in the prior year period. An increase in gains on sales of investment securities of $483,000 was partially offset by a decline in gains on the sale of loans of $90,000 caused by the slow down in refinance activity this year.

         Net gains from sales and write-downs of investment securities were $348,000 for the six months ended September 30, 2004 compared to net losses of $135,000 in the comparable prior year period. During the six months ended September 30, 2004 and 2003, the Company recorded write-downs of $-0- and $130,000, respectively, in certain equity securities which had experienced a decline in fair value judged to be other than temporary.

NON-INTEREST EXPENSES. Non-interest expenses increased $1,246,000 during the six months ended September 30, 2004, as compared to the corresponding period in the prior year. Exclusive of the impact of litigation and legal fees, net of the related insurance recovery in fiscal 2003 and costs associated with the repurchase of common stock during the current fiscal year, non-interest expenses increased $624,000, due principally to increases in salaries and employee benefits of $340,000 and increased advertising costs of $156,000.

         The increase in salaries and employee benefits of $340,000, or 10%, during the six months ended September 30, 2004, was due to overall salary increases, increases in staffing to support a larger asset base, as well as increases in health insurance and pension expense.

INCOME TAXES. The effective tax rates for the six months ended September 30, 2004 and 2003 were 38% and 23.5%, respectively. As previously noted, the Company recovered $374,000 in taxes during the first half of the current year as a result of the settlement of the REIT tax dispute with the Massachusetts Department of Revenue. Exclusive of this item, the effective tax rate for the six months ended September 30, 2003 was 37.0%. This increase from the prior year is entirely due to the change in state tax law eliminating the use of the dividends received deduction on dividends received by a bank from its REIT subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U. S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At September 30, 2004, the Company had approximately $30 million in unused borrowing capacity at the FHLB of Boston.

         At September 30, 2004, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $67.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

         The Company's and the Bank's capital ratios at September 30, 2004 were as follows:

                                                                                 Company     Bank
                                                                                 -------     ----
                  Tier 1 Capital (to average assets) ........................     7.88%       7.15%
                  Tier 1 Capital (to risk-weighted assets) ..................    11.54       10.48
                  Total Capital (to risk-weighted assets) ...................    12.58       11.54

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

         The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate shift in interest rates as set forth below (dollars in thousands):


                                                                   September 30,                  March 31,
                                                                        2004                         2004
                                                              -------------------------      --------------------
                                                              Amount           % Change      Amount      % Change
                                                              ------           --------      ------      --------
                  300 basis point increase in rates ......... $(1,631)          (10.2)%      $ (1,236)      (8.1)%

                  75 basis point decrease in rates...........    --               --             (315)      (2.1)

                  100 basis point decrease in rates..........     133             0.8%            --         --

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended September 30, 2004.

                                                                              TOTAL NUMBER
                                                                                OF SHARES
                                                                                PURCHASED         MAXIMUM
                                                                               AS PART OF    NUMBER OF SHARES
                                                 TOTAL                          PUBLICLY      THAT MAY YET BE
                                               NUMBER OF       AVERAGE          ANNOUNCED     PURCHASED UNDER
                                                SHARES       PRICE PAID         PLANS OR       THE PLANS OR
                   PERIOD                      PURCHASED      PER SHARE         PROGRAMS         PROGRAMS
                   ------                      ---------      ---------         --------         --------

              July 2004
              Beginning date: July 1              --           $    --             --               --
              Ending date: July 31

              August 2004
              Beginning date: August 1            --                --             --               --
              Ending date: August 31

              September 2004
              Beginning date: September 1      77,134(1)         33.25             --               --
              Ending date: September  30

              --------------------
              (1) All shares were purchased at a price of $33.25 per share in a negotiated transaction pursuant to a Stock Purchase Agreement with PL Capital LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.

Item 3.  Defaults upon Senior Securities

                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 20, 2004, the Registrant convened its Annual Meeting of Stockholders. The only item submitted to a vote of stockholders was the election of three directors. Gregory W. Boulos, John D. Doherty and Albert J. Mercuri, Jr. were elected directors and the terms of office of the following directors continued after the meeting: Joseph R. Doherty, Paul E. Bulman, Edward F. Sweeney, Jr., John J. Morrissey and James F. Linnehan. The following is a record of the voting in the election of directors:

              ELECTION OF DIRECTORS                FOR                WITHHELD

                Gregory W. Boulos               1,257,947             339,454
                John D. Doherty                 1,257,283             340,118
                Albert J. Mercuri, Jr.          1,257,947             339,454

         There were no abstentions or broker non-votes.

Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 4.1    Indenture, dated September 16, 2004, between Central Bancorp, Inc. and JP Morgan Chase Bank

                 4.2    Form of Junior Subordinated Debt Security Due 2034 (filed as Exhibit A to Exhibit 4.1 filed herewith)

                 10.1   Guarantee  Agreement,  dated  September  16,  2004,  by Central  Bancorp,  Inc.  for the
                        benefit of JP Morgan Chase Bank, as trustee

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


                                 CENTRAL BANCORP, INC.
                                 ---------------------
                                      Registrant




November 15, 2004                /s/ John D. Doherty
   Date                          -----------------------------------------------
                                 John D. Doherty
                                 Chairman, President and Chief Executive Officer




November 15, 2004                /s/ Paul S. Feeley
   Date                          -----------------------------------------------
                                 Paul S. Feeley
                                 Senior Vice President, Treasurer
                                   and Chief Financial Officer