Form 10-Q
period 2004-12-31
CENTRAL BANCORP INC /MA/
filed 2005-02-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-25251

CENTRAL BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3447594

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

399 Highland Avenue
Somerville, Massachusetts	02144

(Address of Principal Executive Offices)	(Zip Code)

(617) 628-4000

(Registrant’s Telephone Number, Including Area Code)

N/A

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

Yes ☑       No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☑

Common Stock, $1.00 par value	1,588,598

Class	Outstanding at February 10, 2005

CENTRAL BANCORP, INC.

Part I. Financial Information

Item 1. Financial Statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition
(Unaudited)

	December 31,	March 31,
(Dollars in Thousands)	2004	2004

ASSETS
Cash and due from banks	$6,087	$7,113
Short-term investments	40	27,224

Cash and cash equivalents	6,127	34,337

Certificate of deposit	602	1,211
Investment securities available for sale (amortized cost of $111,421 at December 31, 2004 and $80,201 at March 31, 2004)	113,356	83,771
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	123,232	93,647

Loans held for sale	2,277	799

Loans (Note 2)	372,282	356,625
Less allowance for loan losses	3,621	3,537

Net loans	368,661	353,088

Accrued interest receivable	2,222	2,203
Banking premises and equipment, net	2,508	2,113
Deferred tax asset, net	447	243
Goodwill, net	2,232	2,232
Other assets	1,083	1,024

Total assets	$509,391	$490,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 3)	$314,322	$295,920
Short-term borrowings	146	845
Federal Home Loan Bank advances (Note 4)	144,800	141,100
Subordinated debenture	5,258	—
ESOP Loan	3,019	3,311
Advance payments by borrowers for taxes and insurance	1,231	1,182
Accrued expenses and other liabilities	1,867	5,085

Total liabilities	470,643	447,443

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 2,031,026 shares issued at December 31, 2004 and 2,030,251 shares issued at March 31, 2004	2,031	2,030
Additional paid-in capital	12,906	12,920
Retained income	38,030	36,855
Treasury stock (442,428 shares at December 31, 2004 and 365,294 issued at March 31, 2004), at cost	(9,892)	(7,311)
Accumulated other comprehensive income (Note 5)	1,243	2,293
Unearned compensation - ESOP	(5,570)	(3,333)

Total stockholders’ equity	38,748	43,454

Total liabilities and stockholders’ equity	$509,391	$490,897

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Interest and dividend income:
Mortgage loans	$5,455	$5,414	$16,295	$17,228
Other loans	104	90	275	338
Short-term investments	46	75	165	168
Investments	1,367	997	3,778	2,681

Total interest and dividend income	6,972	6,576	20,513	20,415

Interest expense:
Deposits	1,184	1,075	3,550	3,332
Advances from Federal Home Loan Bank of Boston	1,709	1,768	5,140	5,299
Other borrowings	105	40	196	41

Total interest expense	2,998	2,883	8,886	8,672

Net interest and dividend income	3,974	3,693	11,627	11,743
Provision for loan losses	—	50	50	150

Net interest and dividend income after provision for loan losses	3,974	3,643	11,577	11,593

Non-interest income:
Deposit service charges	147	147	438	465
Net gains (losses) from sales of investment securities	84	—	432	(135)
Gain on sales of loans	85	54	204	263
Other income	61	106	250	291

Total non-interest income	377	307	1,324	884

Non-interest expenses:
Salaries and employee benefits	1,918	1,816	5,780	5,314
Occupancy and equipment	323	286	948	826
Data processing service fees	239	264	794	810
Professional fees	217	95	825	108
Advertising and marketing	109	157	513	404
Other expenses	443	399	1,394	1,314

Total non-interest expenses	3,249	3,017	10,254	8,776

Income before income taxes	1,102	933	2,647	3,701
Provision for income taxes (Note 6)	416	358	1,001	1,008

Net income	$686	$575	$1,646	$2,693

Earnings per common share – basic (Note 8)	$0.49	$0.37	$1.10	$1.74

Earnings per common share – diluted (Note 8)	$0.48	$0.37	$1.09	$1.72

Weighted average common shares outstanding – basic	1,413	1,553	1,503	1,549

Weighted average common and equivalent shares outstanding – diluted	1,424	1,567	1,515	1,563

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Stock	Income	ESOP	Equity

Nine Months Ended December 31, 2004

Balance at March 31, 2004	$2,030	$12,920	$36,855	$(7,311)	$2,293	$(3,333)	$43,454

Net income			1,646				1,646
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment (Note 5)					(1,050)		(1,050)

Comprehensive income							596

Purchase of shares by ESOP (77,134 shares)						(2,565)	(2,565)
Proceeds from exercise of stock options (775 shares)	1	15					16
Tax benefit of stock option		3					3
Director deferred compensation transactions		45		(40)			5
Dividends paid ($0.36 per share)			(542)				(542)
Amortization of unearned compensation - ESOP		17				328	345

Purchase of treasury stock (77,134 shares)				(2,565)			(2,565)

Other Equity Transactions		(94)	71	24			1

Balance at December 31, 2004	$2,031	$12,906	$38,030	$(9,892)	$1,243	$(5,570)	$38,748

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2004	2003

Cash flows from operating activities:

Net income	$1,646	$2,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	293	234
Amortization of premiums	137	115
Provision for loan losses	50	150
Stock-based compensation	345	233
Net (gains) losses from sales and write-downs of investment securities	(432)	135
Gain on sales of loans held for sale	(204)	(263)
Originations of loans held for sale	(17,493)	(30,081)
Proceeds from sale of loans originated for sale	16,219	30,685
(Increase) decrease in accrued interest receivable	(19)	103
Decrease (increase) in other assets, net	322	4
Increase (decrease) in advance payments by borrowers for taxes and insurance	49	211
Increase (decrease) in accrued expenses and other liabilities, net	(3,218)	(2,386)

Net cash provided by (used in) operating activities	(2,305)	1,833

Cash flows from investing activities:

(Increase) decrease in loans	(15,623)	31,133
Principal payments on mortgage-backed securities	5,797	4,187
(Increase) decrease in certificate of deposit	609	(1,200)
Purchases of investment securities	(47,404)	(33,885)
Maturities and calls of investment securities	4,495	4,000
Proceeds from sales of investment securities	6,188	482
Purchase of banking premises and equipment	(688)	(397)

Net cash provided by (used in) investing activities	(46,626)	4,320

Cash flows from financing activities:

Increase (decrease) in deposits	18,402	(864)
Proceeds from advances from FHLB of Boston	13,000	—
Repayment of advances from FHLB of Boston	(9,300)	(3,300)
Increase (decrease) in short-term borrowings	(699)	378
Issuance of subordinated debenture	5,258	—
Proceeds from ESOP loan	—	3,506
Repayment of ESOP loan	(292)	(98)
Purchase of shares by ESOP	(2,565)	—
Proceeds from exercise of stock options	19	47
Dividends paid	(542)	(496)
Net directors deferred compensation	5	(3)
Purchase of treasury stock	(2,565)	—

Net cash provided by (used in) financing activities	20,721	(830)

Net increase (decrease) in cash and cash equivalents	(28,210)	5,323
Cash and cash equivalents at beginning of year	34,337	11,222

Cash and cash equivalents at end of period	$6,127	$16,545

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,874	$8,642
Income taxes	$655	$1,911

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements
December 31, 2004

(1) Basis of Presentation

     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”) which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51”, as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 4)

     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2004. For interim reporting purposes, the Company follows the same significant accounting policies.

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Such reclassifications have no effect on previously reported net income.

(2) Loans

     Loans, excluding loans held for sale, as of December 31, 2004 and March 31, 2004 are summarized below (in thousands):

	December 31,	March 31,
	2004	2004
Real estate loans:
Residential real estate	$165,543	$171,682
Commercial real estate	176,074	146,107
Construction	13,971	25,112
Home equity lines of credit	9,087	9,397

Total real estate loans	364,675	352,298

Commercial loans	6,522	3,198
Consumer loans	1,085	1,129

Total loans	372,282	356,625
Less: allowance for loan losses	(3,621)	(3,537)

Total loans, net	$368,661	$353,088

     There were no non-accrual loans as of March 31, 2004 and one loan totaling $121,000 as of December 31, 2004.

A summary of changes in the allowance for loan losses for the quarter ended and nine months ended December 31, 2004 and 2003 follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2004	2003	2004	2003
Balance at beginning of period	$3,606	$3,389	$3,537	$3,284
Provision charged to expense	—	50	50	150
Less: charge-offs	—	1	1	27
Add: recoveries	15	35	35	66

Balance at end of period	$3,621	$3,473	$3,621	$3,473

(3) Deposits

     Deposits at December 31, 2004 and March 31, 2004 are summarized as follows (in thousands):

	December 31,	March 31,
	2004	2004
Demand deposit accounts	$35,441	$27,881
NOW accounts	33,643	37,106
Passbook and other savings accounts	73,223	73,737
Money market deposit accounts	53,745	56,084

Total non certificate accounts	196,052	194,808

Term deposit certificates
Certificates of $100,000 and above	40,102	27,607
Certificates less than $100,000	78,168	73,505

Total term deposit certificates	118,270	101,112

Total deposits	$314,322	$295,920

(4) Subordinated Debenture

     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2004 the interest rate was 4.93%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

     On September 17, 2004, the Company completed the repurchase of 77,134 shares of its outstanding common stock, reducing the Company’s outstanding common stock to 1,588,598 shares. In addition, the Central Co-operative Bank Employee Stock Ownership Trust (the “ESOP”) completed the purchase of another 77,134 shares of the Company’s common stock. The Company and the ESOP purchased the shares pursuant to the terms of the Stock

Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.

(5) Other Comprehensive Income (Loss)

     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.

     The Company’s other comprehensive income (loss) and related tax effect for the nine months ended December 31, 2004 and 2003 are as follows (in thousands):

	For the Nine Months Ended
	December 31, 2004
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$1,203	$424	$779
Add: reclassification adjustment for net gains included in net income	432	161	271

Other comprehensive loss	$1,635	$585	$1,050

	For the Nine Months Ended
	December 31, 2004
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized holding gains during period	$1,506	$507	$999
Less: reclassification adjustment for net losses included in net income	135	46	89

Other comprehensive income	$1,641	$553	$1,088

(6) Contingencies

Legal Proceedings

     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Tax Settlement

     During 2003, the Massachusetts Department of Revenue (“DOR”) issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that had received dividends from a real estate investment trust (REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts.

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

(7) Subsequent Event

     On January 20, 2005, the Board of Directors voted the payment of a quarterly cash dividend of $0.12 per share. The dividend is payable on February 18, 2005 to stockholders of record as of February 4, 2005 .

(8) Earnings per Share (EPS)

     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At December 31, 2004 and March 31, 2004, there were approximately 174,000 and 107,000 unallocated ESOP shares, respectively.

(9) Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees” and requires entities to recognize a compensation cost on the financial statements relating to share-based transactions. Previously, companies had the option of adopting a fair value measurement of the equity or liability instruments issued or disclosing the impact in the footnotes. Under SFAS
No. 123(R), companies will be required to adopt the fair value method of measurement over a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Application of SFAS No. 123(R); is required for periods ending after June 15, 2005. The Company does not believe that the application of SFAS No. 123(R) will have a material impact on the Company’s financial position or results of operations.

     In December 2003, the FASB issued Interpretation No. 46R “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (FIN 46R)”, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its combined financial statements only if it controlled the entity through voting interests. FIN 46R changes that guidance by requiring a variable interest entity, as defined, to be combined by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46R also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Application of FIN 46R is required in financial statements for periods ending after March 15, 2004. The adoption did not have a material impact on the Company’s results of operations or financial position.

     In March 2004, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 105. SAB No. 105 summarizes the views of the SEC regarding the application of Generally Accepted Accounting Principles (“GAAP”) to loan commitments for mortgage loans that will be held for sale accounted for as derivatives. The guidance requires the measurement at fair value of such loan commitments include only the differences between the guaranteed interest rate in the loan commitment and a market interest rate; future cash flows related to servicing the loan or the customer relationship should not be recorded as a part of the loan commitment derivative. SAB No. 105 is effective for said loan commitments accounted for as derivatives entered into beginning April 1, 2004. The Bank adopted this SAB on April 1, 2004. The adoption of SAB No. 105 did not have an impact on the Company as the Company was valuing loan commitments to be accounted for as derivatives consistent with this guidance.

     In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB issued FASB staff position FSP EITF 03-1-1 which delayed the effective date of the new guidance on recognizing other-than-temporary impairments indefinitely. The Company will evaluate the impact of EITF 03-1 on the Company’s financial position and results of operations upon the issuance of FSB EITF 03-1-a.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including changes in regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

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

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loans trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Comparison of Financial Condition at December 31, 2004 and March 31, 2004

     Total assets increased by $18.5 million from $490.9 million at March 31, 2004 to $509.4 million at December 31, 2004. During the
9 months ended December 31, 2004, loans (excluding loans held for sale) increased by $15.7 million due primarily to a $30.0 million increase in commercial real estate loans and a $3.3 million increase in commercial loans, partially offset by a $6.1 million decrease in residential mortgage loans and a $11.1 million decrease in construction loans. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. The decision to sell or hold loans is made at the tome the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released. Additionally, the Company redeployed most of its short-term investments into higher yielding investment securities to take advantage of higher yields available on such instruments.

     The Company experienced growth of $1.2 million in core deposits and $17.2 million in term deposits resulting in an increase in total deposits of $18.4 million. The growth in core deposits was principally related to the increase of $7.6 million in demand deposit accounts, offset by declines in NOW accounts, savings accounts and money market deposit accounts. The increase in demand deposits reflects the successful marketing efforts in promoting a free checking product during the latter part of 2004. The increase in term deposits was the result of promotional rates offered on shorter term deposits (8-months or 15-months) in anticipation of increasing interest rates. These term deposits were aggressively marketed to larger balance money market deposit account holders which resulted in the largest increase in the over $100,000 account category.

     The decrease in stockholders’ equity of $4.7 million to $38.7 million at December 31, 2004 was primarily attributable to the previously announced purchase of 77,134 shares of common stock by the Company and an equal number of shares purchased by the Central Cooperative Bank Employee Stock Ownership Trust (the “ESOP”) for a total of $5.1 million. The Company and the ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Registrant and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates. At the same time, the Company received the proceeds from the issuance of $5.1 million of trust preferred securities which are included in capital for regulatory purposes and shown separately in the liability section of the balance sheet.

Comparison of Operating Results for the Quarters Ended December 31, 2004 and 2003

     Net income increased by $111,000 to $686,000, or $0.48 per diluted share, for the quarter ended December 31, 2004, compared to $575,000, or $0.37 per diluted share, for the corresponding quarter in the prior year. Included in net income in the prior year’s quarter, was an insurance recovery of $53,000, net of the related legal fees and taxes, attributable to the dispute with certain shareholders, which was settled during 2003. Exclusive of the insurance recovery in 2003, pro forma earnings would have increased $164,000 during the current quarter compared to the corresponding quarter in the prior year. This increase was primarily attributable to an increase in net interest income and gains on sales of investments, partly offset by increases in salaries and benefits, data processing and advertising and marketing expenses.

     The Company’s net interest margin increased 7 basis points from 3.15% in the prior year’s quarter to 3.22% in the current quarter. Part of the favorable increase is attributable to the increase in overall market interest rates being realized on the earning assets as they trend slowly upward and the Company continuing to hold its deposit rates at a static level in spite of the increasing interest rates. By continuing to keep its overall core deposit rates from rising in conjunction with market interest rate increases, the Company will benefit in maintaining its net interest spread. By offering the aforementioned 8-month and 15-month promotional term deposits, the Company hopes to maintain the overall deposit balances. The Company has also slightly decreased its reliance on FHLB advances to fund its growth during the three months ended December 31, 2004 compared to the corresponding period in 2003.

     The increase in the net interest margin is also partially attributable to the shift in the mix of interest-earning assets from short-term investments, that carry a lower interest yield to loans and investment securities which typically have higher yields.

Interest Income. Interest income for the quarter ended December 31, 2004 increased approximately $400,000 to $7.0 million as compared to $6.6 million in the prior year quarter. This increase was a result of the yield on interest-earning assets increasing from 5.60% in the quarter ended December 31, 2003 to 5.65% in the current quarter. In addition, average interest earning assets increased by $23.9 million during the corresponding period.

Interest Expense. Interest expense for the quarter ended December 31, 2004 increased by $115,000 to $3.0 million as compared to the quarter ended December 31, 2003. A decline of 9 basis points in the cost of funds from 2.88% in the quarter ended December 31, 2003 to 2.79% in the quarter ended December 31, 2004 was more than offset by an increase in average interest-bearing liabilities of $29.4 million in the corresponding period.

          The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003:

	Three Months Ended December 31,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$357,470	$5,455	6.10%	$349,042	$5,414	6.20%
Other loans	6,328	104	6.57	4,796	90	7.51
Investment securities	118,443	1,367	4.62	85,809	997	4.65
Short-term investments	11,354	46	1.62	30,012	75	1.00

Total interest-earning assets	493,595	6,972	5.65	469,659	6,576	5.60

Allowance for loan losses	(3,613)			(3,435)
Noninterest-earning assets	15,588			12,944

Total assets	$505,570			$479,168

Interest-bearing liabilities:
Deposits	$283,304	1,184	1.67	$254,189	1,075	1.69
Advances from FHLB of Boston	138,343	1,709	4.94	143,611	1,768	4.92
Other borrowings	8,466	105	4.96	2,945	40	5.43

Total interest-bearing liabilities	430,113	2,998	2.79	400,745	2,883	2.88

Noninterest-bearing liabilities	36,971			37,487

Total liabilities	467,084			438,232

Stockholders’ equity	38,486			40,936

Total liabilities and stockholders’ equity	$505,570			$479,168

Net interest and dividend income		$3,974			$3,693

Net interest spread			2.86%			2.72%

Net interest margin			3.22%			3.15%

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

     During the quarter ended December 31, 2004, the Company did not record a provision for loan losses and recognized a provision of $50,000 during the corresponding quarter in 2003. The Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding.

Non-interest Income. Total non-interest income was $377,000 for the quarter ended December 31, 2004 compared to $307,000 in the same period of 2003. The primary reason for the $70,000 increase in the current year’s quarter was the gain on sales of securities which amounted to $84,000. This additional non-interest income was partially offset by a decline in other non-interest income of $45,000 in the current quarter to $61,000.

Non-interest Expenses. Non-interest expenses increased $232,000, or 7.7%, to $3.2 million during the quarter ended December 31, 2004 as compared to the same quarter in 2003 due principally to increases in professional fees ($122,000), salaries and employee benefits ($102,000), office occupancy and equipment ($37,000) and other non-interest expenses ($44,000).

     The increase in salaries and employee benefits of $102,000, or 5.6%, to $1.9 million during the quarter ended December 31, 2004, was due to overall salary increases, increases in staffing, as well as increases in pension, ESOP and health care costs.

     The decline in data processing costs declined from $264,000 to $239,000 primarily as a result of the renegotiation and extension of our primary data processing provider.

     Professional fees increased $122,000 to $217,000 during the current quarter ended December 31, 2004 due to the recognition of a partial reimbursement of legal defense costs from the Company’s insurance carrier in the prior year’s quarter. The legal defense costs were incurred in connection with shareholder litigation, which was settled in August 2003.

     Office occupancy and equipment expenses increased $37,000 to $323,000 during the current quarter ended December 31, 2004 due to higher utility costs and increased depreciation of equipment.

     Other non-interest expenses increased $44,000 to $443,000 during the current quarter ended December 31, 2004 due to increased corporate contributions and other general costs involved in running a larger organization.

Income Taxes. The effective tax rates for the quarters ended December 31, 2004 and 2003 were 37.7% and 38.4%, respectively.

Comparison of Operating Results for the Nine Months Ended December 31, 2004 and 2003

     For the nine months ended December 31, 2004, net income decreased $1.1 million to $1.6 million, or $1.09 per diluted share, compared to $2.7 million, or $1.72 per diluted share, in the year earlier period. The return on average earning assets totaled 0.53% for the nine months ended December 31, 2004 as compared to 0.71% for the corresponding period in the prior year. Exclusive of the favorable impact of $374,000, after-taxes, resulting from the settlement of the Company’s REIT-related tax liability with the Massachusetts Department of Revenue and the favorable impact of $329,000 from a net insurance recovery associated with certain shareholder litigation, in the first nine months of the previous year, and the $179,000 in costs during the current year associated with the stock buyback, net income on a proforma basis declined $165,000 compared to the year earlier period. A reconciliation of GAAP earnings to pro forma earnings follows:

Reconciliation of GAAP earnings to	Nine Months Ended
pro forma earnings	December 31,
	2004	2003
Net Income per GAAP	$1,646	$2,693
Impact of REIT legislation, net of taxes		(374)
Impact of litigation and legal fees, net of insurance and taxes		(329)
Costs associated with stock buyback, net of taxes	179	—

Pro forma earnings	$1,825	$1,990

     Contributing to this change was an $116,000 decrease in net interest income between periods attributable to the factors disclosed herein.

Interest Income. Interest income for the nine months ended December 31, 2004 was $20.5 million, or $98,000 higher than the amount earned in the corresponding period in the prior year. The increase was due to an increase in average interest-earning assets of $22.0 million to $487.7 million during the nine months ended December 31, 2004, offset by a 23 basis point decline in the yield on interest-earning assets from 5.84% in the first nine months of the prior year to 5.61% in the first nine months of the current year.

Interest Expense. Interest expense for the nine months ended December 31, 2004 was $8.9 million compared to $8.7 million for the nine months ended December 31, 2003, an increase of $214,000 or 2.5%. The increase was due to an increase in average interest-bearing liabilities of $24.7 million to $424.6 million during the nine months ended December 31, 2004, offset by a decline of 10 basis points in the cost of funds from 2.89% in the first nine months of the prior year to 2.79% in the first nine months of the current year. Average interest-bearing liabilities increased primarily from the promotion of an 8-month and a 15-month CD product.

     The decrease in the cost of funds during the first nine months of the current year was entirely due to a reduction in the cost of deposits from 1.74% during the prior year period to 1.69% during the nine months ended December 31, 2004. The cost of FHLB advances, the Company’s other primary interest-bearing liability, increased slightly during the first nine months of the current year to 4.92% from 4.90% in the comparable prior year period. As FHLB advances cannot be prepaid without a substantial penalty, these longer term, fixed-rate borrowings have been a significant factor in the compression of the Company’s net interest margin during the recent period of declining rates.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003:

	Nine Months Ended December 31,
	2004			2003
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$354,935	$16,295	6.12%	$363,416	$17,228	6.32%
Other loans	5,722	275	6.41	6,100	338	7.39
Investment securities	108,100	3,778	4.66	74,590	2,681	4.79
Short-term investments	18,988	165	1.16	21,610	168	1.04

Total interest-earning assets	487,745	20,513	5.61	465,716	20,415	5.84

Allowance for loan losses	(3,596)			(3,369)
Noninterest-earning assets	17,511			13,826

Total assets	$501,660			$476,173

Interest-bearing liabilities:
Deposits	$279,742	3,550	1.69	$254,620	3,332	1.74
Advances from FHLB of Boston	139,163	5,140	4.92	144,136	5,299	4.90
Other borrowings	5,709	196	4.58	1,140	41	4.80

Total interest-bearing liabilities	424,614	8,886	2.79	399,896	8,672	2.89

Noninterest-bearing liabilities	37,178			37,537

Total liabilities	461,792			437,433

Stockholders’ equity	39,868			38,740

Total liabilities and stockholders’ equity	$501,660			$476,173

Net interest and dividend income		$11,627			$11,743

Net interest spread			2.82%			2.95%

Net interest margin			3.18%			3.36%

Provision for Loan Losses. During the first nine months of the current year, the Company provided $50,000 for loan losses and $150,000 was recorded in the corresponding period of the prior year. While the Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the periods indicated.

Non-interest Income. Non-interest income increased $440,000 to $1.3 million during the nine months ended December 31, 2004 from $884,000 in the prior year period. An increase in gains on sales of investment securities of $567,000 was partially offset by a decline in gains on the sale of loans of $59,000 caused by slower refinance activity this year compared to 2003.

     Net gains from sales and write-downs of investment securities were $432,000 for the nine months ended December 31, 2004 compared to net losses on sales and write-downs of $135,000 in the comparable prior year period. During the nine months ended December 31, 2003, the Company recorded write-downs of $130,000 on certain equity securities which had experienced a decline in fair value judged to be other than temporary.

Non-interest Expenses. Non-interest expenses increased $1.5 million to $10.3 million during the nine months ended December 31, 2004, as compared to the corresponding period in the prior year. Contributing to the increase in the current year’s results were the impact of litigation and legal fees, net of the related insurance recovery, attributable to the dispute with certain shareholders which was settled in 2003. Increases in non-interest expenses for the first nine months of the current year were spread among all categories and included increases in salaries and employee benefits of $466,000, office occupancy and equipment of $122,000, professional fees of $717,000, advertising and marketing costs of $109,000 and other non-interest expenses of $80,000.

     The increase in salaries and employee benefits of $466,000 to $5.8 million for the nine months ended December 31, 2004, was due to overall salary increases, increases in staffing to support a larger asset base, as well as increases in health insurance, ESOP costs and pension expense combined with less costs being deferred as result of lower residential loan volumes.

     The increase in office occupancy and equipment costs of $122,000 to $948,000 for the nine months ended December 31, 2004, was due to higher utility costs and increased depreciation costs resulting from increased equipment.

     The increase in professional fees of $717,000 to $825,000 for the nine months ended December 31, 2004, was primarily due to the costs associated with the stock buyback by the Company and the ESOP plan during the current year, while the prior year amounts reflect the insurance recovery of expenses incurred with the shareholder litigation discussed herein.

     The increase in advertising and marketing costs of $109,000 to $513,000 for the nine months ended December 31, 2004, was due to increased discretionary promotions undertaken during the year.

     The increase in other non-interest expenses of $80,000 to $1.4 million for the nine months ended December 31, 2004, was due to increased FDIC deposit insurance and corporate insurance coverage along with other miscellaneous costs associated with running a larger organization.

Income Taxes. The effective tax rates for the nine months ended December 31, 2004 and 2003 were 37.8% and 27.2%, respectively. As previously noted, the Company recovered $374,000 in taxes during the first half of 2003 as a result of the settlement of the REIT tax dispute with the Massachusetts Department of Revenue. Exclusive of this item, the effective tax rate for the nine months ended December 31, 2003 was 37.3%. The increase in the effective tax rates recognized in both years is due to the change in state tax law eliminating the use of the dividends received deduction on dividends received by a bank from its REIT subsidiary.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At December 31, 2004, the Company had approximately $26.5 million in unused borrowing capacity at the FHLB of Boston.

     At December 31, 2004, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $48.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

The Company’s and the Bank’s capital ratios at December 31, 2004 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.03%	7.37%
Tier 1 Capital (to risk-weighted assets)	11.48	10.53
Total Capital (to risk-weighted assets)	12.53	11.58

     These ratios placed the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the FDIC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s earnings are largely dependent on its net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest-rate risk exposure. The policies and procedures for managing both on- and off-balance sheet activities are established by the Bank’s asset/liability management committee (“ALCO”). The Board of Directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest rate risk inherent in its lending, borrowing and deposit taking activities.

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

     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management’s assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 100 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the estimated exposure, as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate shift in interest rates as set forth below (dollars in thousands):

	December 31,		March 31,
	2004		2004
	Amount	%Change	Amount	% Change
300 basis point increase in rates	$(1,996)	(12.1)%	$(1,236)	(8.1)%

75 basis point decrease in rates	—	—	(315)	(2.1)%

100 basis point decrease in rates	72	0.4%	—	—

Item 4. Controls and Procedures

     As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     In addition, there have been no changes in the Company’s internal control over financial reporting (to the extent that elements of internal control over financial reporting are subsumed within disclosure controls and procedures) identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information regarding the Company’s repurchases of its Common Stock during the quarter ended December 31, 2004.

Total Number
of Shares
			Purchased	Maximum
			as Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs
October 2004	none	none	none	none
Beginning date: October 1
Ending date: October 31

November 2004	none	none	none	none
Beginning date: November 1
Ending date: November 30

December 2004	none	none	none	none
Beginning date: December 1
Ending date: December 31

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

CENTRAL BANCORP, INC.

Registrant

February 14, 2005	/s/ John D. Doherty

John D. Doherty
Chairman, President and Chief Executive Officer

February 14, 2005	/s/ Paul S. Feeley

Paul S. Feeley
Senior Vice President, Treasurer
and Chief Financial Officer