Form 10-K
period 2005-03-31
CENTRAL BANCORP INC /MA/
filed 2005-06-29
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

              (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-25251

CENTRAL BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3447594

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 628-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Stock Purchase Rights

(Title of Class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of September 30, 2004, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $22.7 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq National MarketSM as of September 30, 2004 ($31.240 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

     At June 10, 2005, the registrant had 1,590,181 shares of its Common Stock, $1.00 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

CENTRAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Note on Forward-Looking Statements

     When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including changes in regional and national economic conditions, changes in local demographics, unfavorable judicial decisions, substantial changes in levels of market interest rates, technological innovations, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.

     The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Business

General

     The Company. Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, was organized by Central Co-operative Bank (“Central” or the “Bank”) on September 30, 1998, to acquire all of the capital stock of the Bank as part of its reorganization into the holding company form of ownership, which was completed on January 8, 1999. Upon completion of the holding company reorganization, the Company’s common stock, par value $1.00 per share (the “Common Stock”), became registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company has no significant assets other than a loan to the Employee Stock Ownership Plan (“ESOP”) and subordinated debentures as well as common stock of the Bank and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.

     The Bank. Central Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank sells some of its residential mortgage loan production in the secondary mortgage market. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and a limited amount of equity securities. In fiscal 2002, the Bank began to offer investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.

     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through eight full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, and a stand alone 24-hour automated teller machine (“ATM”) in Somerville as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Bank Insurance Fund (“BIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

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

     The Company’s and Bank’s main office is located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.

     The operations of the Bank are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the “Commissioner”), the Federal Reserve Board and the FDIC.

Market Area

     All of the Bank’s offices are located in the northwestern suburbs of Boston, which are its principal market area for deposits. The majority of the properties securing the Bank’s loans are located in Middlesex County. The Bank’s market area consists of established suburban areas and includes portions of the Route 128 high-technology corridor.

Competition

     The Bank’s competition for savings deposits has historically come from other co-operative banks, savings banks, credit unions, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. With the advent of interstate banking the Bank also faces competition from out-of-state banking organizations. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investors’ funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition from other financial intermediaries for deposits.

     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, Internet banking, preauthorized payment and withdrawal systems, tax-deferred retirement programs and other miscellaneous services such as money orders, travelers’ checks and safe deposit boxes. The Bank does not rely upon any individual, group or entity for a material portion of its deposits.

     The Bank’s competition for real estate loans comes principally from mortgage banking companies, co-operative banks and savings banks, credit unions, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors, including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.

     Changes in bank regulation, such as changes in the products and services banks can offer and involvement in non-banking activities by bank holding companies, as well as bank mergers and acquisitions, can affect the Bank’s ability to compete successfully. Legislation and regulations have also expanded the activities in which depository institutions may engage. The ability of the Bank to compete successfully will depend upon how successfully it can respond to the evolving competitive, regulatory, technological and demographic developments affecting its operations.

Future Expansion Plans

     In May 2004, the Board of Directors adopted a five-year strategic plan to enhance long-term shareholder value through franchise growth. The strategic plan calls for expansion and core deposit growth through marketing and de novo branching within the Bank’s market area of Middlesex County in order to enable the Bank to take greater advantage of the opportunities afforded by the favorable demographics of this market. The strategic plan also calls for the Bank to continue to focus primarily on its traditional businesses of residential and commercial real estate lending and to grow its mortgage banking capabilities. The Board and management believe that an increased asset size and greater access to deposits resulting from the proposed expansion will enable the Bank to better leverage operating efficiencies and technology without compromising its focus on personal service and relationships.

     While the Board and management anticipate that its proposed expansion plans will enhance long-term shareholder value, new branches generally require a significant initial capital investment as well as increased marketing and operational expenses before they become profitable. As a result, management anticipates that, in the short-term, net income may be negatively affected as the Bank incurs significant capital expenditures and non-interest expenses in opening, operating and marketing new branches before these branches can produce sufficient net interest income to offset the increased expenses.

Lending Activities

     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2005, the Bank originated loans totaling $167.2 million. Of the total loans originated during fiscal 2005, $65.2 million, or 39.0%, were residential mortgage loans and $102.0 million, or 61.0%, were commercial mortgage loans. During the years ended March 31, 2005 and 2004, the Bank sold $20.5 million and $32.7 million, respectively, of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.

     The Bank’s loan portfolio increased by $29.8 million, or 8.3%, to $386.4 million at March 31, 2005 from $356.6 million at March 31, 2004. The increase occurred as a result of the continuing high level of loan refinancing activity, particularly residential mortgage loans, and management’s decision to sell many fixed-rate residential mortgages originated in fiscal 2005. While the loan portfolio increased overall, the most significant growth was in the commercial real estate portfolio which grew by $48.2 million, or 33.0%, in fiscal 2005. This growth is consistent with management’s strategic intent to grow its commercial mortgage portfolio due to the generally more favorable yields and repricing frequency of these assets, as compared to other interest-earning assets.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

	At March 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage loans:
Residential	$159,838	41.4%	$171,682	48.2%	$236,649	60.7%	$246,045	66.2%	$248,459	71.9%
Commercial	194,326	50.3	146,107	41.0	107,140	27.5	87,013	23.4	69,949	20.2
Construction	17,187	4.4	25,112	7.0	30,294	7.8	20,998	5.6	9,152	2.6
Home equity	9,194	2.4	9,397	2.6	9,128	2.3	9,154	2.5	10,977	3.2

Total mortgage loans	380,545	98.5	352,298	98.8	383,211	98.3	363,210	97.7	338,537	97.9

Other loans:
Commercial and industrial	4,786	1.2	3,198	0.9	5,319	1.4	6,901	1.9	4,979	1.4
Consumer	1,051	0.3	1,129	0.3	1,287	0.3	1,596	0.4	2,277	0.7

Total other loans	5,837	1.5	4,327	1.2	6,606	1.7	8,497	2.3	7,256	2.1

Total loans	386,382	100.0%	356,625	100.0%	389,817	100.0%	371,707	100.0%	345,793	100.0%

Less:
Allowance for loan losses	3,681		3,537		3,284		3,292		3,106

Loans, net	$382,701		$353,088		$386,533		$368,415		$342,687

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2005 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial loans	$3,694	$1,015	$77	$4,786
Construction loans	11,176	5,786	225	17,187

Total	$14,870	$6,801	$302	$21,973

     Of construction loans and commercial and industrial loans maturing more than one year after March 31, 2005, $3.4 million have fixed rates and $3.7 million have floating or variable rates.

     Residential Lending. The Bank’s residential mortgage loans at March 31, 2005 totaled $159.8 million, or 41.4%, of the total loan portfolio. Fixed-rate residential mortgages totaled $110.7 million, or 69.3%, of the residential loan portfolio and adjustable-rate loans totaled $49.1 million, or 30.7%, of the residential loan portfolio.

     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2005 and fiscal 2004. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30 year fixed-rate mortgage loan.

     The Bank’s adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively, but generally avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to three years, as its primary index. The margin at which adjustable-rate loans are generally set is 2.875 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.

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

     Commercial Real Estate and Construction Lending. The Bank originates permanent and construction loans on commercial real estate. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five year FHLB classic advance rate plus a margin of 2.00 to 3.00 percentage points. As of March 31, 2005, commercial real estate loans totaled $194.3 million and constituted 50.3% of the total loan portfolio.

     Commercial real estate loans may be made for up to 80% of the appraised value of the property up to $6.0 million, the Bank’s “house lending limit” for an individual borrower. Commercial real estate loans currently offered by the Bank have terms of one to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank’s interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.

     The Bank’s construction loans totaled $17.2 million, or 4.4%, of the Bank’s loan portfolio at March 31, 2005. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. Currently, construction loans are made for up to 80% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.

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

     The growth in the commercial mortgage loan portfolio in fiscal 2005, which totaled $48.2 million, or 33.0%, is attributable to the expanded team of experienced commercial lenders and credit administration personnel established in 2002. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past three years.

     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank’s home equity loans outstanding totaled $9.2 million, or 2.4%, of the Bank’s loan portfolio at March 31, 2005.

     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer and other loans totaled $5.8 million, or 1.5%, of the total loan portfolio on March 31, 2005. The Bank’s commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.

     Risks of Commercial Real Estate, Construction and Commercial and Industrial Lending. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve additional risks, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, which make it relatively difficult to evaluate accurately the total loan funds required to complete a project, and related loan-to-value ratios. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see “— Non-Performing Assets” below.

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

     Loan Solicitation and Processing. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers and builders as well as the purchase of residential loans from other financial institutions. During fiscal 2005, the Bank purchased $2.5 million of residential whole loans and $1.1 million in commercial real estate loans. The Bank also utilizes both in-house and traveling originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank’s team of commercial loan officers. Consumer loans result from walk-in customers and depositors.

     Each loan originated by the Bank is underwritten by lending personnel of the Bank or, in the case of certain residential mortgage loans to be sold, qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank’s Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified and licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank’s underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.

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

     The Bank has instituted additional procedures to closely monitor loans and bring potential problems to management’s attention early in the collection process. The Bank prepares a monthly watch list of potential problem loans including currently performing loans. The Senior Loan Officer reviews delinquencies with the Security Committee of the Board of Directors at least monthly. Due to the high priority given to monitoring asset quality, Senior Management is involved in the early detection and resolution of problem loans.

     The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis, non-performing loans	$190	$—	$—	$—	—
Restructured loans	—	—	—	—	—
Real estate acquired by foreclosure	—	—	—	—	—

Total non-performing assets	$190	$—	$—	$—	$—

Impaired loans, accruing	$—	$—	$—	$—	$—
Non-performing loans to total loans	0.05%	0.00%	0.00%	0.00%	0.00%
Non-performing assets to total assets	0.04%	0.00%	0.00%	0.00%	0.00%

     At March 31, 2005, there were no loans not listed on the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

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

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgment different from those of management.

     The following table presents activity in the allowance for loan losses during the years indicated.

	At or For the Years Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$3,537	$3,284	$3,292	$3,106	$2,993

Provision	100	200	—	—	—

Charge-offs:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Other loans	(3)	(29)	(21)	(4)	(4)

Total charge-offs	(3)	(29)	(21)	(4)	(4)

Recoveries:
Residential mortgage	—	19	—	80	60
Commercial mortgage	39	33	—	103	48
Other loans	8	30	13	7	9

Total recoveries	47	82	13	190	117

Net (charge-offs) recoveries	44	53	(8)	186	113

Balance at end of year	$3,681	$3,537	$3,284	$3,292	$3,106

Average loans outstanding during the year	$365,130	$367,094	$378,502	$335,271	$341,732
Ratio of net charge-offs to average loans	n/a	n/a	n/a	n/a	n/a
Total loans outstanding at end of year	$386,382	$356,625	$389,817	$371,707	$345,793
Ratio of allowance for loan losses to loans at end of year	0.95%	0.99%	0.84%	0.89%	0.90%

n/a means either not applicable or not meaningful

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated.

	At March 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential mortgage	$422	41.4%	$446	48.2%	$583	60.8%	$636	66.2%	$1,637	71.9%
Commercial mortgage	2,740	50.3	2,434	41.0	2,009	27.4	1,956	23.4	1,058	20.2
Construction	334	4.4	494	7.0	457	7.8	462	5.6	169	2.6
Home equity	100	2.4	101	2.6	94	2.3	98	2.5	163	3.2

Total mortgage loans	3,596	98.5	3,475	98.8	3,143	98.3	3,152	97.7	3,027	97.9
Other loans	85	1.5	62	1.2	141	1.7	140	2.3	79	2.1

Total	$3,681	100.0%	$3,537	100.0%	$3,284	100.0%	$3,292	100.0%	$3,106	100.0%

Investment Activities

The primary objectives of the investment portfolio are to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. As a Massachusetts chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, marketable equity securities. The Bank’s investment policy requires that corporate debt securities be rated as “investment grade” at the time of purchase. A security that is downgraded below investment grade will require additional analysis relative to perceived credit quality, market price, and overall impact on capital/earnings before a decision is made as to hold or sell. For all sub-investment grade corporate holdings, additional analysis of credit worthiness is required. The Bank’s investment in marketable equity securities is generally limited to large, well-known corporations whose shares are actively traded. The size of the Bank’s holdings in an individual company’s stock is also limited by policy. A portion of the Bank’s investment portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) as well as collateralized mortgage obligations (“CMOs”) issued primarily by FNMA and FHLMC.

     Investments are classified as “held to maturity”, “available for sale”, or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2005, all of the Bank’s marketable investments were classified as available for sale.

     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated.

	At March 31,
	2005	2004	2003
	(Dollars in thousands)
U. S. Government and agency obligations	$21,725	$10,086	$8,247
Corporate bonds	35,217	38,638	38,727
Mortgage-backed securities	47,879	31,575	12,056
Marketable equity securities	3,795	3,472	2,081

Total investment securities	$108,616	$83,771	$61,111

Percentage of total assets	20.8%	17.1%	12.8%

     At March 31, 2005, the Bank owned securities issued by several companies having a fair value that exceeded 10% of the Company’s stockholders’ equity. Such securities consisted primarily of debt obligations. The following table summarizes the Bank’s aggregate holdings of each issuer as of March 31, 2005.

Issuer	Amortized Cost	Market Value
	(In thousands)
AT&T	$5,100	$5,231
Ford Motor Credit	4,566	4,304
Boeing Capital Corp.	5,017	5,134
Hewlett Packard	5,026	5,187
GMAC	4,593	4,590

     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2005.

			More Than		More Than
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency obligations	$—	—%	$21,958	3.94%	$—	—%	$—	—%	$21,958	$21,725	3.94%
Corporate bonds	6,019	6.64	28,669	5.96	—	—	—	—	34,688	35,217	6.08
Mortgage-backed securities	1	7.50	312	6.47	20,468	4.11	27,536	4.50	48,317	47,879	4.35

Total	$6,020		$50,939		$20,468		$27,536		$104,963	$104,821

Deposits and Borrowed Funds

     General. Savings accounts and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, borrowings and from other operations. The availability of funds is influenced by the general level of interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

     Deposits. Consumer deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. During fiscal 2003, the Bank did enter into a retail CD brokerage agreement with a major brokerage firm and considers this arrangement to be a secondary source of liquidity. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other Massachusetts financial institutions.

     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

	Years Ended March 31,
	2005			2004			2003
		Average			Average			Average
	Average	% of	Rate	Average	%of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)
Demand deposit accounts	$32,601	10.4%	—%	$29,998	10.5%	—%	$29,586	10.7%	—%
NOW accounts	35,660	11.4	.68	36,980	13.0	.53	37,271	13.4	.64
Passbook and other savings accounts	73,916	23.6	.54	72,925	25.5	.63	70,489	25.4	1.10
Money market deposit accounts	58,155	18.5	1.56	44,125	15.4	1.55	33,695	12.1	1.83
Term deposit certificates	113,495	36.1	2.77	101,688	35.6	3.06	106,572	38.4	3.72

Total deposits	$313,827	100.0%	1.51%	$285,716	100.0%	1.56%	$277,613	100.0%	2.02%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2005 (in thousands).

Maturity Period:
Three months or less	$7,902
Three through six months	10,012
Six through twelve months	12,488
Over twelve months	16,868

Total	$47,270

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans and all the Bank’s stock in the FHLB of Boston. At March 31, 2005, the Bank had advances outstanding from the FHLB of Boston of $138.1 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank.

     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated.

	At or for the
	Years Ended March 31,
	2005	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period	$138,135	$141,100	$144,400
Weighted average rate at end of period	4.82%	4.82%	4.81%
Maximum amount of borrowings outstanding at any month end	$153,800	$144,400	$165,500
Approximate average amounts outstanding	$141,091	$143,455	$155,590
Approximate weighted average rate during the year	4.85%	4.89%	4.67%

Subsidiaries

     In September, 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the Debentures). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2005, the interest rate was 5.45%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

     In April 1998 and July 2003, the Bank established Central Securities Corporation and Central Securities Corporation II, respectively, Massachusetts corporations, as wholly owned subsidiaries of the Bank for the purpose of engaging exclusively in buying, selling and holding, on their own behalf, securities that may be held directly by the Bank. These subsidiaries hold government agency obligations, corporate bonds and mortgage-backed securities and qualify under Section 38B of Chapter 63 of the Massachusetts General Laws as Massachusetts securities corporations.

     In July 1999, the Bank established Central Preferred Capital Corporation (“CPCC”), a Massachusetts corporation which elected to be taxed as a real estate investment trust (“REIT”) for federal and Massachusetts tax purposes. CPCC held mortgage loans which were previously originated by the Bank. In December 2003, the Bank liquidated its REIT subsidiary in a tax-free transaction.

REGULATION AND SUPERVISION

Regulation and Supervision of the Company

     General. The Company is a bank holding company subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”). As a result, the activities of the Company are subject to certain limitations, which are described below. In addition, as a bank holding company, the Company is required to file annual and quarterly reports with the Federal Reserve Board and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by and the enforcement authority of the Federal Reserve Board.

     Activities. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the related Federal Reserve Board regulations. Notwithstanding the Federal Reserve Board’s prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.

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

     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     There is a presumption of “control” where the acquiring person will own, control or hold with power to vote 10% or more of any class of voting security of a bank holding company or insured bank if, like the Company, the company involved has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

     Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation and Supervision of the Bank—Capital Requirements.”

     Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.”

     Stock Repurchases. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “Act”), and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”), which enforces auditing, quality control and independence standards for firms that audit Securities and Exchange Commission (“SEC”)-reporting companies and is funded by fees from all SEC-reporting companies. SOX imposes higher standards for auditor independence and restricts the provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company’s securities within two business days of the change, and all ownership reports now must be electronically filed. Other components of the Act require that public companies must disclose whether they have code of ethics for their senior financial officers and if not, why not, and that management must periodically assess and report on the adequacy of the company’s internal controls.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee “financial expert” (as such term is defined by the SEC rules) and if not, an explanation must be provided. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for the confidential and anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company’s independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm (“RPAF”) to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, with which the Company will be required to comply beginning with its fiscal year ending March 31, 2006. SOX requires the RPAF that issues the audit report to attest to and report on management’s assessment of the Company’s internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC and reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company has incurred and anticipates it will continue to incur, additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

     On March 2, 2005, the SEC announced an extension of compliance dates for non-accelerated filers regarding internal controls over financials reporting requirements (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a non-accelerated filer with the SEC and, accordingly, must begin to comply with Section 404 requirements for its fiscal year ending on March 31, 2007.

Regulation and Supervision of the Bank

     General. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks (“Commissioner”) and the FDIC. The lending activities and other investments of the Bank must comply with various regulatory requirements. The Commissioner and FDIC periodically examine the Bank for compliance with these requirements. The Bank must file reports with the Commissioner and the FDIC describing its activities and financial condition. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors.

     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Cooperative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2005 was $40,000.

     Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly-rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is 3% plus an additional “cushion” amount of at least 100 to 200 basis points with a minimum leverage capital requirement of not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and non-mortgage servicing assets, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.

     In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighting system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

     At March 31, 2005, the Bank’s ratio of Tier 1 capital to average assets was 7.38%, its ratio of Tier 1 capital to risk-weighted assets was 10.19% and its ratio of total risk-based capital to risk-weighted assets was 11.19%.

     Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form.

     Earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. The Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would limit the Bank’s bad debt deduction or create federal tax liabilities.

     Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%.

     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2005, the Bank had marketable equity securities, including money market preferred stocks, with a market value of $3.8 million, which were held under such grandfathering authority.

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

     The assessment rate for an insured depository institution is determined by the assessment risk classification assigned to the institution by the FDIC based on the institution’s capital level and supervisory evaluations. Based on data reported to regulators, institutions are assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — using the same percentage criteria as in the prompt corrective action regulations. See “— Prompt Corrective Regulatory Action.” Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund.

     The FDIC has adopted an assessment schedule for BIF deposit insurance pursuant to which the assessment rate for well capitalized institutions with the highest supervisory ratings was reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. At March 31, 2005, the Bank was considered well capitalized. In addition, FDIC-insured institutions are required to pay assessments to the FDIC to help fund interest payments on certain bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to finance takeovers of insolvent thrifts.

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

     Prompt Corrective Regulatory Action. Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions.

     Under the implementing regulations, the federal banking regulators generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

			Adequately			Significantly
	Well Capitalized		Capitalized		Undercapitalized	Undercapitalized
Total risk-based capital ratio	10.0%	or more	8.0%	or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0%	or more	4.0%	or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0%	or more	4.0%	or more *	Less than 4.0% *	Less than 3.0%

*	3.0% if the institution has a composite 1 CAMELS rating.

     If an institution’s capital falls below the “critically undercapitalized” level, it is subject to conservatorship or receivership within specified time frames. A “critically undercapitalized” institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangible assets other than certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

     USA Patriot Act. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans exceeding $500,000) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. The BHCA and Regulation W further prohibit a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.

     Enforcement. The FDIC has extensive enforcement authority over insured non-member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

     The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” See “Prompt Corrective Regulatory Action.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.6 million less an exemption of $7 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $47.6 million. The Bank is in compliance with these requirements.

     Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “satisfactory.”

     The Bank is also subject to similar obligations under Massachusetts Law, which has an additional CRA rating category. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “satisfactory.”

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at March 31, 2005 of $8.3 million.

     The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2005, 2004 and 2003, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $231,000, $209,000 and $296,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Employees

     At March 31, 2005, the Company and the Bank employed 117 full-time and 34 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

Item 2. Properties

     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand along ATM and the loan and operations centers located in Somerville. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2005, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2005:

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2005
			(in thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$329

Branch Offices: 175 Broadway Arlington, MA (owned)	1982		171

85 Wilmington Road Burlington, MA (leased)	1978	(a)	53

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		150

137 Pleasant Street Malden, MA (leased)	1975	(b)	68

846 Main Street Melrose, MA (owned)	1994		233

275 Main Street Woburn, MA (owned)	1980		514

198 Lexington Street Woburn, MA (owned)	1974		271

Woburn High School Woburn, MA (leased)	2002	(c)	21

Stand Alone ATM: 94 Highland Avenue Somerville, MA (leased)	2004	(d)	125

Operations Center 17 Inner Belt Road Somerville, MA (leased)	1994	(e)	8

Commercial Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(f)	25

Residential Loan Center 403 Highland Avenue Somerville, MA (leased)	2002	(g)	33

(a)	The lease for the Burlington branch expires 10/31/2007 with no renewal options.

(b)	The lease for the Malden branch expires 8/31/2005 with an option to extend the lease for one ten-year term. The Bank exercised its option under the lease which expires 8/31/15.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand along ATM expires 11/30/07 with an option to extend for three three-year terms.

(e)	The lease for the Operations Center expires 3/31/2006 with no renewal options.

(f)	The lease for the Commercial Loan Center expires 11/1/2006 with an option to extend for one three-year term.

(g)	The lease for the Residential Loan Center expires in 8/31/2005 with an option to extend for one three-year term. The Bank does not intend to exercise its lease extension.

     In March, 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The rate of the lease is for $168,000 per year, with options to extend the lease by two five-year terms. Due to certain regulatory approvals that still need to be received; the Bank does not anticipate occupancy until the latter part of fiscal year 2006.

     At March 31, 2005, the net book value of the Bank’s premises and equipment was $2.8 million.

Item 3. Legal Proceedings

     The Company from time to time is involved as a plaintiff or defendant in various legal actions incidental to its business, none of which are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities

     The Company’s common stock is quoted on the Nasdaq National MarketSM under the symbol “CEBK.” At March 31, 2005, there were 1,588,598 shares of the common stock outstanding and approximately 232 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.

     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2005 and fiscal 2004 as reported by the Nasdaq National MarketSM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2005 and fiscal 2004. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)
Fiscal 2005	High	Low	Fiscal 2005	Amount
6/30/04	$37.87	$33.50	5/14/04	$0.12
9/30/04	34.50	26.00	8/13/04	0.12
12/31/04	32.25	27.00	11/19/04	0.12
3/31/05	30.00	26.88	2/15/05	0.12

Fiscal 2004	High	Low	Fiscal 2004	Amount
6/30/03	$35.00	$31.05	5/16/03	$0.12
9/30/03	35.74	34.37	8/15/03	0.12
12/31/03	38.00	34.41	11/14/03	0.12
3/31/04	38.00	33.00	2/13/04	0.12

The Company did not repurchase any of its securities during the quarter ended March 31, 2005.

Item 6. Selected Financial Data

	At or for the Year Ended March 31,
	2005	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)
Balance Sheet

Total assets	$521,071	$490,897	$477,208	$468,219	$449,337
Total loans	386,382	356,625	389,817	371,707	345,793
Investments available for sale	108,616	83,771	61,111	73,884	49,388
Deposits	333,215	295,920	287,959	261,907	287,167
Total borrowings	146,455	145,256	144,576	164,000	121,000
Total stockholders’ equity	38,239	43,454	39,443	38,954	38,212

Shares outstanding	1,589	1,665	1,662	1,633	1,684

Statements of Operations

Net interest and dividend income	$15,731	$15,570	$17,257	$14,413	$13,914
Provision for loan losses	100	200	—	—	—
Net gain (loss) from sale and write-down of investment securities	453	(135)	(308)	(150)	680
Gain on sale of loans	252	295	796	—	—
Other non-interest income	950	966	917	838	608
Total non-interest expenses	13,518	12,401	13,877	10,464	10,330
Net income	2,463	2,936	2,187	2,860	3,109
Earnings per common share — diluted	1.65	1.88	1.37	1.72	1.81

Selected Ratios

Interest rate spread	2.85%	2.96%	3.29%	2.85%	2.80%
Net yield on interest-earning assets	3.20	3.36	3.71	3.36	3.38
Non-interest expenses to average assets	2.68	2.60	2.91	2.38	2.44
Equity-to-assets	7.34	8.85	8.27	8.32	8.50
Return on average assets	0.49	0.62	0.46	0.65	0.74
Return on average stockholders’ equity	6.12	6.98	5.52	7.62	8.11
Dividend payout ratio	28.91	23.23	33.24	23.39	22.42
Book value per share	$24.07	$26.10	$23.73	$23.85	$22.69
Tangible book value per share	24.11	24.72	22.38	22.49	21.19

Quarterly Results of Operations (In Thousands, Except Per Share Data)

     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2005 and 2004.

	2005
	First	Second	Third	Fourth

Interest and dividend income	$6,614	$6,926	$6,972	$7,104
Interest expense	2,907	2,980	2,998	3,000

Net interest and dividend income	3,707	3,946	3,974	4,104
Provision for loan losses	50	—	—	50
Non-interest income	448	499	377	331
Non-interest expenses	3,394	3,611	3,249	3,264

Income before income taxes	711	834	1,102	1,121
Income tax	257	328	416	304

Net income	$454	$506	$686	$817

Earnings per common share — basic	$0.29	$0.33	$0.49	$0.58

Earnings per common share — diluted	$0.29	$0.33	$0.48	$0.57

	2004
	First	Second	Third	Fourth

Interest and dividend income	$7,023	$6,816	$6,576	$6,692
Interest expense	2,914	2,875	2,883	2,865

Net interest and dividend income	4,109	3,941	3,693	3,827
Provision for loan losses	50	50	50	50
Non-interest income	414	163	307	242
Non-interest expenses	3,003	2,756	3,017	3,625

Income before income taxes	1,470	1,298	933	394
Income tax	182	468	358	151

Net income	$1,288	$830	$575	$243

Earnings per common share — basic	$0.83	$0.54	$0.37	$0.16

Earnings per common share — diluted	$0.83	$0.53	$0.37	$0.15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The operations of the Company and its subsidiary, the Bank, are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Commissioner, the Federal Reserve Board and the FDIC.

     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. Historically, the Bank’s earnings have been vulnerable to changing interest rates due to differences in the terms to maturity or repricing of its assets and liabilities. For example, in a rising interest rate environment, the Bank’s net interest income and net income could be negatively affected as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to rising interest rates than the Bank’s interest-sensitive assets (loans and investments).

     The following is a discussion and analysis of the Company’s results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2005 and 2004. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

Application of Critical Accounting Policies

     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, income taxes, impairment of securities, and derivative loan commitments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

     Management believes the allowance for loan losses policy is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of inherent losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of “Allowance for Loan Losses” in Item 1. Business and Notes 1 and 4 to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

     Management periodically reviews the Bank’s deferred tax asset and current income tax position using historical, current, and future pretax earnings. Adjustments to the deferred tax asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset. There can be no assurance, however that the Company will generate any earnings or any specific level of continuing earnings. Refer to “Income Taxes” Note 8 to the Consolidated Financial Statements for details concerning the Company’s tax position.

     Management believes that the measurement of impairment of securities requires an evaluation process that considers both the historical and current financial performance and environment of the security, credit worthiness of the issuer, and potential recovery measures of each impaired investment. Management periodically reviews all securities to identify those that show signs of impairment. Once identified these securities are monitored and evaluated based upon the above considerations and if the decline in fair value below the cost basis of an investment is judged to be other-than-temporary, the cost basis is written down to the current fair value and the amount of the write-down is included in the results of operations.

     The Company has derivatives consisting of forward commitments to sell loans in order to reduce market risk associated with commitments to fund loans held for sale. An increase in market interest rates between the time the Bank commits to terms on a loan and the time the loan is sold will generally have the effect of reducing the gain (or increasing the loss) recorded for the sale. Forward loan sale contracts and commitments to fund loans intended for sale are recorded at fair value. Management uses both a discounted cash flow analysis ( which is dependent upon estimated future cash flows and the level of interest rates) and estimates based on outstanding investor commitments to calculate market value.

Results of Operations

     Overview. The Company’s results of operations during the past three fiscal years have been influenced by several significant factors. From a recurring operating perspective, the generally declining trend in both short and long-term interest rates from January 2001 until March 2004 has had a significant impact on both the balance sheet and income statement. Most notably, residential mortgage loans, which have historically been the Company’s largest asset, have declined $88.7 million, or 35.7%, from $248.5 million at March 31, 2001 to $159.8 million at March 31, 2005. With home mortgage rates declining and ultimately hitting a 45 year low in 2003, consumers have refinanced their mortgages, oftentimes on multiple occasions, to take advantage of the opportunity to lock in these low rates for up to 30 years. Since the second half of fiscal 2003, the Company has sold the majority of its current originations of fixed-rate residential mortgage loans in order to better manage its exposure to changing rates and, as a result, has experienced a shift in its asset mix from residential to commercial mortgage loans. Management has favored commercial real estate lending in recent years due to the shorter repricing characteristics of these loans (generally every 5 years), acceptable yields and the favorable economic market conditions in the Company’s lending area.

     With the declining rate trend referred to above, the Company experienced reductions in both its yield on interest-earning assets and its cost of interest-bearing liabilities since fiscal 2001, as summarized in the following table:

	Yield	Cost	Spread
Fiscal 2001	7.50%	4.70%	2.80%
Fiscal 2002	6.83	3.98	2.85
Fiscal 2003	6.48	3.19	3.29
Fiscal 2004	5.84	2.88	2.96
Fiscal 2005	5.62	2.77	2.85

     As this table indicates, the declining rate trend had a favorable impact on the Company’s net interest spread through fiscal 2003. This trend was also aided by the relatively high ratio of loans to interest-earning assets maintained during this entire period, especially through fiscal 2003. In fiscal 2004 and fiscal 2005, the favorable trend reversed as more assets were repriced downward (mostly due to loan prepayments and modifications) than were liabilities.

     The unfavorable trend in the net interest margin in fiscal 2005 and fiscal 2004 is primarily reflective of the limitations the Company had in reducing its overall cost of funds. In spite of the increases in shorter term interest rates, the Company attempts to hold the interest rates it pays on its deposits to the minimum amount it can pay in a competitive market. During fiscal 2005, the Bank held off increasing the interest rates it paid on the core deposit account, but rather, introduced a promotional certificate for 13 months that was successful in drawing in new funds to the Bank. During fiscal 2004, the Company’s utilization of long-term FHLB advances had limited repricing opportunity as only $5.3 million in advances matured in fiscal 2004. Long-term FHLB advances can not be prepaid without a substantial penalty, which management elected not to pay. Second, the ability to reduce deposit rates in the current year was limited after the two prior years of rate reductions as well as competitive market factors.

     The Company financial results in fiscal 2005 were negatively impacted by costs incurred with the stock buyback, net of taxes, of approximately $179,000. The Company’s overall financial results in fiscal 2003 and 2004 were also affected by two significant non-operating items, namely, state legislation affecting the taxation of its former REIT subsidiary and shareholder and other litigation. Each of these items adversely affected overall financial results in fiscal 2003 and favorably affected financial results in fiscal 2004. In 2005 overall financial results were adversely affected by costs associated with the stock buyback discussed elsewhere. The impact of these items is demonstrated in the following table (in thousands):

	2005	2004	2003
Net income per GAAP	$2,463	$2,936	$2,187
REIT legislation, net of taxes	—	(374)	835
Impact of shareholder litigation and legal fees, net of insurance and taxes	—	(329)	1,080
Costs associated with stock buyback, net of taxes	179	—	—

Non-GAAP pro forma earnings	$2,642	$2,233	$4,102

     The Company’s earnings in fiscal 2003 were adversely affected by state legislation (the “REIT legislation”) passed in March 2003 that retroactively eliminated the dividends received deduction on dividends received from the Bank’s former REIT subsidiary. The REIT legislation resulted in an increase in the Company’s provision for income taxes of $835,000 in fiscal 2003. In June 2003, a group of banks negotiated a settlement with the Massachusetts Department of Revenue (“DOR”) and, as a result, the Bank recognized in fiscal 2004 a reduction in the Company’s provision for income taxes of $374,000.

     The legal fees associated with the litigation with certain shareholders, who initially filed suit against the Company in October 2002 following the annual meeting of shareholders and an accrual for a commercial claim, totaled approximately $1.1 million, net of taxes, in fiscal 2003. The Company had coverage under its directors’ and officers’ liability insurance policy for reimbursement of certain legal fees. During fiscal 2004, insurance recoveries in excess of related legal fees totaled $329,000, net of taxes.

     Interest Rate Spread. The Company’s and the Bank’s operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The following table presents average balances, interest income and expense and yields earned or rates paid on all interest-earning assets and interest-bearing liabilities for the years indicated.

	Years Ended March 31,
	2005			2004			2003
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Mortgage loans	$358,783	$21,902	6.10%	$361,305	$22,797	6.31%	$370,505	$25,033	6.76%
Other loans	6,347	366	5.77	5,789	363	6.29	7,997	505	6.31

Total loans	365,130	22,268	6.10	367,094	23,160	6.31	378,502	25,538	6.75
Short-term investments	15,368	175	1.14	20,342	204	1.00	7,620	125	1.64
Investment securities	111,085	5,173	4.66	76,638	3,743	4.88	78,928	4,466	5.66

Total investments	126,453	5,348	4.22	96,980	3,947	4.07	86,548	4,591	5.30

Total interest-earning assets	491,583	27,616	5.62	464,074	27,107	5.84	465,050	30,129	6.48

Allowance for loan losses	(3,607)			(3,400)			(3,287)
Non-interest-earning assets	16,797			16,317			14,406

Total assets	$504,773			$476,991			$476,169

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$281,226	$4,733	1.68	$255,717	$4,436	1.73	$248,027	$5,601	2.26
Other borrowings	6,901	304	4.41	1,977	82	4.15	505	9	1.78
Advances from FHLB of Boston	140,482	6,848	4.87	143,380	7,019	4.90	155,085	7,262	4.68

Total interest-bearing liabilities	428,609	11,885	2.77	401,074	11,537	2.88	403,617	12,872	3.19

Non-interest-bearing deposits	32,601			29,998			29,586
Other liabilities	3,308			3,862			3,371

Total liabilities	464,518			434,934			436,574
Stockholders’ equity	40,255			42,057			39,595

Total liabilities and stockholders’ equity	$504,773			$476,991			$476,169

Net interest and dividend income		$15,731			$15,570			$17,257

Interest rate spread			2.85%			2.96%			3.29%

Net yield on interest-earning assets			3.20%			3.36%			3.71%

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

	2005 vs. 2004			2004 vs. 2003
	Changes due to			Changes due to
	increase (decrease) in:			increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Mortgage loans	$(155)	$(740)	$(895)	$(608)	$(1,628)	$(2,236)
Other loans	33	(30)	3	(139)	(3)	(142)

Total income from loans	(122)	(770)	(892)	(747)	(1,631)	(2,378)

Short-term investments	(54)	25	(29)	143	(64)	79
Investment securities	1,606	(176)	1,430	(126)	(597)	(723)

Total income from investments	1,552	(151)	1,401	17	(661)	(644)

Total interest and dividend income	1,430	(921)	509	(730)	(2,292)	(3,022)

Interest expense:
Deposits	429	(132)	297	171	(1,336)	(1,165)
Other borrowings	217	5	222	51	22	73
Advances from FHLB of Boston	(131)	(40)	(171)	(562)	319	(243)

Total interest expense	515	(167)	348	(340)	(995)	(1,335)

Net interest and dividend income	$915	$(754)	$161	$(390)	$(1,297)	$(1,687)

     Interest and Dividend Income. The Company experienced an increase of $161,000 in net interest and dividend income for the year ended March 31, 2005 compared to fiscal 2004. The balance of average interest-earning assets was virtually unchanged between years, however, the Company shifted its asset mix towards shorter-term investments in response to the decline in residential mortgage rates to forty-five year lows. With the decline in interest rates, management decided that most fixed-rate residential mortgage loans would be sold in the secondary market rather than put into the loan portfolio. During fiscal 2005, $20.5 million of such loans were sold. This strategy, combined with continued loan prepayments as customers refinance their mortgages at favorable rates, lead to a reduction in the average balance of mortgage loans of $2.5 million in fiscal 2005. This reduction occurred despite an increase in the commercial real estate portfolio of $48.2 million during fiscal 2005.

     Interest income on loans decreased by $892 thousand to $22.3 million due to the aforementioned decline in the average balance of loans and a 21 basis point decline in the average rate earned. Interest income on investments increased by $1.4 million in fiscal 2005 due to a 15 basis point yield increase, combined with the aforementioned increase in average holdings. The increase in yield on investments reflects the $34.4 million increase in the average balance of investment securities which had a yield of 4.66% in fiscal 2005.

     Interest Expense.

     Interest expense increased $348 thousand from $11.5 million in fiscal 2004 to $11.9 million in fiscal 2005. This increase is attributable to a $27.5 million increase in the average balance of interest-bearing liabilities. The increase was primarily attributed to money market deposit accounts and certificates of deposit, which increased $14 million and $11.8 million respectively. The increase in interest expense due to higher balances was partially offset by a decline in cost for interest bearing liabilities from 2.88% for 2004 to 2.77% for 2005, a decline of 11 basis points. The average cost of FHLB advances decreased by 3 basis points in fiscal 2005. This decline was attributable to the average outstanding balances of FHLB advances, which decreased by $2.9 million. An increase in the average balance of other borrowings of $4.9 million was primarily due to the issuance of subordinated debentures by the Company in September of fiscal year 2005 which contributed $135 thousand to interest expense.

     Provision for Loan Losses. During the year ended March 31, 2005, the Company provided $100,000 for loan losses compared to a $200,000 provision for the year ended March 31, 2004 and no provision for the year ended March 31, 2003. While the Company’s loan quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the allowance for loan losses in fiscal 2005. At March 31, 2005, the Company had 2 non-performing loans totaling $190,000 and no non-performing loans as of March 31, 2004.

     Non-Interest Income. Total non-interest income increased $529,000, or 47.0%, in fiscal 2005 to $1.7 million from $1.1 million in fiscal 2004. The increase was primarily due to net gains on the sales and write-downs of investments available for sale of $453,000 in fiscal 2005 as compared to a net loss of $135,000 in fiscal 2004. Service fee income on deposits increased $49,000 during fiscal 2005 and totaled $649,000. Net gains on the sales of loans totaled $252,000 in fiscal 2005, for a decrease of $43,000 from $295,000 in fiscal 2004. The decrease in 2005 was primarily due to the reduction of the total volume of loans sold to investors and totaled $33.0 million in fiscal 2004 and $20.5 million in fiscal 2005. Other components of non-interest income decreased during 2005 by $37,000 for brokerage income and $28,000 for other non-interest income.

     Total non-interest income declined $279,000 during fiscal 2004 from $1.4 million in fiscal 2003 to $1.1 million in fiscal 2004. The decline was attributable to an overall reduction in gains on asset sales, net of impairment write-downs, of $328,000. Loan sale gains declined by $501,000 as a greater portion of loans were sold in fiscal 2003 on a “mandatory delivery” basis which results in a higher gain rate than the “best efforts delivery” basis used in 2004. In addition, loan sale gains in fiscal 2004 were adversely affected by the late delivery of certain loans to the investor, which caused the selling price of such loans to be reduced by $240,000. During fiscal 2004, the Company recognized additional impairment write-downs of $130,000 in marketable equity securities which had experienced a decline in fair value judged to be other than temporary compared to $803,000 in such write-downs in the prior year.

     Non-Interest Expenses.

     2005 v. 2004.

     Non-interest expenses increased $1.1 million during fiscal 2005, or 9.0%, to $13.5 million as compared to $12.4 million for the year ended March 31, 2004. This increase is primarily due to increases in salaries and employee benefits ($506,000), office occupancy and equipment expenses ($204,000), professional fees ($666,000) and other non-interest expenses ($17,000), partially offset by a decrease in marketing expenses ($201,000) and data processing service fees ($75,000).

     Salaries and employee benefits increased $506,000, or 7.4%, to $7.7 million in fiscal 2005 as compared to the prior year. This increase was primarily due to average salary increases of 4.0%, increases in staffing to support a larger asset base, as well as increases in health insurance ($82,000), ESOP expenses ($123,000) and unemployment insurance ($24,000).

     Office occupancy and equipment expenses increased $204,000, or 17.6%, to $1.4 million in fiscal 2005 as compared to the prior year. This increase was primarily increased insurance and maintenance and repairs expense along with increased depreciation of bank buildings and equipment and amortization of leasehold improvements.

     Data processing servicing fees decreased by $75,000, or 6.9%, to $1.0 million in fiscal 2005 as compared to the prior year. The decrease was primarily due to a renegotiation and extension of the contract with the Bank’s primary data processing provider.

     Professional fees increased $666,000, or approximately 200%, to $1.0 million in fiscal 2005 as compared to the prior year. The increase in 2005 was primarily due to the costs incurred by the Company that were associated with the stock buyback by the Company and the ESOP plan during the current fiscal year, while the prior year amounts include the insurance recovery of expenses incurred with the shareholder litigation discussed herein.

     Marketing expenses decreased $201,000, or 25.9%, to $574,000 in fiscal 2005 as compared to the prior year. While the Bank was able to undertake a significant deposit promotion during fiscal 2005, there were fewer discretionary promotions compared to the prior year. During fiscal 2004, the Bank initiated a major marketing initiative, including it’s first-ever use of radio advertisements, to promote the Bank, in general, and its new free checking account. In order for the Bank to remain competitive in the market for deposit and loan customers, it anticipates that marketing expenditures will likely continue.

     Other non-interest expenses increased by $17,000, or 0.9%, to $1.9 million in fiscal 2005 as compared to the prior year. The modest increase in fiscal 2005 is primarily due to increases in insurance costs, primarily directors and officers liability insurance, recruiting expenses and increased contributions, partially offset by lower office supplies and reduced travel and seminar costs.

     2004 v. 2003.

     Non-interest expenses decreased $1.5 million during fiscal 2004 as compared to the year ended March 31, 2003. Exclusive of the impact of the costs of litigation and related insurance recoveries for a commercial claim and shareholder litigation, both of which were settled in fiscal 2004, non-interest expenses would have increased $694,000, or 5.7%. This increase is primarily due to increases in salaries and employee benefits ($325,000), marketing expenses ($381,000) and other non-interest expenses ($215,000), partially offset by a decrease in professional fees ($206,000).

     Salaries and employee benefits increased $325,000, or 4.7%, in fiscal 2004 as compared to the prior year. This increase was primarily due to average salary increases of 4.0%, increases in staffing in the residential lending area, as well as increases in health insurance and pension expense. These increase were substantially offset by a $461,000 reduction in incentive compensation.

     Professional fees decreased $2.1 million in fiscal 2004 as compared to the prior year. Exclusive of the legal fees associated with shareholder litigation incurred in both fiscal 2003 and 2004, and an insurance recovery of $3.1 million recognized in fiscal 2004, professional fees would have decreased $206,000 in fiscal 2004. This decrease is largely due to the additional legal and other professional fees incurred in fiscal 2003 in connection with the contested election of directors at the Company’s September 2002 annual stockholders meeting.

     Marketing expenses increased $381,000, or 96.7%, in fiscal 2004 as compared to the prior year. This significant increase resulted from additional promotion of residential and commercial loan products throughout the year as well as deposit promotions during the second half of the year. The Bank initiated a major marketing initiative, including its first-ever use of radio advertisements, in March 2004 to promote the Bank, in general, and its new free checking account. The Bank anticipates that competition for deposit customers will continue to increase as a result of the recent Bank of America acquisition of Fleet Bank. Other financial institutions, including credit unions, have also been more active in their promotions in recent months, which will likely result in the continuation of marketing spending at higher rates than in the past though not at the level which occurred in fiscal 2004.

     Other non-interest expenses decreased $85,000 in fiscal 2004 as compared to the prior year. Exclusive of settlement costs associated with a commercial claim, such expenses would have increased $215,000, or 13.5%, in fiscal 2004. This increase is primarily due to increases in insurance costs, primarily directors and officers liability insurance, a record retention project, contributions and lending related costs.

     Income Taxes. The effective rates of income tax expense for the years ended March 31, 2005, 2004 and 2003 were 34.6%, 28.3% and 54.3%, respectively. Exclusive of the impact of an additional state tax provision necessitated by 2003 tax legislation and the related settlement of such taxes in fiscal 2004, the Company’s effective tax rate would have been 36.9% and 38.2% in fiscal 2004 and 2003, respectively.

     The Governor of Massachusetts signed legislation on March 5, 2003, expressly disallowing deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, the legislation applied retroactively to tax years ending on or after December 31, 1999. In fiscal 2003, the Company provided additional income taxes of $835,000 as a result of this legislation.

     Given the significant financial impact of this issue on numerous Massachusetts financial institutions and the considerable uncertainty of the constitutionality of the retroactive provisions of the legislation, a settlement was reached in June 2003 among the DOR and the majority of affected financial institutions. This settlement provided that 50% of all dividends received by the Bank from its REIT subsidiary from 1999 through December 2002 were subject to state income taxes. In addition, interest on the related taxes was also assessed. In settlement of this matter, the Bank paid $431,000 in June 2003 and also recognized a reduction in its tax provision of $374,000, which increased net income by the same amount in fiscal 2004.

Financial Condition

     Total assets at March 31, 2005 amounted to $521.1 million, an increase of $30.2 million, or 6.1%, from $490.9 million at March 31, 2004. Total assets at March 31, 2004 amounted to $490.9 million, an increase of $13.7 million, or 2.9%, from $477.2 million at March 31, 2003. The growth in assets in 2005 was primarily caused by growth in the commercial real estate portfolio. The modest growth in assets in fiscal 2004 was primarily caused by the deposit increase of $7.9 million. During fiscal 2003, the increase in the deposits of $26.1 million was used to repay FHLB advances, which contributed to the modest asset growth in fiscal 2003.

     Net loans increased $29.6 million, or 8.4%, to $382.7 million at March 31, 2005 primarily due to the growth in the commercial real estate portfolio. The increase in fiscal 2005 is after realizing an increase of $39.0 million in commercial mortgage loans during fiscal 2004. These increases reflect management’s preference for these loans, which carry an adjustable interest rate that generally adjust every 5 years based on the 5-year FHLB classic advance rate. As of March 31, 2005, commercial mortgages represent just over 50% of the loan portfolio. Net loans decreased $33.4 million to $353.1 million at March 31, 2004 from $386.5 million at March 31, 2003 while short-term investments and investment securities increased $22.0 million and $22.6 million, respectively, during this same period. This shift in asset mix reflects the impact of the reduction in longer-term interest rates to a forty-five year low in 2003 and the resulting decision by management to allow the residential loan portfolio, which consists primarily of 15 to 30 year fixed-rate loans, to decline by $65.0 million during fiscal 2004.

     Total deposits increased $37.3 million, or 12.6%, to $333.2 million at March 31, 2005 primarily due to a heavily marketed promotional certificate of deposit with a term of 13 months. Total certificates of deposit represent approximately 40.7% of total deposits at March 31, 2005. The Bank realized increases of $6.1 million in demand deposits, $2.1 million in NOW accounts and $579,000 in regular savings accounts during fiscal 2005. Total deposits at March 31, 2004 were $295.9 million, a $7.9 million increase from $288.0 million in the prior year. This increase includes core deposit growth of $10.9 million, or 5.9%, partially offset by a decrease in certificates of deposit of $3.0 million.

     Advances from the FHLB of Boston decreased to $138.1 million at March 31, 2005 from $141.1 million at March 31, 2004. The Bank decreased its borrowings from the FHLB of Boston in both fiscal 2005 and 2004 consistent with its intent of reducing the utilization of FHLB advances. Offsetting the reduction in the advances from the FHLB were increases in another form of borrowing, or subordinated debentures. The Company issued subordinated debentures during fiscal year 2005 and used the proceeds to pay for other funding needs.

     Stockholders’ equity decreased to $38.2 million at March 31, 2005 from $43.5 million at March 31, 2004 due primarily to a decrease of $2.4 million in comprehensive income during fiscal 2005 and the purchase of 77,134 shares of common stock from shareholders of the Company.

Liquidity

     The Company’s primary sources of liquidity are dividends from its bank subsidiary. In addition, the Company has access to the capital markets to raise additional equity.

     The Bank’s principal sources of liquidity are customer deposits, repayments of loans and mortgage-backed securities, FHLB of Boston advances and maturities of various other investments. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases.

     Deposits have been a relatively stable source of funds for the Bank despite significant competition. During fiscal 2005 however, the Bank ran an aggressive marketing campaign for term certificates with a term of 13 months causing the deposit balances to increase by $37.3 million to $333.2 million at March 31, 2005 from $295.9 million at March 31, 2004. Core deposits represented approximately two-thirds of the Bank’s total deposits in fiscal 2004 but declined to less than 60% as a result of the aforementioned promotion. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts into higher rate certificates. While the balances in the money market accounts had consistently increased in previous years, it is uncertain whether the impact of sustained higher interest rates will continue to draw balances from the core accounts into the certificates of deposit in future years.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2005 and 2004, the Bank had outstanding FHLB of Boston advances of $138.1 million and $141.1 million, respectively. The FHLB of Boston advances are secured primarily by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2005, the Bank had approximately $32.7 million in unused borrowing capacity at the FHLB of Boston.

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

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

     Commitments to sell loans held for sale are agreements to sell loans on a best efforts delivery basis to a third party at an agreed upon price.

     The Company on September 16, 2004 completed a trust preferred securities financing forming a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). Central Bancorp Capital Trust I is the Company’s only special purpose entity. The Company within the financing transaction and concurrent with the issuance of the junior subordinated debentures and the trust preferred securities, issued a guarantee related to the trust securities for the benefit of the holders. Refer to “Subordinated Debenture” in Notes to Consolidated Financial Statements for more detail.

     Management believes that the Company and Bank have adequate sources of liquidity to fund these commitments.

Contractual Obligations and Commitments by Maturity

     The following table sets forth information regarding the Company’s contractual obligations and commitments as of March 31, 2005.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(In thousands)
Deposits	$333,215	$285,792	$39,951	$7,472	$—
Advances from FHLB	138,135	25,635	27,500	27,000	58,000
Short-term borrowings	141	141	—	—	—
Subordinated debenture	5,258	—	—	—	5,258
ESOP loan	2,921	388	776	776	981
Operating lease obligations	2,268	237	471	374	1,186

Total contractual cash obligations	$481,938	$312,193	$68,698	$35,622	$65,425

	Amount of Commitment Expiring by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(In thousands)
Loan originations	$26,834	$26,834	$—	$—	$—
Lines of credit	33,660	12,023	10,233	268	11,136
Sell mortgage loans	5,196	5,196	—	—	—

Total commitments	$65,690	$44,053	$10,233	$268	$11,136

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Capital Resources

     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2005, the minimum total risk-based capital ratio required was 8.00%. The Company’s and the Bank’s risk-based total capital ratios at March 31, 2005 were 12.12% and 11.19%, respectively.

     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3% for the most highly rated banks and 4% to 5% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 8.04% and 7.38%, respectively, at March 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Bank’s earnings are largely dependent on its net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Bank seeks to reduce its exposure to changes in interest rate, or market risk, through active monitoring and management of its interest-rate risk exposure. The policies and procedures for managing both on- and off-balance sheet activities are established by the Bank’s asset/liability management committee (“ALCO”). The Board of Directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank’s market risk arises primarily from interest rate risk inherent in its lending, borrowing and deposit taking activities.

     The main objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and preserve capital, while adjusting the Bank’s asset/liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and immediate downward shifts of 150 basis points and 75 basis points for fiscal year 2005 and 2004, respectively. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2005		2004
	Amount	% Change	Amount	% Change
	(Dollars in thousands)
300 basis point increase in rates	$(2,361)	(13.8)%	$(1,236)	(8.1)%
150 basis point decrease in rates	(455)	(2.7)	—	—
75 basis point decrease in rates	—	—	(315)	(2.1)

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands)

	March 31,
	2005	2004
ASSETS
Cash and due from banks	6,158	$7,113
Short-term investments	225	27,224

Cash and cash equivalents	6,383	34,337

Certificate of deposit (note 11)	606	1,211
Investment securities available for sale (amortized cost of $108,690 in 2005 and $80,201 in 2004) (note 2)	108,616	83,771
Stock in Federal Home Loan Bank of Boston (notes 2 and 7)	8,300	8,300
The Co-operative Central Bank Reserve Fund (note 2)	1,576	1,576

Total investments	118,492	93,647

Loans held for sale (note 1)	2,221	799

Loans (note 3)	386,382	356,625
Less allowance for loan losses (note 4)	3,681	3,537

Net loans	382,701	353,088

Accrued interest receivable	2,444	2,203
Banking premises and equipment, net (note 5)	2,807	2,113
Deferred tax asset, net (note 8)	1,639	243
Goodwill, net (note 1)	2,232	2,232
Other assets	1,546	1,024

Total assets	$521,071	$490,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 6)	333,215	$295,920
Short-term borrowings	141	845
Federal Home Loan Bank advances (notes 2 and 7)	138,135	141,100
Subordinated debenture (note 1)	5,258	—
ESOP loan (note 11)	2,921	3,311
Advance payments by borrowers for taxes and insurance	1,168	1,182
Accrued expenses and other liabilities	1,994	5,085

Total liabilities	482,832	447,443

Commitments and contingencies (notes 8, 9 and 12)
Stockholders’ equity (note 10):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 2,031,026 shares issued at March 31, 2005 and 2,030,251 shares issued at March 31, 2004	2,031	2,030
Additional paid-in capital	12,883	12,920
Retained income	38,728	36,855
Treasury stock (442,428 shares at March 31, 2005 and 365,294 shares at March 31, 2004), at cost	(9,907)	(7,311)
Accumulated other comprehensive income (loss)	(56)	2,293
Unearned compensation – ESOP (note 11)	(5,440)	(3,333)

Total stockholders’ equity	38,239	43,454

Total liabilities and stockholders’ equity	$521,071	$490,897

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Years Ended March 31,
	2005	2004	2003
Interest and dividend income:
Mortgage loans	$21,902	$22,797	$25,033
Other loans	366	363	505
Short-term investments	175	204	125
Investments	5,173	3,743	4,466

Total interest and dividend income	27,616	27,107	30,129

Interest expense:
Deposits	4,733	4,436	5,601
Advances from Federal Home Loan Bank of Boston	6,848	7,019	7,262
Other borrowings	304	82	9

Total interest expense	11,885	11,537	12,872

Net interest and dividend income	15,731	15,570	17,257
Provision for loan losses (note 4)	100	200	—

Net interest and dividend income after provision for loan losses	15,631	15,370	17,257

Non-interest income:
Deposit service charges	649	600	571
Net gains (losses) from sales and write-downs of investment securities (note 2)	453	(135)	(308)
Gain on sales of loans, net	252	295	796
Brokerage income	101	138	94
Other income	200	228	252

Total non-interest income	1,655	1,126	1,405

Non-interest expenses:
Salaries and employee benefits (note 11)	7,693	7,187	6,862
Occupancy and equipment (note 5)	1,363	1,159	1,137
Data processing service fees	1,018	1,093	1,136
Professional fees (note 12)	1,000	334	2,410
Advertising and marketing	574	775	394
Other expenses (note 1)	1,870	1,853	1,938

Total non-interest expenses	13,518	12,401	13,877

Income before income taxes	3,768	4,095	4,785
Provision for income taxes (note 8)	1,305	1,159	2,598

Net income	$2,463	$2,936	$2,187

Earnings per common share (note 1):
Basic	$1.66	$1.89	$1.38

Diluted	$1.65	$1.88	$1.37

Weighted average common shares outstanding — basic	1,482	1,551	1,584

Weighted average common and equivalent shares outstanding – diluted	1,493	1,565	1,599

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
	Stock	Capital	Income	Stock	Income (Loss)	ESOP	Equity

Balance at March 31, 2002	$2,000	$11,934	$33,141	$(7,189)	$(626)	$(306)	$38,954
Net income	—	—	2,187	—	—	—	2,187
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,628	—	1,628

Comprehensive income							3,815

Purchase of shares by ESOP (Note 11)	—	—	—	—	—	(3,595)	(3,595)
Proceeds from exercise of stock options (28,139 shares)	28	488	—	—	—	—	516
Tax benefit of stock options	—	66	—	—	—	—	66
Director deferred compensation transactions	—	45	—	(60)	—	—	(15)
Dividends paid ($0.44 per share)	—	—	(727)	—	—	—	(727)
Amortization of unearned compensation - ESOP	—	218	—	—	—	211	429

Balance at March 31, 2003	$2,028	$12,751	$34,601	$(7,249)	$1,002	$(3,690)	$39,443
Net income	—	—	2,936	—	—	—	2,936
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,291	—	1,291

Comprehensive income							4,227

Proceeds from exercise of stock options (2,524 shares)	2	45	—	—	—	—	47
Tax benefit of stock options	—	18	—	—	—	—	18
Director deferred compensation transactions	—	60	—	(62)	—	—	(2)
Dividends paid ($0.48 per share)	—	—	(682)	—	—	—	(682)
Amortization of unearned compensation - ESOP	—	46	—	—	—	357	403

Balance at March 31, 2004	$2,030	$12,920	$36,855	$(7,311)	$2,293	$(3,333)	$43,454

Net income	—	—	2,463	—	—	—	2,463
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(2,349)	—	(2,349)

Comprehensive income							114

Purchase of 77,134 shares by ESOP (Note 11)						(2,565)	(2,565)
Proceeds from exercise of stock options (775 shares)	1	15	—	—	—	—	16
Tax benefit of stock options	—	4	—	—	—	—	4
Director deferred compensation transactions	—	64	—	(55)	—	—	9
Dividends paid ($0.48 per share)	—		(712)	—	—	—	(712)
Amortization of unearned compensation - ESOP	—	5	—	—	—	458	463
Purchase of treasury stock (77,134 shares) (Note 12)	—	—	—	(2,565)	—	—	(2,565)
Other equity transactions	—	(125)	122	24	—	—	21

Balance at March 31, 2005	$2,031	$12,883	$38,728	$(9,907)	$(56)	$(5,440)	$38,239

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity (continued)

(In Thousands)

The Company’s other comprehensive income (loss) and related tax effect for the years ended March 31 are as follows:

	2005
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(3,191)	$(1,133)	$(2,058)
Add reclassification adjustment for net gains included in net income	(453)	(162)	(291)

Other comprehensive loss	$(3,644)	$(1,295)	$(2,349)

	2004
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$1,824	$622	$1,202
Add reclassification adjustment for net losses included in net income	135	46	89

Other comprehensive income	$1,959	$668	$1,291

	2003
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding gains during period	$2,306	$901	$1,405
Add reclassification adjustment for net losses included in net income	308	85	223

Other comprehensive loss	$2,614	$986	$1,628

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$2,463	$2,936	$2,187
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	427	319	314
Amortization of premiums and discounts	174	165	269
Provision for loan losses	100	200	—
Stock-based compensation	463	332	429
Benefit deferred tax assets	(101)	(194)	(462)
Net (gains) losses from sales and write-downs of investment securities	(453)	135	308
Gain on sale of loans held for sale	(252)	(295)	(796)
Originations of loans held for sale	(21,683)	(32,823)	(36,364)
Proceeds from the sale of loans originated for sale	20,513	32,966	36,513
(Increase) decrease in accrued interest receivable	(241)	177	150
(Increase) decrease in other assets, net	(522)	(348)	(26)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(14)	183	(112)
Increase (decrease) in accrued expenses and other liabilities	(3,091)	(2,175)	2,043

Net cash provided by (used in) operating activities	(2,217)	1,578	4,453

Cash flows from investing activities:
Net (increase) decrease in loans	(29,713)	33,245	(18,110)
Principal payments on mortgage-backed securities	7,956	5,453	7,426
Purchases of investment securities	(48,036)	(40,431)	(6,210)
Proceeds from sales of investment securities	6,875	482	7,638
Maturities and redemptions of investment securities	4,995	13,500	6,000
Due to broker	—	3,029	—
(Purchase) redemption of certificate of deposit	605	(1,200)	—
Purchase of banking premises and equipment, net	(1,121)	(563)	(346)

Net cash provided by (used in) investing activities	(58,439)	13,515	(3,602)

Cash flows from financing activities:
Net increase in deposits	37,295	7,961	26,052
Proceeds from FHLB of Boston advances	67,000	2,000	39,000
Repayments of FHLB of Boston advances	(74,300)	(5,300)	(55,600)
Proceeds from ESOP loan	—	3,506	—
Repayments of ESOP loan	(390)	(195)	—
Net increase (decrease) in short-term borrowings	3,631	669	(2,824)
Proceeds from issuance of subordinated debenture	5,258	—	—
Proceeds from exercise of stock options	20	47	516
Purchase of treasury stock	(2,565)	—	—
Payments of dividends, net	(712)	(682)	(727)
Purchase of common stock by ESOP	(2,565)	—	(3,595)
Other equity transactions	30	16	(15)

Net cash provided by financing activities	32,702	8,022	2,807

Net increase (decrease) in cash and cash equivalents	(27,954)	23,115	3,658
Cash and cash equivalents at beginning of year	34,337	11,222	7,564

Cash and cash equivalents at end of year	$6,383	$34,337	$11,222

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,937	$11,591	$12,938
Income taxes	$1,065	$2,005	$2,820

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Note 1. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly-owned subsidiary, Central Co-operative Bank (the “Bank”), as well as wholly-owned subsidiaries of the Bank.

     The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank (“FRB”). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Bank Insurance Fund of the FDIC for deposits up to $100,000 and the Share Insurance Fund (“SIF”) for deposits in excess of $100,000.

     The Company conducts its business through one operating segment, the Bank. Most of the Bank’s activities are with customers located in eastern Massachusetts. As set forth in Note 3 herein, the Bank concentrates in real estate lending. Management believes that the Bank does not have any significant concentrations in any one customer or industry.

     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”) which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51”, as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 1 – Subordinated Debenture and Recent Accounting Pronouncement in this Note 1)

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, income taxes, impairment of securities and derivatives.

     Certain prior year amounts have been reclassified to conform to the current year’s presentation. The following is a summary of the more significant accounting policies adopted by the Bank.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity of 90 days or less.

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $950,000 at March 31, 2005.

     Investments

     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income.

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

     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost.

     Loans

     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees. Loans classified as held for sale are stated at the lower of aggregate cost or market value. The Company has derivatives consisting of forward commitments (generally on a best efforts delivery basis) to sell loans in order to reduce market risk associated with commitments to fund loans held for sale. Forward loan sale contracts and commitments to fund loans intended for sale are recorded at fair value. When the loan is funded, the Bank designates the forward loan sale contract as a hedge against the loan held for sale. Market value is estimated based on outstanding investor commitments. Net unrealized gains and losses are provided for by charges to operations. At March 31, 2005 and 2004, such activity was not material. Loans are sold on a servicing released basis.

     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2005 and 2004, net deferred loan fees of $389,000 and $520,000, respectively, were offset against the related loan balances for financial presentation purposes.

     Interest income on loans is recognized on an accrual basis using the simple interest method. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due provided that the loans are well secured and in the process of collection. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank records interest income on non-accrual and impaired loans on the cash basis of accounting.

     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan’s principal is remote. Management considers non-accrual loans, except for smaller balance, homogeneous residential mortgage loans, to be impaired.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Subordinated Debenture

     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2005 the interest rate was 5.54%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.

     Allowance for Loan Losses

     The allowance for loan losses is maintained at a level determined to be adequate by management to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off, and reduced by charge-offs on loans.

     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a quarterly basis. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends and other asset quality factors. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments including collateral type and loan-to-value ratios. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each category. Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.

     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of a changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Changes in estimates are provided currently in earnings.

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Banking Premises and Equipment

     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.

     Goodwill

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Impairment testing was performed during 2005, 2004 and 2003 and in each analysis, it was determined that an impairment charge was not required.

     Pension Benefits

     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.

     Stock-Based Compensation

     The Company follows the intrinsic value method set forth in APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) under which there is generally no charge to earnings for stock option grants. Companies that elect to use this method are required to disclose the pro forma effect of using the fair value method of accounting for stock-based compensation that is encouraged by SFAS No. 123, “Accounting for Stock-Based Compensation.”

      The estimated fair value of options granted in 2005 was $7.47. No options were granted during fiscal years 2003 and 2004 and options to purchase 33,299 shares were granted during fiscal year 2005. These options were fully vested when issued. Forfeitures during these years were insignificant. The impact on net income as a result of the Company’s use of the intrinsic value method rather than the fair value method of accounting for stock-based compensation is presented in the following table:

	Year ended March 31,
	2005	2004	2003
	(amounts in thousands, except per share amounts)
Net income available to common stockholders	$2,463	$2,936	$2,187

Total stock-based compensation under the fair –value-based method for all awards	249	—	—

Pro forma net income available to common stockholders	$2,214	$2,936	$2,187

Net income per share
As reported-basic	1.66	1.89	1.38
As reported-diluted	1.65	1.88	1.37

Pro forma-basic	1.49	1.89	1.38
Pro forma-diluted	1.48	1.88	1.37

     The per-share weighted-average fair value of stock options granted in 2005 was $7.47 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no options granted in 2004 and 2003.

	Expected	Risk-Free		Expected
Year	Dividend Yield	Interest Rate	Expected Option Life	Volatility Factor

2005	1.66%	4.14%	5 years	26.20%

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Earnings Per Share

     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2005, 2004 and 2003 there were approximately 170,000, 107,000 and 118,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of earnings per share:

	2005	2004	2003
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$2,463	$2,936	$2,187

Weighted average number of common shares outstanding	1,624	1,664	1,634

Weighted average number of unallocated ESOP shares	(142)	(113)	(50)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,482	1,551	1,584

Incremental shares from the assumed exercise of dilutive stock options	11	14	15

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,493	1,565	1,599

Earnings per share

Basic	$1.66	$1.89	$1.38

Diluted	$1.65	$1.88	$1.37

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees” and requires entities to recognize a compensation cost on the financial statements relating to share-based transactions. Previously, companies had the option of adopting a fair value measurement of the equity or liability instruments issued or disclosing the impact in the footnotes. The Company is currently reporting share based payment transactions with employees in accordance with APB 25 and provides the required disclosures. Under SFAS No. 123(R), companies will be required to adopt the fair value method of measurement over a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Application of SFAS No. 123(R) is required for the Company as of April 1, 2006 at which time the Company will adopt the modified prospective application transition method of SFAS 123R. SFAS 123R requires the application of this standard to all new awards after the effective date, all modifications, repurchases or cancellations of existing awards after the effective date and all unvested awards at the effective date. Based on current options outstanding, the Company anticipates the adoption of this standard to result in no compensation cost in the year of adoption, as all outstanding options are fully vested.

     In January 2003, the FASB issued FIN No. 46. FIN 46 established accounting guidance for consolidation of variable interest entities (“VIE”) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.

     In December 2003, the FASB issued a revised Fin No. 46 (“FIN 46R”), which in part, addressed limited purpose trusts formed to issue trust preferred securities. FIN 46R requires the company to account for its investment in the trust as an equity method investment, rather than to consolidate the trust. As a result , the subordinated debentures of the parent company are included in the consolidated balance sheets and the interest expense of the subordinated debentures are included in the net interest margin of the consolidated statement of operations.

     In March 2005, the Board of Governors of the Federal Reserve issued a final ruling instructing bank holding companies regarding the regulatory capital rules for trust preferred securities. Under the final rules:

•	Trust preferred securities may be included in Tier 1 capital up to 25% of the bank holding company’s core capital elements during a transition period ending March 31, 2009.

•	After March 31, 2009, the 25% limit will be calculated net of goodwill (net of any associated deferred tax liability).

•	For internationally active bank holding companies, the limit will be 15%.

•	The grandfather date for issuances of trust preferred securities with nonconforming terms has been extended to April 15, 2005 from May 31, 2004.

•	Trust preferred securities no longer are required to have a call option, but call options are still permitted. Because call options are an important economic term for issuers, we anticipate that they will continue to be included in most issuance.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

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

     In June 2004, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 contains new guidance on other-than-temporary impairments of investment securities. The guidance dictates when impairment is deemed to exist, provides guidance on determining if impairment is other than temporary, and directs how to calculate impairment loss. Issue 03-1 also details expanded annual disclosure rules. In September 2004, the FASB issued FASB staff position FSP EITF 03-1-1 which delayed the effective date of the new guidance on recognizing other-than-temporary impairments indefinitely. The Company will evaluate the impact of EITF 03-1 on the Company’s financial position and results of operations upon the issuance of proposed FSP EITF 03-1-a.

Note 2. Investments (Dollars in Thousands)

     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government and agency obligations	$21,958	$5	$(238)	$21,725
Corporate bonds	34,688	790	(261)	35,217
Mortgage-backed securities	48,317	157	(595)	47,879

Total debt securities	104,963	952	(1,094)	104,821
Marketable equity securities	3,727	269	(201)	3,795

Total	$108,690	$1,221	$(1,295)	$108,616

	March 31, 2004
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government and agency obligations	$9,998	$88	$—	$10,086
Corporate bonds	35,788	2,850	—	38,638
Mortgage-backed securities	31,277	405	(107)	31,575

Total debt securities	77,063	3,343	(107)	80,299
Marketable equity securities	3,138	453	(119)	3,472

Total	$80,201	3,796	$(226)	$83,771

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Gross unrealized losses and fair value at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less Than		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
U.S. Government and agency obligations	$19,758	$(238)	$—	$—
Corporate bonds	4,304	(261)	—	—
Mortgage-backed securities	25,415	(420)	6,048	(175)
Marketable equity securities	1,211	(136)	589	(65)

Total temporarily impaired securities	$50,688	$(1,055)	$6,637	$(240)

     As of March 31, 2005, securities held in the investment portfolio with unrealized losses have been evaluated by management. During the years ended March 31, 2005, 2004 and 2003, the Bank recognized write-downs in certain equity securities totaling $42,000, $130,000 and $803,000 respectively, as a result of declines in the fair value of such securities judged to be other-than-temporary. Management in realizing the other-than-temporary impairment evaluates the length of time and the extent of the unrealized loss position from original cost, the credit worthiness of the issuer, and three to five year trend line projections. The primary reason these securities are in an unrealized loss position is due to changes in market conditions and interest rates. Most of the securities are debt securities whose values fluctuate daily based on the current interest rate environment.

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2005 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
Due within one year	$6,020	$6,046	6.64%
Due after one year but within five years	50,939	51,215	5.09
Due after five years but within ten years	20,468	20,106	4.11
Due after ten years	27,536	27,454	4.50

	$104,963	$104,821

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2005, 2004, and 2003 (all classified as available for sale) were as follows:

	2005	2004	2003
Proceeds from sales	$6,875	$482	$7,638
Gross gains	536	—	495
Gross losses	41	5	—
Other than temporary impairments	42	130	803

Net realized gains (losses)	$453	$(135)	$(308)

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     At March 31, 2005, the Bank owned securities issued by several companies having a fair value that exceeded 10% of the Company’s stockholders’ equity. Such securities consisted primarily of debt obligations.

     A mortgage-backed security with an amortized cost of $1,172,000 and fair value of $1,138,000 at March 31, 2004, was pledged to provide collateral for certain customers. In addition, investment securities carried at $66.7 million were pledged under a blanket lien to partially secure the Bank’s advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”).

     As a member of the FHLB of Boston, the Bank was required to invest in stock of the FHLB of Boston in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever was higher. In April 2004, the FHLB of Boston amended its capital structure at which time the Company’s FHLB of Boston stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for a redemption or upon termination of membership. The FHLB of Boston may, but is not obligated to, repurchase Class B stock prior to expiration of the five-year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of 0.35% of certain specified assets (such assets totaled $265.0 million at the time of the change in capital structure) plus 4.5% of the Bank’s advances and certain other specified items. In connection with the adoption of the new capital structure, the Bank was not required to increase its investment in FHLB stock.

     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

Note 3. Loans (In Thousands)

     Loans as of March 31, 2005 and 2004 are summarized below:

	2005	2004
Real estate loans:
Residential real estate	$159,838	$171,682
Commercial real estate	194,326	146,107
Construction	17,187	25,112
Home equity lines of credit	9,194	9,397

Total real estate loans	380,545	352,298

Commercial loans	4,786	3,198
Consumer loans	1,051	1,129

Total loans	386,382	356,625
Less: allowance for loan losses	(3,681)	(3,537)

Total loans, net	$382,701	$353,088

     The Bank had no non-accrual loans at March 31, 2004 and two loans on non-accrual status totaling $190,000 as of March 31, 2005. During the years ended March 31, 2005 and 2004, there were no impaired loans.

     Mortgage loans serviced by the Bank for others amounted to $391,000 and $747,000 at March 31, 2005 and 2004, respectively.

     The Bank’s lending activities are conducted principally in communities in the suburban Boston area. The Bank grants mortgage loans on residential property, commercial real estate, construction of residential homes, second mortgages, home equity and other loans. Substantially all loans granted by the Bank are secured by real estate collateral. The ability and willingness of residential mortgage borrowers to honor their repayment commitments are generally impacted by the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments are generally impacted by the health of the real estate market in the borrowers’ geographic area and the general economy.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

	2005	2004
Balance at beginning of year	$901	$919
New loans	302	378
Repayment of principal	(184)	(396)

Balance at end of year	$1,019	$901

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

Note 4. Allowance for Loan Losses (In Thousands)

     A summary of changes in the allowance for loan losses follows:

	Years Ended March 31,
	2005	2004	2003
Balance at beginning of year	$3,537	$3,284	$3,292
Provision charged to expense	100	200	—
Amounts charged-off	(3)	(29)	(21)
Recoveries on accounts previously charged-off	47	82	13

Balance at end of year	$3,681	$3,537	$3,284

Note 5. Banking Premises and Equipment (In Thousands)

     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

			Estimated
	2005	2004	Useful Lives
Land	$589	$589
Buildings and improvements	2,969	2,571	50 years
Furniture and fixtures	6,715	6,244	3-5 years
Leasehold improvements	911	660	5-6 years

	11,184	10,064
Less accumulated depreciation and amortization	(8,377)	(7,951)

Total	$2,807	$2,113

     Depreciation and amortization for the years ended March 31, 2005, 2004 and 2003 amounted to $427,000, $319,000 and $314,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending March 31,
2006	$237
2007	$255
2008	$216
2009	$187
2010	$187
Thereafter	$1,186

     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2005, 2004 and 2003 was $152,000, $147,000 and $145,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 6. Deposits (Dollars in Thousands)

     Deposits at March 31 are summarized as follows:

	2005	2004
Demand deposit accounts	$33,982	$27,881
NOW accounts	39,205	37,106
Passbook and other savings accounts	74,316	73,737
Money market deposit accounts	50,051	56,084

Total non certificate accounts	197,554	194,808

Term deposit certificates
Certificates of $100,000 and above	47,270	27,607
Certificates less than $100,000	88,391	73,505

Total term deposit certificates	135,661	101,112

	$333,215	$295,920

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2005 are as follows:

		Weighted
		Average
	Amount	Rate
Within 1 year	$88,238	2.44%
Over 1 to 3 years	39,951	3.46
Over 3 years	7,472	3.57

	$135,661	2.80

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)

     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31 follows:

	2005		2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
Within 1 year	$25,635	4.17%	$13,300	3.38%
1-2 years	9,500	3.67	15,300	4.96
2-3 years	18,000	5.58	9,500	3.67
3-4 years	15,000	5.13	18,000	5.58
4-5 years	20,000	5.94	15,000	5.13
Over 5 to 10 years	50,000	4.75	70,000	4.96
Over 10 years	—		—	—

	$138,135	4.82	$141,100	4.82

     At March 31, 2005, advances totaling $107 million are callable prior to their scheduled maturity of which $100 million are callable during fiscal 2006. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.

     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $32.7 million at March 31, 2005.

Note 8. Income Taxes (Dollars in Thousands)

     The components of the provision for income taxes for the years indicated are as follows:

	Years Ended March 31,
	2005	2004	2003
Current
Federal	$1,332	$1,113	$1,708
State	74	(148)	1,352

Total current provision	1,406	965	3,060
Deferred (prepaid)	(101)	194	(462)

	$1,305	$1,159	$2,598

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Years Ended March 31,
	2005	2004	2003
Statutory Federal tax rate	34.0%	34.0%	34.0%
Items affecting Federal income tax rate:
Dividends received deduction	(0.7)	(0.4)	(0.3)
Stock buyback costs	1.5	—	—
State income taxes	0.2	3.3	2.7
Retroactive REIT legislation and settlement	—	(9.1)	16.1
ESOP expense	(0.5)	—	1.5
Other	0.1	0.5	0.3

Effective tax rate	34.6%	28.3%	54.3%

     During 2002, the Massachusetts Department of Revenue (“DOR”) issued notices of intent to assess additional state excise taxes to numerous financial institutions in Massachusetts that had formed a real estate investment trust (REIT) subsidiary. The DOR contended that dividends received by the banks from such subsidiaries were fully taxable in Massachusetts. Subsequently, in March 2003, the Governor of Massachusetts signed legislation, expressly disallowing deductions for dividends received from a REIT, resulting in such dividends being subject to state taxation. In addition, this law applied retroactively to tax years ending on or after December 31, 1999. In fiscal 2003, the Company provided additional state taxes, including interest, net of the related federal tax benefit, of $835,000.

     In June 2003, a settlement of this matter was reached between the DOR and the majority of affected financial institutions. The settlement provided that 50% of all dividends received from REIT subsidiaries from 1999 through 2002 were subject to state taxation. Interest on such additional taxes was also assessed. Payment of such taxes and interest totaling $431,000 was made in June 2003. As a result of this settlement, the Company recognized a reduction of $374,000 in its accrued tax liabilities, which increased net income by the same amount in fiscal 2004.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$872	$651
Deferred loan origination fees	21	32
Depreciation	282	277
Post-employee retirement benefit accrual	247	238
Write-down of investments	395	500
Unrealized loss on securities, net	18	—
Other	101	88

Gross deferred tax asset	1,936	1,786

Deferred tax liabilities:
Unrealized gain on securities, net	—	1,277
Accrued dividend receivable	34	18
Deferred loan origination costs	263	248
Deferred income	—	—

Gross deferred tax liability	297	1,543

Net deferred tax asset	$1,639	$243

     Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing at March 31, 2005. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. At March 31, 2005, recoverable income taxes, plus estimated taxes for fiscal 2006, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.

     The unrecaptured base year tax bad debt reserves will not be subject to recapture as long as the Company continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provision of present law that requires recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1.3 million.

Note 9. Financial Instruments with Off-Balance Sheet Risk (In Thousands)

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of commercial and construction loans, and commitments to originate loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to its financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Financial instruments with off-balance sheet risks as of March 31, included the following:

	2005	2004
Unused home equity and personal lines of credit	$17,655	$14,340
Unadvanced portions of construction loans	14,088	6,391
Unadvanced portions of commercial loans	1,917	5,917
Commitments to originate commercial mortgage loans	18,277	16,387
Commitments to originate residential mortgage loans	8,557	4,992
Commitments to sell residential mortgage loans	5,196	5,603

Total off-balance sheet commitments	$65,690	$53,630

     Commitments to originate loans, unused lines of credit and unadvanced portions of commercial and construction loans are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.

Note 10. Stockholders’ Equity (Dollars in Thousands, except per share amount)

     The Company and the Bank may not declare or pay cash dividends on their stock if the effect thereof would cause capital to be reduced below regulatory requirements, or if such declaration and payment would otherwise violate regulatory requirements.

     In October 1991, the Company adopted a Shareholder Rights Agreement (“Rights Plan”) entitling each shareholder, other than an Acquiring Person or an Adverse Person as defined below, to purchase the Company’s stock at a discount price in the event any person or group of persons exceeded predetermined ownership limitations of the Company’s outstanding common stock (an “Acquiring Person”) and, in certain circumstances, engaged in specific activities deemed adverse to the interests of the Company’s shareholders (an “Adverse Person”). The Rights Plan was due to expire in October 2001, but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011.

     Beginning in April 1999, the Board of Directors authorized a series of four separate 5% stock repurchase programs under which the Company has acquired 442,428 shares of its stock at an average cost of $21.95 per share. The latest repurchase program was completed on September 17, 2004 when the Company and the ESOP each purchased 77,134 shares of the Company’s common stock pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% to 5.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2005, the Bank met all capital adequacy requirements to which it is subject.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     The most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. There are no conditions or events, since that notification that management believes would cause a change in the Bank’s categorization. No deduction was taken from capital for interest-rate risk.

      Included in the Company’s Tier 1 capital for March 31, 2005 are qualifying trust preferred securities of $5.1 million. In March 2005, the Federal Reserve Board published its final rule which permits the continued inclusion of trust preferred securities as an element of Tier 1 capital for bank holding companies. Details of the new rule are outlined in Footnote 1 herein. The Company’s and the Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios together with related regulatory minimum requirements are summarized below:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Company (consolidated)
Total capital	$44,855	12.12%	$29,619	≥8.00%	N/A	N/A
Tier 1 capital	41,162	11.12	14,810	≥4.00	N/A	N/A
Tier 1 leverage capital	41,162	8.04	20,477	≥4.00	N/A	N/A
Bank
Total capital	41,451	11.19	29,631	≥8.00%	$37,038	≥10.00%
Tier 1 capital	37,758	10.19	14,815	≥4.00	22,223	≥ 6.00
Tier 1 leverage capital	37,758	7.38	20,455	≥4.00	25,569	≥ 5.00

As of March 31, 2004:
Company (consolidated)
Total capital	$42,613	12.14%	$28,070	≥8.00%	N/A	N/A
Tier 1 capital	38,929	11.09	14,035	≥4.00	N/A	N/A
Tier 1 leverage capital	38,929	8.13	19,153	≥4.00	N/A	N/A
Bank
Total capital	41,376	11.80	28,060	≥8.00	$35,074	≥10.00%
Tier 1 capital	37,692	10.75	14,030	≥4.00	21,044	≥ 6.00
Tier 1 leverage capital	37,692	7.92	19,027	≥4.00	23,783	≥ 5.00

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Note 11. Employee Benefits (Dollars in Thousands, Except Per Share Data)

Pension and Savings Plans

     As a participating employer in the Cooperative Banks Employees Retirement Association (“CBERA”), a multi-employer plan, the Bank has a noncontributory defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) covering substantially all eligible employees.

     Benefits under the Pension Plan are determined at the rate of 1% and 1.5%, respectively, of certain elements of final average pay times years of credited service and are generally provided at age 65 based on years of service and the average of the participants’ three highest consecutive years of compensation from the Bank. Employee contributions are made to a Savings Plan which qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended. The Bank matches 50% of an eligible deferral contribution on the first 5% of the deferral amount subject to the maximum allowable under federal regulations. Pension benefits and employer contributions to the Savings Plan become vested over six years.

     Expenses for the Pension Plan and the Savings Plan were $441,000, $449,000 and $319,000, for the years ended March 31, 2005, 2004 and 2003, respectively. Forfeitures are used to reduce expenses of the plans.

Other Post-Retirement Benefits

     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2005 and 2004.

	2005		2004
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(254)	$(373)	$(244)	$(377)
Fully eligible participants	—	—	(16)	(67)

Total	(254)	(373)	$(260)	$(444)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(260)	$(444)	$(243)	$(414)
Service cost less expense component	—	—	—	—
Interest cost	(14)	(22)	(16)	(27)
Actuarial gain (loss)	15	61	(1)	(27)
Assumptions	(5)	(5)	(10)	(15)
Benefits paid	10	37	10	39

Accumulated benefit obligations at year-end	(254)	(373)	$(260)	$(444)

Change in plan assets:
Fair value of plan assets at prior year-end	—	—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	10	37	10	39
Benefits paid and expenses	(10)	(37)	(10)	(39)

Fair value of plan assets at current year-end	—	—	$—	$—

Funded	(254)	(373)	$(260)	$(444)
Unrecognized net obligation	69	199	77	223
Unrecognized prior year service	—	—	—	—
Unrecognized net loss (gain)	(65)	(169)	(57)	(127)

	$(250)	(343)	$(240)	$(348)

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

	2005		2004
	Life	Medical	Life	Medical
Reconciliation of (accrual) prepaid:
(Accrued) pension cost at beginning of year	(240)	(348)	$(229)	$(346)
Minus net periodic cost	(20)	(32)	(21)	(41)
Plus employer contributions, net	10	37	10	39

(Accrued) cost at end of year	(250)	(343)	$(240)	$(348)

Benefit obligation weighted average assumption as of fiscal year-end:
Discount rate	5.75%	5.75%	6.00%	6.00%
Expected return on plan assets	5.75	5.75	6.00	6.00
Rate of compensation increase	—	—	—	—

	1 Percentage Point Increase
	2005			2004
	Life		Medical	Life		Medical

Impact of 1% change in health care trend rates:
Effect on total service and interest cost components	$	N/A	$1	$	N/A	$(2)
Effect on the post retirement benefit obligations		N/A	23		N/A	29

Components of net periodic benefit cost:
Service cost		$—	$—		$—	$—
Interest cost		15	22		16	27
Expected return on plan assets		—	—		—	—
Amortization of prior service cost		8	24		8	25
Recognized actuarial (gain) loss		(3)	(14)		(3)	(11)

Net periodic benefit cost		$20	$32		$21	$41

Periodic benefit cost weighted average assumptions:
Discount rate		6.00%	6.00%		6.50%	6.50%
Expected return on plan assets		6.00%	6.00%		6.50%	6.50%
Rate of compensation increase		—	—		—	—

     For measurement purposes, an 11.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2005. The rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2007 and remain at that level thereafter.

     These post-retirement benefits are not funded but are paid out of current operating expenses. The expected benefit payout for the life insurance portion is anticipated to be $25,000 for each fiscal year of 2006 through 2010 and approximately $114,000 on a combined basis for the fiscal years 2011 through 2015. The expected medical benefit payout is anticipated to be $40,000, $40,000, $39,000, $37,000 and $36,000 for the fiscal years 2006 through 2010 and approximately $157,000 on a combined basis for the fiscal years 2011 through 2015. These expected benefits to be paid are based on the same assumptions used to measure the Company’s benefit obligation at March 31, 2005.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Employee Stock Ownership Plan

     The Bank maintains an Employee Stock Ownership Plan (“ESOP”) that is authorized to purchase shares of outstanding common stock of the Company from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified defined contribution plan established for the exclusive benefit of the Bank’s employees. All full-time employees who have completed one year of service with the Bank are eligible to participate in the ESOP.

     During fiscal 2002, the Company’s Board of Directors authorized a loan to the ESOP to acquire up to an additional 5% of outstanding shares of Company stock. During fiscal 2003, loans to purchase up to an additional $3,200,000 in shares for the ESOP were authorized by the Company. At March 31, 2004, $1,942,000 remained available under this authorization. During fiscal 2003 and 2002, 114,864 and 7,222 shares, respectively, were purchased at a purchase price of $3,595,000 and $199,000, respectively.

     Through October 2003, the ESOP repaid its loans to the Company with funds from the Bank’s contributions to the ESOP along with dividends on unallocated ESOP shares. These loans had terms of up to 20 years. In October 2003, the ESOP refinanced these loans from the Company with a third party lender. In connection with this refinancing, the Company received proceeds of $3,506,000, of which $2,250,000 was contributed to the Bank’s capital. The loan bears interest at the prevailing prime rate plus 1/2% and matures in March 2012. Principal payments of $97,000 are to be made each quarter. The loan is collateralized by the ESOP’s unallocated Company stock, a certificate of deposit of $600,000 and a pledge of the Company’s stock in the Bank. In addition, the Company guarantees repayment of the loan.

     The Company entered into a settlement agreement with certain shareholders in September 2004. Pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates, the Company and ESOP completed the purchase of 77,134 shares of the Company’s common stock. The ESOP financed this purchase with a loan from the Company in the amount of $2,565,000. The term of the loan is 20 years and calls for quarterly payments of principal and interest of $51,000.

     Compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP expense for fiscal 2005, 2004 and 2003 amounted to $455,000, $332,000 and $429,000, respectively.

Stock Option Plan

     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997 and the other plan terminated in 2005.

     Stock option activity is as follows for the years indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2002	59,613	$18.448
Exercised	(28,139)	18.308

Balance March 31, 2003	31,474	18.572
Exercised	(2,524)	18.469

Balance March 31, 2004	28,950	18.581

Exercised	(775)	19.796
Granted	33,299	28.990

Balance March 31, 2005	61,474	24.204

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2005, no shares remained unissued under the Stock Option Plans.

     All stock options are fully vested and exercisable at the time of grant. The range of exercise prices and weighted average remaining contractual lives of outstanding stock options at March 31, 2005 are as follows:

Exercise	Number	Remaining
Price	Outstanding	Life
$16.625	13,228	5.7 years
20.250	14,947	4.7 years
28.990	33,299	10.0 years

Note 12. Legal Proceedings (In Thousands)

     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. Except as described herein, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

     The Company and certain present and former directors had been named in related federal and state court lawsuits brought by PL Capital, LLC and affiliates (“PL Capital”) and also by Lawrence B. Seidman and affiliates (“Seidman”), respectively, current and former stockholders, in which PL Capital and Seidman had challenged the directors’ determination that PL Capital and Seidman secretly acted in concert in violation of the Company’s Rights Plan. On August 4, 2003, the Company and the directors, former directors and affiliated entities that were parties to the litigation entered into an Agreement (the “Agreement”) with PL Capital, LLC and its affiliated persons and entities, pursuant to which all the parties settled all of the pending litigation between them and filed with the appropriate courts the filings necessary for the litigation to be dismissed. As part of the Agreement, a payment of $400,000, which was reimbursed by insurance, was made to PL Capital.

     The Company had been working with its insurance carrier to recover its legal defense costs, including the settlement payment noted in the preceding paragraph, incurred in connection with the PL Capital and Seidman litigation. In connection therewith, the Company received insurance recoveries of $3.1 million during the year ended March 31, 2004. These recoveries have been classified with professional fees in the accompanying consolidated statements of income.

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

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Short-term Investments and Certificate of Deposit

     The carrying values reported in the balance sheet for short-term investments and the certificate of deposit approximate fair value because of the short maturity of these investments.

     Investment Securities

     The fair values presented for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Loans and Loans Held for Sale

     The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the market interest rates as of March 31.

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

     ESOP Loan and Subordinated Debenture

     The carrying values reported in the balance sheet for the ESOP Loan and the Subordinated Debenture approximate their fair value because of the short interest rate adjustment period for these accounts.

     Short-term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable

     The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

     Off-Balance Sheet Instruments

     The Bank’s commitments for unused lines of credit and unadvanced portions of loans are at floating rates, which approximate current market rates, and, therefore, no fair value adjustment has been made.

Commitments to Extend Credit and Standby Letters of Credit

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the differences between current levels of interest rates and the committed rates. The fair value of financial standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Assumptions

     Fair value estimates are made at a specific point in time, based on relevant market information and information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Banks’ entire holdings of a particular financial instrument. Because no active observable market exists for a significant portion of the Banks’ financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. Those estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     The estimated carrying amounts and fair values of the Bank’s financial instruments are as follows:

	March 31, 2005		March 31, 2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$6,158	$6,158	$7,113	$7,113
Short-term investments	225	225	27,224	27,224
Certificate of deposit	606	606	1,211	1,211
Investment available for sale	108,616	108,616	83,771	83,771
Loans held for sale	2,221	2,213	799	810
Net loans	382,701	385,491	353,088	358,753
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	2,444	2,444	2,203	2,203

Liabilities
Deposits	$333,215	$315,484	$295,920	$297,345
Short-term borrowings	141	141	845	845
Advances from FHLB of Boston	138,135	141,507	141,100	152,422
ESOP loan	2,921	2,921	3,311	3,311
Subordinated debenture	5,258	5,258	—	—
Advance payments by borrowers for taxes and insurance	1,168	1,168	1,182	1,182
Accrued interest payable	595	595	647	647

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

Note 14. Parent Company Only Condensed Financial Statements (In Thousands)

     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	March 31,
Balance Sheets	2005	2004

Assets
Cash deposit in subsidiary bank	$220	$107
Certificate of deposit (Note 11)	606	1,211
Investment in subsidiary	39,935	42,217
ESOP loan (Note 11)	2,531	—
Investment in unconsolidated subsidiary	162	—
Other assets	86	—

Total assets	$43,540	$43,535

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$5,258	$—
Accrued taxes and other liabilities	43	81
Total stockholders’ equity	38,239	43,454

Total liabilities and stockholders’ equity	$43,540	$43,535

	Years Ended March 31,
Statements of Income	2005	2004	2003

Dividends from subsidiary	$800	$1,000	$2,437
Interest income	87	98	92
Interest expense on subordinated debentures	(135)	—	—
Non-interest income (expenses) (Note 12)	(529)	87	(2,006)

Income before income taxes	223	1,185	523
Income tax benefit (provision)	98	(63)	650

Income before equity in undistributed net income of subsidiary	321	1,122	1,173
Equity in undistributed net income of subsidiary	2,142	1,814	1,014

Net income	$2,463	$2,936	$2,187

CENTRAL BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

March 31, 2005

	Years Ended March 31,
Statements of Cash Flows	2005	2004	2003

Cash flows from operating activities:
Net income	$2,463	$2,936	$2,187
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(2,142)	(1,814)	(1,014)
Decrease (increase) in other assets	(96)	394	(394)
Increase (decrease) in accrued taxes and other liabilities	(38)	(949)	1,030

Net cash provided by operating activities	187	567	1,809

Cash flows from investing activities:
ESOP loans, net of repayment	(2,531)	3,660	(3,461)
(Purchase) redemption of certificate of deposit	605	(1,200)	—
Investment in subsidiary	—	(2,366)	—

Net cash provided by (used in) investing activities	(1,926)	94	(3,461)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	47	516
Proceeds from issuance of subordinated debenture	5,100	—	—
Purchase of treasury stock	(2,565)	—	—
Cash dividends paid, net	(712)	(682)	(727)
Other, net	9	(12)	(14)

Net cash provided by (used in) financing activities	1,852	(647)	(225)

Net increase (decrease) in cash in subsidiary bank	113	14	(1,877)
Cash in subsidiary bank at beginning of year	107	93	1,970

Cash in subsidiary bank at end of year	$220	$107	$93

[LETTERHEAD OF VITALE, CATURANO & COMPANY, Ltd.]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Central Bancorp, Inc.:

We have audited the consolidated balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2005 and 2004 and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vitale, Caturano & Company, Ltd

VITALE, CATURANO & COMPANY, Ltd

Boston, Massachusetts
May 3, 2005

[Letterhead of KPMG LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Central Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Central Bancorp, Inc. and subsidiary (the Company) as of March 31, 2003 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2003, and the results of their operations and their cash flows for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 1 to the Consolidated Financial Statements, effective April 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Boston, Massachusetts
April 25, 2003, except as to the fourth paragraph
Of Note 8, which is as of June 23, 2003

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     KPMG LLP served as the Company’s independent auditors for the 2003 fiscal year. On November 17, 2003, KPMG LLP’s appointment as principal accountants was terminated and the Company engaged Vitale, Caturano & Company, Ltd. (“Vitale”) as its principal accountants. The engagement of Vitale was approved by the Audit Committee of the Company’s Board of Directors. A representative of Vitale is expected to be present at the Annual Meeting to respond to stockholders’ questions and will have the opportunity to make a statement if he or she so desires.

     KPMG LLP served as the Company’s independent auditors to audit the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2003. KPMG LLP’s report on the Company’s consolidated financial statements as of and for the fiscal years ended March 31, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal year ended March 31, 2003, and the subsequent interim period from April 1, 2003 through November 17, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused KPMG LLP to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

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

Item 9B. Other Information

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to the section titled “Executive Compensation and Other Benefits” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Security Ownership of Management” in the Proxy Statement.

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

     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2005.

	(a)	(b)	(c)
			Number of securities remaining
			available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plan (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	33,299	$28.990	-0-

Equity compensation plans not approved by security holders

Total (1)	33,299	$28.990	-0-

(1)	The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section titled “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial Statements

For the Financial Statements filed as part of this Annual Report on Form 10-K, reference is made to “Item 8 — Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(b)	Exhibits

The following exhibits are filed as exhibits to this report.

Exhibit No.	Description
3.1*	Articles of Organization of Central Bancorp, Inc.

3.2**	Amended Bylaws of Central Bancorp, Inc.

4.1**	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1*	Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 †

10.2*	First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 †

10.3*	Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 †

10.4*	Third Amendment to the Employment Agreement between the Bank and John D. Doherty, dated January 8, 1999 †

10.5*	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.6*	Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 †

10.7*	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.8*	Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999 †

10.09***	1999 Stock Option and Incentive Plan †

10.10****	Deferred Compensation Plan for Non-Employee Directors †

10.11**	Senior Management Incentive Plan, as amended †

10.12	Intentionally omitted

10.13	Severance Agreement between the Bank and Bryan E. Greenbaum, dated March 17, 2005.

10.14*****	Stock Purchase Agreement dated September 13, 2004, between the Company and the Central Co-operative Bank Employee Stock Ownership Trust, on the one hand, and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates on the other hand on behalf of themselves and their respective affiliates

14******	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Vitale, Caturano & Company, Ltd.

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan.

*	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-25251), filed with the SEC on June 28, 1999.

**	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251), filed with the SEC on June 28, 2004.

***	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

****	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

*****	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on September 14, 2004.

******	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL BANCORP, INC.

Date: June 28, 2005	By:	/s/ John D. Doherty

John D. Doherty
Chairman, President and Chief Executive Officer
(Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John D. Doherty	Date: June 28, 2005

John D. Doherty
Chairman, President and Chief Executive Officer

By:	/s/ Paul S. Feeley	Date: June 28, 2005

Paul S. Feeley
Senior Vice President, Treasurer
and Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Gregory W. Boulos	Date: June 28, 2005

Gregory W. Boulos
Director

By:	/s/ Paul E. Bulman	Date: June 28, 2005

Paul E. Bulman
Director

By:	/s/ Joseph R. Doherty	Date: June 28, 2005

Joseph R. Doherty
Director

By:	/s/ James F. Linnehan	Date: June 28, 2005

James F. Linnehan
Director

By:	/s/ Albert J. Mercuri, Jr.	Date: June 28, 2005

Albert J. Mercuri, Jr.
Director

By:	/s/ John J. Morrissey	Date: June 28, 2005

John J. Morrissey
Director

By:	/s/ Edward F. Sweeney, Jr.	Date: June 28, 2005

Edward F. Sweeney, Jr.
Director