Form 10-Q
period 2005-06-30
CENTRAL BANCORP INC /MA/
filed 2005-08-12
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑

Common Stock, $1.00 par value	1,590,181

Class	Outstanding at August 9, 2005

CENTRAL BANCORP, INC.

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	March 31,
(Dollars in Thousands)	2005	2005

ASSETS
Cash and due from banks	$5,631	$6,158
Short-term investments	678	225

Cash and cash equivalents	6,309	6,383

Certificate of deposit	606	606
Investment securities available for sale (amortized cost of $105,115 at June 30, 2005 and $108,690 at March 31, 2005)	105,518	108,616
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	115,394	118,492

Loans held for sale	2,935	2,221

Loans (Note 2)	399,746	386,382
Less allowance for loan losses	3,731	3,681

Net loans	396,015	382,701

Accrued interest receivable	2,324	2,444
Banking premises and equipment, net	2,975	2,807
Deferred tax asset, net	1,475	1,639
Goodwill, net	2,232	2,232
Other assets	1,598	1,546

Total assets	$531,863	$521,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 3)	$339,488	$333,215
Short-term borrowings	—	141
Federal Home Loan Bank advances (Note 4)	141,800	138,135
Subordinated debenture	5,258	5,258
ESOP Loan	2,824	2,921
Advance payments by borrowers for taxes and insurance	1,183	1,168
Accrued expenses and other liabilities	2,087	1,994

Total liabilities	492,640	482,832

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 2,032,609 shares issued at June 30, 2005 and 2,031,026 shares issued at March 31, 2005	2,033	2,031
Additional paid-in capital	12,905	12,883
Retained income	39,265	38,728
Treasury stock (442,428 shares at June 30, 2005 and at March 31, 2005), at cost	(9,924)	(9,907)
Accumulated other comprehensive income (loss) (Note 5)	255	(56)
Unearned compensation — ESOP	(5,311)	(5,440)

Total stockholders’ equity	39,223	38,239

Total liabilities and stockholders’ equity	$531,863	$521,071

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30, 2005,
	2005	2004
Interest and dividend income:
Mortgage loans	$5,885	$5,383
Other loans	103	79
Short-term investments	13	64
Investments	1,367	1,088

Total interest and dividend income	7,368	6,614

Interest expense:
Deposits	1,352	1,150
Advances from Federal Home Loan Bank of Boston	1,724	1,718
Other borrowings	133	39

Total interest expense	3,209	2,907

Net interest and dividend income	4,159	3,707
Provision for loan losses	50	50

Net interest and dividend income after provision for loan losses	4,109	3,657

Non-interest income:
Deposit service charges	232	145
Net gains from sales of investment securities	117	134
Gain on sales of loans	55	63
Other income	90	106

Total non-interest income	494	448

Non-interest expenses:
Salaries and employee benefits	2,066	1,903
Occupancy and equipment	382	322
Data processing service fees	238	280
Professional fees	207	268
Advertising and marketing	183	138
Other expenses	439	483

Total non-interest expenses	3,515	3,394

Income before income taxes	1,088	711
Provision for income taxes (Note 6)	382	257

Net income	$706	$454

Earnings per common share — basic (Note 8)	$0.50	$0.29

Earnings per common share — diluted (Note 8)	$0.49	$0.29

Weighted average common shares outstanding — basic	1,423	1,559

Weighted average common and equivalent shares outstanding — diluted	1,431	1,573
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Stock	Income	ESOP	Equity

Three Months Ended June 30, 2005

Balance at March 31, 2005	$2,031	$12,883	$38,728	$(9,907)	$(56)	$(5,440)	$38,239

Net income			706				706
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)					311		311

Comprehensive income							1,017

Proceeds from exercise of stock options (1,583 shares)	2	23					25
Tax benefit of stock option exercises		5					5
Director deferred compensation transactions		15		(17)			(2)
Dividends paid ($0.12 per share)			(169)				(169)
Amortization of unearned compensation — ESOP		(21)				129	108

Balance at June 30, 2005	$2,033	$12,905	$39,265	$(9,924)	$255	$(5,311)	$39,223

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2005	2004

Cash flows from operating activities:

Net income	$706	$454
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	137	92
Amortization of premiums	38	51
Provision for loan losses	50	50
Stock-based compensation	108	112
Net gains from sales and write-downs of investment securities	(117)	(134)
Gain on sales of loans held for sale	(55)	(63)
Originations of loans held for sale	(5,474)	(5,818)
Proceeds from sale of loans originated for sale	4,815	5,755
Decrease in accrued interest receivable	120	95
(Increase) decrease in other assets, net	(53)	87
Increase (decrease) in advance payments by borrowers for taxes and insurance	15	(87)
Increase in accrued expenses and other liabilities, net	93	140

Net cash provided by operating activities	383	734

Cash flows from investing activities:

(Increase) decrease in loans	(13,364)	1,769
Principal payments on mortgage-backed securities	2,510	1,516
Purchases of investment securities	(1,695)	(26,844)
Maturities and calls of investment securities	1,000	2,971
Proceeds from sales of investment securities	1,838	593
Purchase of banking premises and equipment	(305)	(125)

Net cash used in investing activities	(10,016)	(20,120)

Cash flows from financing activities:

Increase in deposits	6,273	18,247
Proceeds from advances from FHLB of Boston	49,000	—
Repayment of advances from FHLB of Boston	(41,000)	(3,000)
Increase (decrease) in short-term borrowings	(4,476)	83
Repayment of ESOP loan	(97)	(97)
Proceeds from exercise of stock options	25	—
Tax benefit from exercise of stock option	5	—
Dividends paid	(169)	(186)
Net directors deferred compensation	(2)	11

Net cash provided by financing activities	9,559	15,058

Net decrease in cash and cash equivalents	(74)	(4,328)
Cash and cash equivalents at beginning of year	6,383	34,337

Cash and cash equivalents at end of period	$6,309	$30,009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,218	$2,901
Income taxes	$278	$25
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2005
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”) which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51”, as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2005. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of June 30, 2005 and March 31, 2005 are summarized below (in thousands):

	June 30,	March 31,
	2005	2005
Real estate loans:
Residential real estate	$163,198	$159,838
Commercial real estate	200,640	194,326
Construction	20,047	17,187
Home equity lines of credit	9,278	9,194

Total real estate loans	393,163	380,545

Commercial loans	5,578	4,786
Consumer loans	1,005	1,051

Total loans	399,746	386,382
Less: allowance for loan losses	(3,731)	(3,681)

Total loans, net	$396,015	$382,701

     There was one loan on nonaccrual status totaling $120,000 as of June 30, 2005 and two loans on nonaccrual status totaling $190,000 as of March 31, 2005. Net interest income not recognized on non accrual loans amounted to $1,215 for the quarter ending June 30, 2005 and $ 5,027 for the fiscal year ending March 31, 2005.
     At June 30, 2005 and March 31, 2005, there were no impaired loans. Impaired loans are measured using the fair value of collateral. During the quarter ending June 30, 2005 and for the year ending March 31, 2005, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans. Throughout the quarter ended June 30, 2005 and fiscal year 2005, there was no interest forgone on impaired loans that were not non-accrual loans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2005
A summary of changes in the allowance for loan losses for the quarters ended June 30, 2005 and 2004 follows (in thousands):

	Three Months Ended
	June 30,
	2005	2004
Balance at beginning of period	$3,681	$3,537
Provision charged to expense	50	50
Less: charge-offs	(10)	—
Add: recoveries	10	12

Balance at end of period	$3,731	$3,599

(3) Deposits
     Deposits at June 30, 2005 and March 31, 2005 are summarized as follows (in thousands):

	June 30, 2005	March 31, 2005
Demand deposit accounts	$39,622	$33,982
NOW accounts	39,169	39,205
Passbook and other savings accounts	72,390	74,316
Money market deposit accounts	48,473	50,051

Total non certificate accounts	199,654	197,554

Term deposit certificates
Certificates of $100,000 and above	47,892	47,270
Certificates less than $100,000	91,942	88,391

Total term deposit certificates	139,834	135,661

Total deposits	$339,488	$333,215

(4) Subordinated Debenture
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2005 the interest rate was 5.85%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.
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
June 30, 2005
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
     The Company’s other comprehensive income (loss) and related tax effect for the three months ended June 30, 2005 and 2004 are as follows (in thousands):

	For the Three Months Ended
	June 30, 2005
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$360	$123	$237
Add: reclassification adjustment for net gains included in net income	117	43	74

Other comprehensive income	$477	$166	$311

	For the Three Months Ended
	June 30, 2004
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding losses during period	$(1,755)	$(632)	$(1,123)
Less: reclassification adjustment for net gains included in net income	134	46	88

Other comprehensive loss	$(1,889)	$(678)	$(1,211)

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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2005
(7) Subsequent Event
     On July 21, 2005, the Board of Directors voted the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on August 19, 2005 to stockholders of record as of August 5, 2005. This represents an increase of 50% over the previous dividend level.
(8) Earnings per Share (EPS)
     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At June 30, 2005 and June 30, 2004 there were approximately 166,000 and 104,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share:

	2005	2004
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$706	$454

Weighted average number of common shares outstanding	1,590	1,665

Weighted average number of unallocated ESOP shares	(167)	(106)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,423	1,559

Incremental shares from the assumed exercise of dilutive stock options	8	14

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,431	1,573

Earnings per share

Basic	$.50	$.29

Diluted	$.49	$.29
(9) Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25 “Accounting for Stock Issued to Employees” and requires entities to recognize a compensation cost on the financial statements relating to share-based transactions. Previously, companies had the option of adopting a fair value measurement of the equity or liability instruments issued or disclosing the impact in the footnotes. Under SFAS No. 123(R), companies will be required to adopt the fair value method of measurement over a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Application of SFAS No. 123(R) as amended by SAB 107 is required the first fiscal quarter for the next fiscal year beginning after June 15, 2005. The Company does not believe that the application of SFAS No. 123(R) will have a material impact on the Company’s financial position or results of operations.
     In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FASB Staff Position (FSP) 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1 due to additional proposed guidance. On June 29, 2005, the FASB decided to keep the accounting for certain debt securities as is and not to make the changes suggested in the proposed FSP. The FASB is expected to issue a final FSP, which will supersede EITF 03-1 and will codify existing accounting guidance. Under existing accounting rules, such securities are currently marked to market, and the market changes are reflected in the other comprehensive income (loss) component of shareholders’ equity. The revised FSP will apply to evaluations made after September 15, 2005. The Company does not anticipate that the guidance will have a material impact on its financial position or results of operations.

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
Comparison of Financial Condition at June 30, 2005 and March 31, 2005
     Total assets increased by $10.8 million, or 2.07%, from $521.1 million at March 31, 2005 to $531.9 million at June 30, 2005. During the three months ended June 30, 2005, loans (excluding loans held for sale) increased by $13.4 million due primarily to increases in almost every loan category including residential loans ($3.4 million), commercial real estate loans ($6.3 million), construction loans ($2.9 million) and commercial loans ($792 thousand). There was a modest decline of $46,000 in other consumer loans. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including, current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released. Additionally, the Company redeployed most of its short-term investments into higher yielding investment securities to take advantage of higher yields available on such instruments.
     The Company experienced growth of $2.1 million in core deposits and $4.2 million in term deposits resulting in an increase in total deposits of $6.3 million, or 1.9%. The growth in core deposits was principally related to the increase of $5.6 million in small business demand deposit accounts, offset by declines in NOW accounts, savings accounts and money market deposit accounts. The increase in small business demand deposits reflects the successful marketing efforts in expanding the promotion of the Bank’s free checking product to business customers during the early part of 2005. The significant increase in term deposits is the result of special promotional rates offered on shorter term deposits (8-months or 13-months) in anticipation of increasing interest rates in the market place. These shorter-term deposits have been marketed to a larger target base to solicit new customers and new balances to the Bank and not just to minimize outflows.
     Total borrowings increased $3.7 million from $138.1 million at March 31, 2005 to $141.8 million at June 30, 2005. The increase in borrowed funds helped to fund the growth in total assets experienced during the first quarter of fiscal year 2006.
     Total stockholders’ equity increased during the first quarter of fiscal 2006 by $984,000 primarily due to net income earned during the quarter and an increase in the fair value on the investments available for sale (accumulated other comprehensive income) offset by the payment of dividends to shareholders.
Comparison of Operating Results for the Quarters Ended June 30, 2005 and 2004
     Net income increased by $252,000 to $706,000, or $0.49 per diluted share, for the quarter ended June 30, 2005, compared to $454,000, or $0.29 per diluted share, for the corresponding quarter in the prior year. The increase in the net interest income received by the Company is the most significant reason for the increase in net income.
Net Interest Income. Total average-earning assets have increased $37.8 million during the first quarter of fiscal 2006 as compared to the corresponding quarter in fiscal 2005.
     The Company’s net interest margin increased 13 basis points from 3.10% in the prior year’s quarter to 3.23% in the current quarter. The 13 basis point increase in net interest margin is attributable to the shift in the mix of interest-earning assets from short-term investments that carry a lower interest yield to loans and investment securities which typically have higher yields. In addition the Company continued to hold its deposit rates at a static level in spite of the increasing short term market interest rates. By continuing to keep its overall core deposit rates from rising in conjunction with market interest rate increases, the Company will continue to benefit from maintaining its net interest spread. By offering the aforementioned 8-month and 13-month promotional term deposits, the Company hopes to maintain the overall deposit balances.
Interest Income. Interest income for the quarter ended June 30, 2005 increased approximately $754,000 to $7.4 million as compared to $6.6 million in the prior year quarter. This increase was a result of the yield on interest-earning assets increasing from 5.54% in the quarter ended June 30, 2004 to 5.72% in the current quarter. In addition, average interest earning assets increased by $37.8 million during the corresponding period.
Interest Expense. Interest expense for the quarter ended June 30, 2005 increased by $302,000 to $3.2 million as compared to $2.9 million in the quarter ended June 30, 2004. An increase of 5 basis points in the cost of funds from 2.79% in the quarter ended June 30, 2004 to 2.84% in the quarter ended June 30, 2005 and the increase in average interest-bearing liabilities of $34.7 million in the corresponding period resulted in this increase.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004:

	Three Months Ended June 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$389,546	$5,885	6.04%	$351,421	$5,383	6.13%
Other loans	6,149	103	6.70	4,949	79	6.39
Investment securities	117,287	1,367	4.66	94,092	1,088	4.63
Short-term investments	2,496	13	2.08	27,217	64	0.94

Total interest-earning assets	515,478	7,368	5.72	477,679	6,614	5.54

Allowance for loan losses	(3,697)			(3,557)
Noninterest-earning assets	16,628			19,000

Total assets	$528,409			$493,122

Interest-bearing liabilities:
Deposits	$299,158	1,352	1.81	$272,264	1,150	1.69
Advances from FHLB of Boston	143,053	1,724	4.82	141,067	1,718	4.87
Other borrowings	9,751	133	5.46	3,955	39	3.94

Total interest-bearing liabilities	451,962	3,209	2.84	417,286	2,907	2.79

Noninterest-bearing liabilities	37,793			32,803

Total liabilities	489,755			450,089

Stockholders’ equity	38,654			43,033

Total liabilities and stockholders’ equity	$528,409			$493,122

Net interest and dividend income		$4,159			$3,707

Net interest spread			2.88%			2.75%

Net interest margin			3.23%			3.10%

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
     During the quarter ended June 30, 2005, the Company provided $50,000 for loan losses and recognized a provision of $50,000 during the corresponding quarter in 2004. The Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding.
Non-interest Income. Total non-interest income was $494,000 for the quarter ended June 30, 2005 compared to $448,000 in the same period of 2004. The primary reason for the $46,000 increase in the current year’s quarter was due to the increased fees earned on the increased deposit accounts. Gains on sales of investments totaled $117,000 during the current quarter, down $17,000 from the $134,000 recognized in the prior year’s quarter. Gains on sales of loans totaled $55,000 during the current quarter, down $8,000 from the $63,000 recognized in the prior year’s quarter.

Non-interest Expenses. Non-interest expenses increased $121,000, or 3.6%, to $3.5 million during the quarter ended June 30, 2005 as compared to $3.4 million during the same quarter in 2004 due principally to increases in salaries and employee benefits ($163,000), office occupancy and equipment ($60,000) and marketing expenses ($45,000), partially offset by declines in professional fees ($61,000) and other non-operating expenses ($44,000).
     The increase in salaries and employee benefits of $163,000, or 8.6%, to $2.1 million during the quarter ended June 30, 2005, was due to overall salary increases, increases in staffing, as well as increases in pension, ESOP and health care costs.
     Office occupancy and equipment expenses increased $60,000, or 18.6%, to $382,000 during the current quarter ended June 30, 2005 due to higher utility costs and increased depreciation of equipment.
     Data processing costs declined $42,000, or 15.0%, to $238,000 primarily as a result of the renegotiation and extension of our contact with our primary data processing provider during fiscal year 2005.
     Professional fees decreased $61,000, or 22.8%, to $207,000 during the current quarter ended June 30, 2005 due to a decrease of legal expenses of $24,000 and a decrease of $37,000 in professional fees paid to outside consulting services.
     Marketing expenses increased $45,000, or 32.6%, to $183,000 during the current quarter ended June 30, 2005 primarily due to the increased advertising costs associated with the aforementioned deposit programs.
     Other non-interest expenses decreased $44,000, or 9.1%, to $439,000 during the current quarter ended June 30, 2005 due to increased corporate contributions and other general costs involved in running a larger organization.
Income Taxes. The effective tax rates for the quarters ended June 30, 2005 and 2004 were 35.1% and 36.1%, respectively.
Liquidity and Capital Resources
     The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At June 30, 2005, the Company had approximately $42.5 million in unused borrowing capacity at the FHLB of Boston.
     At June 30, 2005, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $53.7 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
The Company’s and the Bank’s capital ratios at June 30, 2005 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	7.95%	7.29%
Tier 1 Capital (to risk-weighted assets)	12.04	11.03
Total Capital (to risk-weighted assets)	13.11	12.11
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
     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	June 30,		March 31,
	2005		2005
	Amount	% Change	Amount	% Change
		(Dollars in thousands)
300 basis point increase in rates	$(2,196)	(12.9)%	$(2,361)	(13.8)%
150 basis point decrease in rates	—	—%	(455)	(2.7)
200 basis point decrease in rates	(136)	(0.8)%	—	—

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
Part II. Other Information
Item 1. Legal Proceedings
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended June 30, 2005.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC.
Registrant

August 12, 2005	By:	/s/ John D. Doherty

John D. Doherty
Chairman, President and Chief Executive Officer

August 12, 2005	By:	/s/ Paul S. Feeley

Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer