Form 10-Q
period 2005-09-30
CENTRAL BANCORP INC /MA/
filed 2005-11-14
CIK 1076394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Common Stock, $1.00 par value	1,590,181 shares

Class	Outstanding at November 10, 2005

CENTRAL BANCORP, INC.

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition

	September 30,	March 31,
(Dollars in Thousands)	2005	2005
	(Unaudited)
ASSETS
Cash and due from banks	$6,818	$6,158
Short-term investments	480	225

Cash and cash equivalents	7,298	6,383

Certificates of deposit	614	606
Investment securities available for sale (amortized cost of $101,611 at September 30, 2005 and $108,690 at March 31, 2005)	100,978	108,616
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	$110,854	$118,492

Loans held for sale	264	2,221

Loans (Note 2)	413,573	386,382
Less allowance for loan losses	3,783	3,681

Net loans	409,790	382,701

Accrued interest receivable	2,443	2,444
Banking premises and equipment, net	2,958	2,807
Deferred tax asset, net	1,836	1,639
Goodwill, net	2,232	2,232
Other assets	1,498	1,546

Total assets	$539,787	$521,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 3)	$350,281	$333,215
Short-term borrowings	—	141
Federal Home Loan Bank advances	138,800	138,135
Subordinated debenture (Note 4)	5,258	5,258
ESOP Loan	2,727	2,921
Advance payments by borrowers for taxes and insurance	1,375	1,168
Accrued expenses and other liabilities	2,312	1,994

Total liabilities	500,753	482,832

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 2,032,609 shares issued at September 30, 2005 and 2,031,026 shares issued at March 31, 2005	2,033	2,031
Additional paid-in capital	12,903	12,883
Retained income	39,637	38,728
Treasury stock (442,428 shares at September 30, 2005 and at March 31, 2005), at cost	(9,940)	(9,907)
Accumulated other comprehensive income (loss) (Note 5)	(418)	(56)
Unearned compensation — ESOP	(5,181)	(5,440)

Total stockholders’ equity	39,034	38,239

Total liabilities and stockholders’ equity	$539,787	$521,071

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income:
Mortgage loans	$6,087	$5,457	$11,972	$10,839
Other loans	104	92	207	171
Short-term investments	53	56	66	120
Investments	1,327	1,321	2,694	2,410

Total interest and dividend income	7,571	6,926	14,939	13,540

Interest expense:
Deposits	1,507	1,216	2,859	2,366
Advances from Federal Home Loan Bank of Boston	1,718	1,713	3,441	3,431
Other borrowings	132	51	266	90

Total interest expense	3,357	2,980	6,566	5,887

Net interest and dividend income	4,214	3,946	8,373	7,653
Provision for loan losses	50	—	100	50

Net interest and dividend income after provision for loan losses	4,164	3,946	8,273	7,603

Non-interest income:
Deposit service charges	235	146	467	291
Net gains from sales of investment securities	96	214	213	348
Gain on sales of loans	85	56	140	119
Other income	190	83	280	189

Total non-interest income	606	499	1,100	947

Non-interest expenses:
Salaries and employee benefits	2,374	1,960	4,440	3,863
Occupancy and equipment	381	303	763	625
Data processing service fees	240	277	478	557
Professional fees	199	341	406	608
Advertising and marketing	161	265	344	403
Other expenses	450	465	888	949

Total non-interest expenses	3,805	3,611	7,319	7,005

Income before income taxes	965	834	2,054	1,545
Provision for income taxes (Note 6)	341	328	724	585

Net income	$624	$506	$1,330	$960

Earnings per common share — basic (Note 8)	$.44	$.33	$.93	$.62

Earnings per common share — diluted (Note 8)	$.43	$.33	$.93	$.61

Weighted average common shares outstanding — basic	1,427	1,538	1,425	1,549

Weighted average common and equivalent shares outstanding — diluted	1,436	1,550	1,433	1,562
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Stock	Income	ESOP	Equity

Six Months Ended September 30, 2005
Balance at March 31, 2005	$2,031	$12,883	$38,728	$(9,907)	$(56)	$(5,440)	$38,239
Net income			1,330				1,330
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)					(362)		(362)

Comprehensive income							968

Proceeds from exercise of stock options (1,583 shares)	2	23					25
Tax benefit of stock option exercises		5					5
Director deferred compensation transactions		30		(33)			(3)
Dividends paid ($0.12 per share)			(421)				(421)
Amortization of unearned compensation - ESOP		(38)				259	221

Balance at September 30, 2005	$2,033	$12,903	$39,637	$(9,940)	$(418)	$(5,181)	$39,034

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net income	$1,330	$960
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	277	189
Amortization of premiums	65	95
Provision for loan losses	100	50
Stock-based compensation	221	218
Net gains from sales and write-downs of investment securities	(213)	(348)
Gain on sales of loans held for sale	(140)	(119)
Originations of loans held for sale	(10,367)	(9,678)
Proceeds from sale of loans originated for sale	12,464	9,414
Decrease (increase) in accrued interest receivable	1	(130)
Decrease in other assets, net	48	300
Increase in advance payments by borrowers for taxes and insurance	207	135
Increase (decrease) in accrued expenses and other liabilities, net	318	(143)

Net cash provided by operating activities	4,311	943

Cash flows from investing activities:

Increase in loans	(27,189)	(480)
Principal payments on mortgage-backed securities	6,053	3,642
Proceeds from sales of investment securities	2,727	5,485
Purchases of investment securities	(3,061)	(36,499)
Maturities and calls of investment securities	1,500	2,495
Decrease in due to brokers	—	(3,029)
Purchase of banking premises and equipment	(428)	(376)

Net cash used in investing activities	(20,398)	(28,762)

Cash flows from financing activities:

Increase in deposits	17,066	20,390
Proceeds from advances from FHLB of Boston	84,000	—
Repayment of advances from FHLB of Boston	(83,335)	(3,000)
Increase (decrease) in short-term borrowings	(141)	194
Issuance of subordinated debenture	—	5,258
Repayment of ESOP loan	(194)	(195)
Purchase of shares by ESOP	—	(2,565)
Proceeds from exercise of stock options	25	19
Tax benefit from exercise of stock option	5	—
Dividends paid, net	(421)	(373)
Net directors’ deferred compensation	(3)	5

Net cash provided by financing activities	17,002	16,780

Net decrease in cash and cash equivalents	915	(11,039)
Cash and cash equivalents at beginning of year	6,383	34,337

Cash and cash equivalents at end of period	$7,298	$23,298

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,589	$5,878
Income taxes	$798	$264
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”), which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Form 10-K for the year ended March 31, 2005. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of September 30, 2005 and March 31, 2005 are summarized below (unaudited , in thousands):

	September 30,	March 31,
	2005	2005
Real estate loans:
Residential real estate	$160,532	$159,838
Commercial real estate	213,559	194,326
Construction	23,741	17,187
Home equity lines of credit	9,419	9,194
		[a]aa[a][a] [a]aa[a][a][a][a]
Total real estate loans	407,071	380,545

Commercial loans	5,542	4,786
Consumer loans	960	1,051

Total loans	413,572	386,382
Less: allowance for loan losses	(3,783)	(3,681)

Total loans, net	$409,790	$382,701

     There were two loans on nonaccrual status totaling $ 148,000 as of September 30, 2005 and two loans on nonaccrual status totaling $190,000 as of March 31, 2005. Net interest income not recognized on nonaccrual loans amounted to $3,015 for the quarter ending September 30, 2005 and $ 5,027 for the fiscal year ending March 31, 2005.
     At September 30, 2005 and March 31, 2005, there were no impaired loans. Impaired loans are measured using the fair value of collateral. During the quarter ended September 30, 2005 and for the year ended March 31, 2005, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans. Throughout the quarter ended September 30, 2005 and fiscal year 2005, there was no interest forgone on impaired loans that was not comprised of nonaccrual loans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2005 and 2004 follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$3,731	$3,599
Provision charged to expense	50	—
Less: charge-offs	(11)	(1)
Add: recoveries	13	8

Balance at end of period	$3,783	$3,606

	Six Months Ended
	September 30,
	2005	2004
Balance at beginning of period	$3,681	$3,537
Provision charged to expense	100	50
Less: charge-offs	(20)	(1)
Add: recoveries	23	20

Balance at end of period	$3,783	$3,606

(3) Deposits
     Deposits at September 30, 2005 and March 31, 2005 are summarized as follows (unaudited, in thousands):

	September 30, 2005	March 31, 2005
Demand deposit accounts	$40,457	$33,982
NOW accounts	34,032	39,205
Passbook and other savings accounts	69,952	74,316
Money market deposit accounts	45,000	50,051

Total non-certificate accounts	189,441	197,554

Term deposit certificates
Certificates of $100,000 and above	57,664	47,270
Certificates of less than $100,000	103,176	88,391

Total term deposit certificates	160,840	135,661

Total deposits	$350,281	$333,215

(4) Subordinated Debenture
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2005, the interest rate was 6.31%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees the Trust’s financial obligations.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
     On September 17, 2004, the Company completed the repurchase of 77,134 shares of its outstanding common stock, reducing the Company’s outstanding common stock to 1,588,598 shares. In addition, the Central Co-operative Bank Employee Stock Ownership Plan (the “ESOP”) completed the purchase of another 77,134 shares of the Company’s common stock. The Company and the ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.
(5) Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income (loss) and related tax effect for the six months ended September 30, 2005 and 2004 are as follows (in thousands):

	For the Six Months Ended
	September 30, 2005
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(346)	$(125)	$(221)
Less: reclassification adjustment for net gains included in net income	213	72	141

Other comprehensive loss	$(559)	$(197)	$(362)

	For the Six Months Ended
	September 30, 2004
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding losses during period	$(949)	$(352)	$(597)
Less: reclassification adjustment for net gains included in net income	348	126	222

Other comprehensive loss	$(1,297)	$(478)	$(819)

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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
(7) Subsequent Event
     On October 20, 2005, the Board of Directors voted the payment of a quarterly cash dividend of $.18 per share. The dividend is payable on November 18, 2005 to stockholders of record as of November 4, 2005.
(8) Earnings per Share (EPS)
     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At September 30, 2005 and September 30, 2004 there were approximately 165,000 and 178,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$624	$506	$1,330	$960

Weighted average number of common shares outstanding	1,590	1,666	1,590	1,665

Weighted average number of unallocated ESOP shares	(163)	(128)	(165)	(116)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,427	1,538	1,425	1,549

Incremental shares from the assumed exercise of dilutive stock options	9	2	8	13

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,436	1,550	1,433	1,562

Earnings per share

Basic	$.44	$.33	$.93	$.62

Diluted	$.43	$.33	$.93	$.61

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005
(9) Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) opinion No. 25 “Accounting for Stock Issued to Employees” and requires entities to recognize a compensation cost on the financial statements relating to share-based transactions. Previously, companies had the option of adopting a fair value measurement of the equity or liability instruments issued or disclosing the impact in the footnotes. Under SFAS No. 123(R), companies will be required to adopt the fair value method of measurement over a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Application of SFAS No. 123(R) as amended by SAB 107 is required the first fiscal quarter for the next fiscal year beginning after June 15, 2005. The Company does not believe that the application of SFAS No. 123(R) will have a material impact on the Company’s financial position or results of operations, since there currently are no unvested stock options outstanding at this time.
     The FASB has issued FASB Staff Position (FSP) FAS 115-1 and 124-1, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” The guidance in this FSP addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other than temporary impairments. The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. The guidance in this FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and supersedes EITF Abstracts, Topic 0-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The guidance in this FSP is required to be applied to reporting periods beginning after December 15, 2005. The Company does not anticipate that the guidance will have a material impact on its financial position or results of operations.

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
General
     Central Bancorp, Inc (the “Company”) is a Massachusetts holding company established in 1998 to be the holding company for Central Co-operative Bank (the “Bank”). The Company’s business activity is the ownership of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.
     The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with eight full-service facilities. We primarily generate funds in the form of deposits and use the funds to make mortgage loans for construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in our market area.
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
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Comparison of Financial Condition at September 30, 2005 and March 31, 2005
     Total assets increased by $18.7 million, or 3.59%, from $521.1 million at March 31, 2005 to $539.8 million at September 30, 2005. During the quarter ended September 30, 2005, loans (excluding loans held for sale) increased by $27.2 million due primarily to increases in almost every loan category including residential loans ($1.1 million), commercial real estate loans ($18.6 million), construction loans ($6.6 million) and commercial loans ($716 thousand). There was a modest decline of $51,000 in other consumer loans. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released. Additionally, the Company redeployed most of its short-term investments into higher yielding investment securities to take advantage of higher yields available on such instruments.
     The Company experienced a decrease of $8.1 million in core deposits and growth of $25.2 million in term deposits resulting in a net increase in total deposits of $17.1 million, or 5.12%. The decrease in core deposits was related to declines in NOW accounts, savings accounts and money market deposit accounts offset by an increase in total demand deposits of $6.5 million. The increase in small business demand deposits reflects the successful marketing efforts in expanding the promotion of the Bank’s free checking product to business customers during the early part of 2005. The significant increase in term deposits is the result of special promotional rates offered on shorter-term deposits (8-months or 13-months) in anticipation of increasing interest rates in the market place. These shorter-term deposits have been marketed to a larger target base to solicit new customers and to increase balances of existing customer accounts and not just to minimize outflows.
     Total borrowings increased $665 thousand from $138.1 million at March 31, 2005 to $138.8 million at September 30, 2005. The increase in borrowed funds helped to fund the growth in total assets experienced during the second quarter of fiscal year 2006.
     Total stockholders’ equity increased during the first half of fiscal 2006 by $795 thousand primarily due to net income earned during the year which was partially offset by the payment of dividends to shareholders.
Comparison of Operating Results for the Quarters Ended September 30, 2005 and 2004
     Net income increased by $118 thousand to $624 thousand, or $.43 per diluted share, for the quarter ended September 30, 2005, compared to $506,000, or $.33 per diluted share, for the corresponding quarter in the prior year. The increase in the net interest income received by the Company is the most significant reason for the increase in net income.
     Net Interest Income. Total average-earning assets have increased $30 million during the second quarter of fiscal 2006 as compared to the corresponding quarter in fiscal 2005.
     The Company’s net interest margin increased two basis points from 3.20% in the prior year’s quarter to 3.22% in the current quarter. The two basis point increase in net interest margin is attributable to the shift in the mix of interest-earning assets from short-term investments that carry a lower interest yield to loans which typically have higher yields. In addition, the Company continued to hold its core deposit rates at a static level in spite of the increasing short-term market interest rates.
     Interest Income. Interest and dividend income for the quarter ended September 30, 2005 increased approximately $645 thousand to $7.6 million as compared to $6.9 million in the prior year quarter. This increase was a result of the yield on interest-earning assets increasing from 5.61% in the quarter ended September 30, 2004 to 5.78% in the current quarter. In addition, average interest earning assets increased by $30 million during the corresponding period.
     Interest Expense. Interest expense for the quarter ended September 30, 2005 increased by $377 thousand to $3.4 million as compared to $3.0 million in the quarter ended September 30, 2004. An increase of 17 basis points in the cost of funds from 2.79% in the quarter ended September 30, 2004 to 2.96% in the quarter ended September 30, 2005, resulting from a general increase in short term interest rates and special certificate of deposit promotions, and the increase in average interest-bearing liabilities of $27 million in the corresponding period resulted in this increase.
     The following table presents average balances and average rates earned/paid by the Company for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004:

	Three Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$397,706	6,087	6.12%	$354,393	$5,457	6.16%
Other loans	5,852	105	7.18	5,812	92	6.33
Investment securities	113,816	1,327	4.66	114,955	1,321	4.60
Short-term investments	6,450	53	3.29	18,694	56	1.20

Total interest-earning assets	523,824	7,572	5.78	493,854	6,926	5.61

Allowance for loan losses	(3,747)			(3,618)
Noninterest-earning assets	17,251			16,063

Total assets	$537,328			$506,299

Interest-bearing liabilities:
Deposits	$304,262	1,507	1.98	$285,017	1,216	1.71
Advances from FHLB of Boston	141,507	1,718	4.86	138,780	1,713	4.94
Other borrowings	8,560	133	6.15	3,636	51	5.61

Total interest-bearing liabilities	454,419	3,358	2.96	427,433	2,980	2.79

Noninterest-bearing liabilities	43,780			38,398

Total liabilities	498,189			465,831

Stockholders’ equity	39,129			40,468

Total liabilities and stockholders’ equity	$537,328			$506,299

Net interest and dividend income		$4,214			$3,946

Net interest spread			2.82%			2.82%

Net interest margin			3.22%			3.20%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance.

     During the quarter ended September 30, 2005, the Company provided $50,000 for loan losses and had no provision during the corresponding quarter in 2004. While the Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the second quarter of fiscal 2006.
     Non-interest Income. Total non-interest income was $606,000. for the quarter ended September 30, 2005 compared to $499,000 in the same period of 2004. The primary reason for the $107,000 increase in the current year’s quarter was due to the increased fees earned in 2005 on transaction deposit accounts of $86,000. Gains on sales of investments totaled $96,000 during the current quarter, down $118,000 from the $214,000 recognized in the prior year’s quarter. Gains on sales of loans totaled $85,000 during the current quarter, up $29,000 from the $56,000 recognized in the prior year’s quarter. Other income increased due to increased fees earned on loan prepayments of $71,000 and third party investment service commissions of $37,000.
     Non-interest Expense. Non-interest expense increased $194,000, or 5.4%, to $3.8 million during the quarter ended September 30, 2005 as compared to $3.6 million during the same quarter in 2004 due principally to increases in salaries and employee benefits ($414,000), office occupancy and equipment ($78,000) partially offset by declines in marketing expenses ($104,000), professional fees ($142,000) and other non-operating expenses ($15,000).
     The increase in salaries and employee benefits of $414,000, or 21.1%, to $2.4 million during the quarter ended September 30, 2005, was due primarily to an accrued severance expense of $283,000. This restructuring involved voluntary employment packages offered to selected employees. This charge is expected to have long term cost savings for the Company. Additionally, salary and employee benefits expense was impacted by salary increases in the ordinary course of business, increases in staffing, and health care costs.
     Office occupancy and equipment expenses increased $78,000, or 25.7%, to $381,000 during the current quarter ended September 30, 2005 due to higher utility costs, increased maintenance costs and increased depreciation of equipment.
     Data processing costs declined $37,000, or 13.4%, to $240,000 primarily as a result of the renegotiation and extension of our contact with our primary data processing provider during fiscal year 2005.
     Professional fees decreased $142,000, or 41.6%, to $199,000 during the current quarter ended September 30, 2005 due to a decrease of legal expenses of $57,000 and a decrease of $82,000 in professional fees primarily from fees for outside consulting services utilized in 2004 that were not utilized in 2005.
     Marketing expenses decreased $104,000, or 39.2%, to $161,000 during the current quarter ended September 30, 2005 as compared to September 30, 2004 due to the advertising costs incurred in 2004 for comprehensive promotions for free checking, online banking, and mortgage lending for the second half of fiscal year 2005. During the quarter ending September 30, 2005, promotions have been more focused in coverage and product selection, specifically certificate rate promotion and new demand deposit accounts.
     Other non-interest expenses decreased $15,000 or 3.2%, to $450,000 during the current quarter ended September 30, 2005 primarily due to an overall decrease in general overhead costs specifically office supplies and other services provided to the Bank.
     Income Taxes. The effective tax rates for the quarters ended September 30, 2005 and 2004 were 35.3% and 39.3%, respectively. The 2004 quarter was negatively impacted by certain non-deductible expenses associated with the stock buyback completed during the quarter, resulting in a higher than expected effective rate for the period.
Comparison of Operating Results for the Six Months Ended September 30, 2005 and 2004
     For the six months ended September 30, 2005, net income increased 38.5% to $1.3 million or $.93 per diluted share, compared to $960,000, or $.61 per diluted share, in the year earlier period. This change was largely the result of the Company’s increased net interest income.

     Interest Income. Interest income for the six months ended September 30, 2005 was $14.9 million, or $1.4 million more than the amount earned in the same period in the prior year due to increased loan balances and increasing rates. The yield on interest-earning assets increased from 5.59% in the first six months of the prior year to 5.75% in the same period of the current year. Average interest-earning assets increased by $34.9 million, or 7.21%, to $519.7 million during the six months ended September 30, 2005, from $484.8 million for the six months ended September 30, 2004.
     Interest Expense. Interest expense for the six months ended September 30, 2005 was $6.6 million compared to $5.9 million for the six months ended September 30, 2004, an increase of $679,000 or 11.5%. This increase resulted from an 11 basis point increase in the cost of funds from 2.79% in the six months ended September 30, 2004 to 2.90% in the six months ended September 30, 2005 and an increase in average interest-bearing liabilities of $31.5 million to $453.2 million from $421.7 million primarily from the promotion of certificates of deposit.
     The increase in the cost of funds during the first half of the current year was entirely due to an increase in the cost of deposits from 1.70% during the prior year period to 1.90% during the six months ended September 30, 2005. The cost of FHLB advances, the Company’s other primary interest-bearing liability, decreased during the first half of the current year to 4.84% from 4.89% in the comparable prior year period.
     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2005 compared to the six months ended September 30, 2004:

	Six Months Ended September 30,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$393,648	$11,972	6.08%	$353,660	$10,839	6.13%
Other loans	5,999	207	6.90	5,417	171	6.31
Investment securities	115,611	2,694	4.66	102,900	2,409	4.68
Short-term investments	4,484	66	2.94	22,826	120	1.05

Total interest-earning assets	519,742	14,939	5.75	484,803	13,540	5.59

Allowance for loan losses	(3,722)			(3,618)
Noninterest-earning assets	16,873			18,508

Total assets	$532,893			$499,693

Interest-bearing liabilities:
Deposits	$301,724	2,859	1.90	$277,950	2,366	1.70
Advances from FHLB of Boston	142,275	3,442	4.84	140,294	3,431	4.89
Other borrowings	9,197	266	5.78	3,469	90	5.19

Total interest-bearing liabilities	453,196	6,567	2.90	421,713	5,887	2.79

Noninterest-bearing liabilities	40,865			36,517

Total liabilities	494,061			458,230

Stockholders’ equity	38,832			41,463

Total liabilities and stockholders’ equity	$532,893			$499,693

Net interest and dividend income		$8,372			$7,653

Net interest spread			2.85%			2.80%
Net interest margin			3.22%			3.16%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance.
     During the first half of the current year, the Company provided $100,000 for loan losses. While the Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be outstanding, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the first half of fiscal 2006, while $50,000 was recorded in the corresponding period of the prior year.
     Non-interest Income. Non-interest income increased to $1.1 million during the six months ended September 30, 2005 from $947,000 in the prior year period. An increase in fees for deposit accounts of $ 176,000 was offset by a decrease in gains on sales of investment securities of $135,000. Other income increased by $ 91,000 primarily due to loan prepayment fees and increased fees from third-party investment services.
     Net gains from sales and write-downs of investment securities were $213,000 for the six months ended September 30, 2005 compared to net gains of $348,000 in the comparable prior year period. During the six months ended September 30, 2005 and 2004, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.
     Non-interest Expense. Non-interest expense increased $314,000 during the six months ended September 30, 2005, as compared to the corresponding period in the prior year. Non–interest expenses increased $314,000 due principally to increases in salaries and employee benefits of $577,000 and occupancy costs of $138,000 offset by decreases in professional fees of $202,000, data processing costs of $79,000, and marketing costs of $59,000.
     The increase in salaries and employee benefits of $577,000 or 14.9%, during the six months ended September 30, 2005, was due primarily to an accrued severance expense of $283,000 from the previously discussed branch staffing restructuring, overall salary increases in the ordinary course of business, increases in staffing to support a larger asset base, and increased health care costs.
     Office occupancy and equipment expenses increased $138,000, or 22.1%, to $763,000 during the six months ended September 30, 2005 due to higher utility costs, increased maintenance costs and increased depreciation of equipment.
     Data processing costs declined $79,000, or 14.2%, to $478,000 primarily as a result of the renegotiation and extension of our contact with our primary data processing provider during fiscal year 2005.
     Professional fees decreased $202,000, or 33.2%, to $406,000 during the six months ended September 30, 2005 due to a decrease of legal expenses of $71,000 and a decrease of $121,000 in professional fees paid to outside consulting services related to services utilized in 2004 and not continued in 2005.
     Marketing expenses decreased $59,000, or 14.6%, to $344,000 during the six months ended September 30, 2005 as compared to September 30, 2004 due to the advertising costs incurred in 2004 for comprehensive promotions for free checking, online banking and mortgage lending. During the six months ending September 30, 2005 marketing promotions have been more focused in coverage and product selection, specifically certificate rate promotion and new demand deposit accounts.
     Other non-interest expenses decreased $61,000 or 6.4%, to $888,000 during the six months ended September 30, 2005 due 2005 primarily due to an overall decrease in general overhead costs specifically office supplies and other services provided to the bank.

     Income Taxes. The effective tax rates for the six months ended September 30, 2005 and 2004 were 35.2% and 38.0%, respectively. The 2004 period was negatively impacted by certain non-deductible expenses associated with the stock buyback completed during the period, resulting in a higher than expected effective rate for the period.
Liquidity and Capital Resources
     The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At September 30, 2005, the Company had approximately $48 million in unused borrowing capacity at the FHLB of Boston.
     At September 30, 2005, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $48.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     The Company’s and the Bank’s capital ratios at September 30, 2005 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	7.91%	7.27%
Tier 1 Capital (to risk-weighted assets)	11.84	10.88
Total Capital (to risk-weighted assets)	12.90	11.95
     These ratios place the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the FDIC.
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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management’s assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 200 basis points downward. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.
     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	September 30,		March 31,
	2005		2005
	Amount	% Change	Amount	% Change
		(Dollars in thousands)
300 basis point increase in rates	$(2,595)	(15.69)%	$(2,361)	(13.8)%
150 basis point decrease in rates	—	—%	(455)	(2.7)
200 basis point decrease in rates	211	1.27%	—	—
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from the stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances. The current simulation was negatively impacted by the current relatively flat yield curve.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2005.
Item 3. Defaults Upon Senior Securities
     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
     On August 29, 2005, the Registrant convened its Annual Meeting of Stockholders. The only item submitted to a vote of stockholders was the election of three directors. Paul E. Bulman, James F. Linnehan and John J. Morrissey were elected directors and the terms of office of the following directors continued after the meeting: Joseph R. Doherty, Edward F. Sweeney, Gregory W. Boulos, John D. Doherty and Albert J. Mercuri, Jr. The following is a record of the voting in the election of directors:

ELECTION OF DIRECTORS	FOR	WITHHELD
Paul E. Bulman	1,119,341	343,116

James F. Linnehan	1,114,286	348,170

John J. Morrissey	1,109,756	352,702
     There were no abstentions or broker non-votes.
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

CENTRAL BANCORP, INC. Registrant
November 14, 2005	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

November 14, 2005	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer