Form 10-Q
period 2005-12-31
CENTRAL BANCORP INC /MA/
filed 2006-02-14
CIK 1076394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,590,181 shares

Class	Outstanding at February 13, 2006

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

	December 31,	March 31,
(Dollars in Thousands)	2005	2005

ASSETS
Cash and due from banks	$5,292	$6,158
Short-term investments	2,373	225

Cash and cash equivalents	7,665	6,383

Certificates of deposit	620	606
Investment securities available for sale (amortized cost of $98,493 at December 31, 2005 and $108,690 at March 31, 2005)	97,037	108,616
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	106,913	118,492

Loans held for sale	1,056	2,221

Loans (Note 2)	412,731	386,382
Less allowance for loan losses	(3,783)	(3,681)

Net loans	408,948	382,701

Accrued interest receivable	2,437	2,444
Banking premises and equipment, net	3,263	2,807
Deferred tax asset, net	2,126	1,639
Goodwill, net	2,232	2,232
Other assets	1,607	1,546

Total assets	$536,867	$521,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 3)	$359,540	$333,215
Short-term borrowings	—	141
Federal Home Loan Bank advances	126,500	138,135
Subordinated debenture (Note 4)	5,258	5,258
ESOP Loan	2,629	2,921
Advance payments by borrowers for taxes and insurance	1,364	1,168
Accrued expenses and other liabilities	2,421	1,994

Total liabilities	497,712	482,832

Commitments and Contingencies (Note 6)
Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 2,032,609 shares issued at December 31, 2005 and 2,031,026 shares issued at March 31, 2005	2,033	2,031
Additional paid-in capital	12,904	12,883
Retained income	40,178	38,728
Treasury stock (442,428 shares at December 31, 2005 and at March 31, 2005), at cost	(9,957)	(9,907)
Accumulated other comprehensive loss (Note 5)	(951)	(56)
Unearned compensation — ESOP	(5,052)	(5,440)

Total stockholders’ equity	39,155	38,239

Total liabilities and stockholders’ equity	$536,867	$521,071

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest and dividend income:
Mortgage loans	$6,275	$5,455	$18,246	$16,295
Other loans	110	104	317	275
Short-term investments	22	46	88	165
Investments	1,295	1,367	3,990	3,778

Total interest and dividend income	7,702	6,972	22,641	20,513

Interest expense:
Deposits	1,806	1,184	4,666	3,550
Advances from Federal Home Loan Bank of Boston	1,683	1,709	5,125	5,140
Other borrowings	134	105	399	196

Total interest expense	3,623	2,998	10,190	8,886

Net interest and dividend income	4,079	3,974	12,451	11,627
Provision for loan losses	—	—	100	50

Net interest and dividend income after
provision for loan losses	4,079	3,974	12,351	11,577

Non-interest income:
Deposit service charges	250	147	718	438
Net gains from sales of investment securities	93	84	306	432
Net gains on sales of loans	44	85	183	204
Other income	60	61	340	250

Total non-interest income	447	377	1,547	1,324

Non-interest expenses:
Salaries and employee benefits	1,952	1,918	6,392	5,780
Occupancy and equipment	406	323	1,169	948
Data processing fees	227	239	705	794
Professional fees	161	217	566	825
Advertising and marketing	167	109	512	513
Other expenses	389	443	1,277	1,394

Total non-interest expenses	3,302	3,249	10,621	10,254

Income before income taxes	1,224	1,102	3,277	2,647
Provision for income taxes (Note 6)	428	416	1,152	1,001

Net income	$796	$686	$2,125	$1,646

Earnings per common share — basic (Note 8)	$0.56	$0.49	$1.49	$1.10

Earnings per common share — diluted (Note 8)	$0.55	$0.48	$1.48	$1.09

Weighted average common shares outstanding — basic	1,431	1,413	1,427	1,503

Weighted average common and equivalent shares outstanding — diluted	1,440	1,424	1,435	1,515
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Stock	Income	ESOP	Equity

Nine Months Ended December 31, 2005

Balance at March 31, 2005	$2,031	$12,883	$38,728	$(9,907)	$(56)	$(5,440)	$38,239
Net income			2,125				2,125
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)					(895)		(895)

Comprehensive income							1,230

Proceeds from exercise of stock options (1,583 shares)	2	23					25
Tax benefit of stock option exercises		5					5
Director deferred compensation transactions		47		(50)			(3)
Dividends paid ($0.48 per share)			(675)				(675)
Amortization of unearned compensation - ESOP -		(54)				388	334

Balance at December 31, 2005	$2,033	$12,904	$40,178	$(9,957)	$(951)	$(5,052)	$39,155

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2005	2004

Cash flows from operating activities:

Net income	$2,125	$1,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	416	293
Amortization of premiums	110	137
Provision for loan losses	100	50
Stock-based compensation	334	345
Net gains from sales and write-downs of investment securities	(306)	(432)
Gain on sales of loans held for sale	(183)	(204)
Originations of loans held for sale	(15,240)	(17,493)
Proceeds from sale of loans originated for sale	16,588	16,219
Decrease (increase) in accrued interest receivable	7	(19)
Decrease (increase) in other assets, net	(61)	322
Increase in advance payments by borrowers for taxes and insurance	196	49
Increase (decrease) in accrued expenses and other liabilities, net	427	(3,218)

Net cash provided by (used in) operating activities	4,513	(2,305)

Cash flows from investing activities:

Increase in loans	(26,347)	(15,623)
Principal payments on mortgage-backed securities	9,261	5,797
(Increase) decrease in certificate of deposit	(14)	609
Proceeds from sales of investment securities	3,661	6,188
Purchases of investment securities	(4,029)	(47,404)
Maturities and calls of investment securities	1,500	4,495
Purchase of banking premises and equipment	(872)	(688)

Net cash provided by (used in) investing activities	(16,840)	(46,626)

Cash flows from financing activities:

Increase in deposits	26,325	18,402
Proceeds from advances from FHLB of Boston	122,184	13,000
Repayment of advances from FHLB of Boston	(133,819)	(9,300)
Increase (decrease) in short-term borrowings	(141)	(699)
Issuance of subordinated debenture	—	5,258
Repayment of ESOP loan	(292)	(292)
Purchase of shares by ESOP	—	(2,565)
Proceeds from exercise of stock options	25	19
Tax benefit from exercise of stock option	5	—
Dividends paid, net	(675)	(542)
Net directors’ deferred compensation	(3)	5
Purchase of treasury stock	—	(2,565)

Net cash provided by financing activities	13,609	20,721

Net increase (decrease) in cash and cash equivalents	1,282	(28,210)
Cash and cash equivalents at beginning of year	6,383	34,337

Cash and cash equivalents at end of period	$7,665	$6,127

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,838	$8,874
Income taxes	$938	$655
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006 or any other period.
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
(2) Loans
     Loans, excluding loans held for sale, as of December 31, 2005 and March 31, 2005 are summarized below (unaudited, in thousands):

	December 31,	March 31,
	2005	2005
Real estate loans:
Residential real estate (1-4 family)	$160,485	$159,838
Commercial real estate	208,831	194,326
Construction	28,718	17,187
Home equity lines of credit	8,513	9,194

Total real estate loans	406,547	380,545

Commercial loans	5,229	4,786
Consumer loans	955	1,051

Total loans	412,731	386,382
Less: allowance for loan losses	(3,783)	(3,681)

Total loans, net	$408,948	$382,701

     There was one loan on non-accrual status totaling $120,000 as of December 31, 2005 and two loans on non-accrual status totaling $190,000 as of March 31, 2005. Net interest income not recognized on non-accrual loans amounted to $1,145 for the quarter ended December 31, 2005, $5,375 for the nine months ended December 31, 2005, and $5,027 for the fiscal year ended March 31, 2005.
     At December 31, 2005 and March 31, 2005, there were no impaired loans. Impaired loans are measured using the fair value of collateral. During the quarter ended December 31, 2005 and for the year ended March 31, 2005, there were no impaired loans. The Bank follows the same policy for recognition of income on impaired loans as it does for all other loans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2005 and 2004 follows (unaudited, in thousands):

	Three Months Ended
	December 31,
	2005	2004
Balance at beginning of period	$3,783	$3,606
Provision charged to expense	—	—
Less: charge-offs	(12)	—
Add: recoveries	12	15

Balance at end of period	$3,783	$3,621

	Nine Months Ended
	December 31,
	2005	2004
Balance at beginning of period	$3,681	$3,537
Provision charged to expense	100	50
Less: charge-offs	(33)	(1)
Add: recoveries	35	35

Balance at end of period	$3,783	$3,621

(3) Deposits
     Deposits at December 31, 2005 and March 31, 2005 are summarized as follows (unaudited, in thousands):

	December 31, 2005	March 31, 2005
Demand deposit accounts	$36,822	$33,982
NOW accounts	33,253	39,205
Passbook and other savings accounts	66,295	74,316
Money market deposit accounts	39,445	50,051

Total non-certificate accounts	175,815	197,554

Term deposit certificates
Certificates of $100,000 and above	66,943	47,270
Certificates of less than $100,000	116,782	88,391

Total term deposit certificates	183,725	135,661

Total deposits	$359,540	$333,215

(4) Subordinated Debenture
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2005, the interest rate was 6.93%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees the Trust’s financial obligations.
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
     The Company’s other comprehensive income (loss) and related tax effect for the nine months ended December 31, 2005 and 2004 are as follows (unaudited in thousands):

	For the Nine Months Ended
	December 31, 2005
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(1,076)	$(379)	$(697)
Less: reclassification adjustment for net gains included in net income	306	108	198

Other comprehensive loss	$(1,382)	$(487)	$(895)

	For the Nine Months Ended
	December 31, 2004
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(1,203)	$(424)	$(779)
Less: reclassification adjustment for net gains included in net income	432	161	271

Other comprehensive loss	$(1,635)	$(585)	$(1,050)

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
(6) Contingencies
Legal Proceedings
     The Company from time to time is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Event
     On January 19, 2006, the Board of Directors voted for the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on February 17, 2006 to stockholders of record as of February 3, 2006.
(8) Earnings per Share (EPS)
     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At December 31, 2005 and December 31, 2004, there were approximately 158,000 and 174,000 unallocated ESOP shares, respectively. For the periods ending December 31, 2004 and December 31, 2005 there are no pro forma expenses associated with options granted in either year.
     The following depicts a reconciliation of earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$796	$686	$2,125	$1,646

Weighted average number of common shares outstanding	1,590	1,589	1,590	1,636

Weighted average number of unallocated ESOP shares	(159)	(176)	(163)	(133)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,431	1,413	1,427	1,503

Incremental shares from the assumed exercise of dilutive stock options	9	11	8	12

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,440	1,424	1.435	1,515

Earnings per share

Basic	$.56	$.49	$1.49	$1.10

Diluted	$.55	$.48	$1.48	$1.09

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005
(9) Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces FASB No. 123 “Accounting for Stock-Based Compensation” and supersedes Auditing Practices Board (“APB”) opinion No. 25 “Accounting for Stock Issued to Employees” and requires entities to recognize a compensation cost on the financial statements relating to share-based transactions. Previously, companies had the option of adopting a fair value measurement of the equity or liability instruments issued or disclosing the impact in the footnotes. Under SFAS No. 123(R), companies will be required to adopt the fair value method of measurement over a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights and employee stock purchase plans. Application of SFAS No. 123(R) as amended by SAB 107 is required the first fiscal quarter for the next fiscal year beginning after June 15, 2005. The Company does not believe that the application of SFAS No. 123(R) will have a material impact on the Company’s financial position or results of operations, since there currently are no unvested stock options outstanding at this time.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Central Bancorp, Inc. (the “Company” or “Central Bancorp”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and footnotes appearing in Part I, Item 1 of this document.
Forward-Looking Statements
     This quarterly report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Central Bancorp’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. These factors include, but are not limited to, general economic conditions, changes in the interest rate environment, legislative or regulatory changes that may adversely affect our business, changes in accounting policies and practices, changes in competition and demand for financial services, adverse changes in the securities markets and changes in the quality or composition of the Company’s loan or investment portfolios. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Central Bancorp assumes no obligation to update any forward-looking statements.

General
     The Company is a Massachusetts holding company established in 1998 to be the holding company for Central Co-operative Bank (the “Bank”). The Company’s primary business activity is the ownership of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.
     The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with eight full-service facilities, a limited service high school branch in suburban Boston, and a stand alone 24-hour automated teller machine in Somerville. The Bank has received approval to open a new branch office in Medford, Massachusetts. The branch is expected to open this Spring. We primarily generate funds in the form of deposits and use the funds to make mortgage loans for construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in our market area.
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

Comparison of Financial Condition at December 31, 2005 and March 31, 2005
     Total assets increased by $15.8 million, or 3%, from $521.1 million at March 31, 2005 to $536.9 million at December 31, 2005. During the quarter ended December 31, 2005, loans (excluding loans held for sale) increased by $26.3 million due primarily to increases in commercial real estate loans ($17.0 million), construction loans ($11.6 million) and commercial loans ($402 thousand) as the Company continues to emphasize the origination of these types of loans. There were declines of $57 thousand in other consumer loans and in residential loans of $2.6 million. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long term fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market which contributed to the decline in residential loans. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     The Company experienced a decrease of $21.7 million in core deposits (consisting of all non-certificate accounts) and growth of $48.0 million in term deposits resulting in a net increase in total deposits of $26.3 million, or 7.9%. The decrease in core deposits was related to declines in NOW accounts, savings accounts and money market deposit accounts, at least in part as customers took advantage of higher certificate of deposit rates, partly offset by an increase in total demand deposits of $2.8 million. The increase in demand deposits reflects the successful marketing efforts in expanding the promotion of the Bank’s free checking product to customers during 2005. The increase in term deposits is the result of special promotional rates offered on shorter-term deposits (7-months to 13-months) in anticipation of changing interest rates in the market place. These shorter-term deposits have been marketed to a larger target base to solicit new customers and to increase balances of existing customer accounts.
     Total borrowings decreased $11.6 million from $138.1 million at March 31, 2005 to $126.5 million at December 31, 2005. The Bank was able to decrease borrowed funds by the increase in deposits due to the successful promotion of certificates of deposit during the first three quarters of fiscal year 2006.
     Total stockholders’ equity increased during the first nine months of fiscal 2006 by $916 thousand primarily due to net income earned during the year. Net income was partially offset by the payment of dividends to shareholders and a decline in other comprehensive income.
Comparison of Operating Results for the Quarters Ended December 31, 2005 and 2004
     Net income increased by $110 thousand to $796 thousand, or $0.55 per diluted share, for the quarter ended December 31, 2005, compared to $686,000, or $0.48 per diluted share, for the corresponding quarter in the prior year. The increase in net interest income received by the Company is the most significant reason for the increase in net income.
     Net Interest Income. Net interest income for the period ended December 31, 2005 increased $105 thousand or 2.64% when compared to the period ended December 31, 2004, primarily as a result of an increase in total average earning assets, as well as an increase in the yield on interest-earning assets from 5.65% for the quarter ended December 31, 2004 to 5.86% for the quarter ended December 31, 2005. Total average-earning assets have increased $32.3 million during the third quarter of fiscal 2006 as compared to the corresponding quarter in fiscal 2005.
     The Company’s net interest margin decreased twelve basis points from 3.22% in the prior year’s quarter to 3.10% in the current quarter. The eleven basis point decrease in net interest margin is attributable to the shift in deposit growth from core deposits to certificates of deposit. The average balance of certificates of deposit during the quarter ended December 31, 2004 was $110 million or $45.6 million less than the average balance of $155.6 million during the same quarter ended 2005. The Company has continued to hold its core deposit rates at a static level, while pricing its shorter term certificates of deposit accounts to compete with the increasing short-term market interest rates.
     Interest Income. Interest and dividend income for the quarter ended December 31, 2005 increased approximately $730 thousand to $7.7 million as compared to $7.0 million in the prior year quarter. This increase was a result of the yield on interest-earning assets increasing from 5.65% in the quarter ended December 31, 2004 to 5.86% in the current quarter. In addition, average interest-earning assets increased by $32.3 million as compared to the prior corresponding period.
     Interest Expense. Interest expense for the quarter ended December 31, 2005 increased by $625 thousand to $3.6 million as compared to $3.0 million in the quarter ended December 31, 2004. An increase of thirty eight basis points in the cost of funds from 2.79% in the quarter ended December 31, 2004 to 3.17% in the quarter ended December 31, 2005, resulting from a general increase in short-term interest rates and special certificate of deposit promotions, and an increase in average interest-bearing liabilities of $27.4 million as compared to the prior year‘s corresponding period resulted in this increase.
     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004:

	Three Months Ended December 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$406,727	$6,275	6.17%	$357,470	$5,455	6.10%
Other loans	5,716	110	7.70	6,328	104	6.57
Investment securities	110,140	1,295	4.70	118,443	1,367	4.62
Short-term investments	3,314	22	2.66	11,354	46	1.62

Total interest-earning assets	525,897	7,702	5.86	493,595	6,972	5.65

Allowance for loan losses	(3,786)			(3,613)
Non-interest-earning assets	16,662			15,588

Total assets	$538,773			$505,570

Interest-bearing liabilities:
Deposits	$315,527	$1,806	2.29	$283,304	$1,184	1.67
Advances from FHLB of Boston	133,833	1,683	5.03	138,343	1,709	4.94
Other borrowings	8,174	134	6.56	8,466	105	4.96

Total interest-bearing liabilities	457,534	3,623	3.17	430,113	2,998	2.79

Noninterest-bearing liabilities	42,184			36,971

Total liabilities	499,718			467,084

Stockholders’ equity	39,055			38,486

Total liabilities and stockholders’ equity	$538,773			$505,570

Net interest and dividend income		$4,079			$3,974

Net interest spread			2.69%			2.86%

Net interest margin			3.10%			3.22%

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

     During the quarter ended December 31, 2005, the Company made no provision for loan losses and had no provision during the corresponding quarter in 2004. While the Company’s high asset quality, as measured continually by delinquency rates, charge-offs and loan classifications, continues to be satisfactory, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicates the need for the Company to continue to assess the adequacy of the reserve for loan losses and provide additional provisions when required. Changes in the mix of the loan portfolio are detailed in footnote 2 of this document.
     Non-Interest Income. Total non-interest income was $447 thousand for the quarter ended December 31, 2005 compared to $377,000 in the same period of 2004. The primary reason for the $70 thousand increase in the current year’s quarter was due to the increased fees earned in 2005 on transaction deposit accounts of $103 thousand. Gains on sales of investments totaled $93 thousand during the current quarter, up $9 thousand from the $84,000 recognized in the prior year’s quarter. Gains on sales of loans totaled $44 thousand during the current quarter, down $41 thousand from the $85,000 recognized in the prior year’s quarter, due to a decline in residential lending volume.
     Non-Interest Expense. Non-interest expense increased $53 thousand, or 1.6%, to $3.3 million during the quarter ended December 31, 2005 as compared to $3.2 million during the same quarter in 2004 due principally to increases in salaries and employee benefits ($34,000), office occupancy and equipment ($83,000), and marketing expenses ($58,000) partially offset by declines in professional fees ($56,000) and other non-operating expenses ($54,000).
     The increase in salaries and employee benefits of $34,000, or 1.8%, to $2.0 million during the quarter ended December 31, 2005, was due primarily to increases in salary in the ordinary course of business, and increases in staffing and healthcare costs. This increase of $34,000 was partially offset by decreases in commissions paid to employees, ESOP compensation expense, and staff bonus expense.
     Office occupancy and equipment expenses increased $83,000, or 25.7%, to $406,000 during the current quarter ended December 31, 2005 due to higher utility costs, increased maintenance costs and increased depreciation of equipment.
     Data processing costs declined $12,000, or 5.0%, to $227,000 primarily as a result of the renegotiation and extension of our contact with our primary data processing provider during fiscal year 2005.
     Professional fees decreased $56,000, or 25.8%, to $161,000 during the current quarter ended December 31, 2005 due to a decrease of legal expenses of $63,000, which includes an insurance recovery of litigation costs of $25,400. Increased professional fees of $9,000 due to outside consulting in the quarter ended December 31, 2005 for compliance and risk management partially offset the decrease in overall professional fees.
     Marketing expenses increased $58,000, or 53.2%, to $167,000 during the current quarter ended December 31, 2005 as compared to December 31, 2004 due to increased costs for newspaper advertising, ad production, and printing costs for brochures and flyers related to the current promotions for demand deposit accounts and certificates of deposit during the quarter ending December 31, 2005.
     Other non-interest expenses decreased $54,000 or 12.2%, to $389,000 during the current quarter ended December 31, 2005 primarily due to an insurance litigation settlement recovery of $36,300, along with decreases in general overhead costs primarily attributable to a decrease in the cost of office supplies and other services provided to the Bank.
     Income Taxes. The effective tax rates for the quarters ended December 31, 2005 and 2004 were 35% and 37.7%, respectively. The 2004 quarter was negatively impacted by certain non-deductible expenses associated with the stock buyback completed during the quarter, resulting in a higher than expected effective rate for the period.

Comparison of Operating Results for the Nine Months Ended December 31, 2005 and 2004
     For the nine months ended December 31, 2005, net income increased 29.1% to $2.1 million or $1.48 per diluted share, compared to $1.6 million, or $1.09 per diluted share, in the year earlier period. This change was primarily the result of the Company’s increased net interest income.
     Interest Income. Interest income for the nine months ended December 31, 2005 was $22.6 million, or $2.1 million more than the amount earned in the same period in the prior year due to increased loan balances and increasing rates. The yield on interest-earning assets increased from 5.61% in the first nine months of the prior year to 5.79% in the same period of the current year. Average interest-earning assets increased by $34 million, or 6.96%, to $521.7 million during the nine months ended December 31, 2005, from $487.7 million for the nine months ended December 31, 2004.
     Interest Expense. Interest expense for the nine months ended December 31, 2005 was $10.2 million compared to $8.9 million for the nine months ended December 31, 2004, an increase of $1.3 million or 14.7%. This increase resulted from a twenty basis point increase in the cost of funds from 2.79% in the nine months ended December 31, 2004 to 2.99% in the nine months ended December 31, 2005 and an increase in average interest-bearing liabilities of $30 million to $454.6 million from $424.6 million primarily from the promotion of certificates of deposit.
     The increase in the cost of funds during the first nine months of the current year was entirely due to an increase in the cost of deposits from 1.69% during the prior year period to 2.03% during the nine months ended December 31, 2005. The cost of FHLB advances, the Company’s other primary interest-bearing liability, decreased slightly during the nine months ended December 31, 2005 to 4.90% from 4.92% in the comparable prior year period.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004:

	Nine Months Ended December 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$398,024	$18,246	6.11%	$354,935	$16,295	6.12%
Other loans	5,905	317	7.16	5,722	275	6.41
Investment securities	113,685	3,990	4.68	108,100	3,778	4.66
Short-term investments	4,092	88	2.87	18,988	165	1.16

Total interest-earning assets	521,706	22,641	5.79	487,745	20,513	5.61

Allowance for loan losses	(3,744)			(3,596)
Non-interest-earning assets	16,898			17,511

Total assets	$534,860			$501,660

Interest-bearing liabilities:
Deposits	$306,342	4,666	2.03	$279,742	3,550	1.69
Advances from FHLB of Boston	139,451	5,125	4.90	139,163	5,140	4.92
Other borrowings	8,855	399	6.01	5,709	196	4.58

Total interest-bearing liabilities	454,648	10,190	2.99	424,614	8,886	2.79

Noninterest-bearing liabilities	41,075			37,178

Total liabilities	495,723			461,792

Stockholders’ equity	39,137			39,868

Total liabilities and stockholders’ equity	$534,860			$501,660

Net interest and dividend income		$12,451			$11,627

Net interest spread			2.80%			2.82%

Net interest margin			3.18%			3.18%

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
     During the first nine months of the current year, the Company provided $100,000 for loan losses. While the Company’s asset quality, as measured principally by delinquency rates, charge-offs and loan classifications, continues to be high, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans, which generally carries a higher risk of default than residential loans, indicated the need for an increase in the reserve for loan losses in the first nine months of fiscal 2006, while $50,000 was recorded in the corresponding period of the prior year.
     Non-Interest Income. Non-interest income increased to $1.5 million during the nine months ended December 31, 2005 from $1.3 million in the prior year period. An increase in fees for deposit accounts of $280,000 was offset by a decrease in gains on sales of investment securities of $126,000. Other income increased by $90,000 primarily due to loan prepayment fees and increased fees from third-party investment services.

     Net gains from sales and write-downs of investment securities were $306,000 for the nine months ended December 31, 2005 compared to net gains of $432,000 in the comparable prior year period. During the nine months ended December 31, 2005 and 2004, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.
     Non-Interest Expense. Non-interest expense increased 3.6% during the nine months ended December 31, 2005, as compared to the corresponding period in the prior year. Non–interest expense increased $367,000 due principally to increases in salaries and employee benefits of $612,000 and occupancy costs of $221,000 offset by decreases in professional fees of $259,000, data processing costs of $89,000, and other expense costs of $117,000.
     The increase in salaries and employee benefits of $612,000 or 10.6%, during the nine months ended December 31, 2005, was due primarily to an accrued severance expense of $283,000 due to branch staffing restructuring, overall salary increases in the ordinary course of business, increases in staffing to support a larger asset base and increased health care costs.
     Office occupancy and equipment expenses increased $221,000 or 23.3%, to $1,169 during the nine months ended December 31, 2005 due to higher utility costs, increased maintenance costs and increased depreciation of equipment.
     Data processing costs declined $89,000 or 11.2%, to $705,000 primarily as a result of the renegotiation and extension of our contact with our primary data processing provider during fiscal year 2005.
     Professional fees decreased $259,000 or 31.4% to $566,000 during the nine months ended December 31, 2005 mainly due to a decrease of legal expenses of $134,000 and a decrease of $112,000 in professional fees paid to outside consulting services related to services utilized in 2004 that were discontinued in 2005.
     Other non-interest expenses decreased $117,000 or 8.4%, to $1.3 million during the nine months ended December 31, 2005 due primarily to an overall decrease in general overhead costs, specifically office supplies and other services provided to the Bank.
     Income Taxes. The effective tax rates for the nine months ended December 31, 2005 and 2004 were 35.2% and 37.8%, respectively. The 2004 period was negatively impacted by certain non-deductible expenses associated with the stock buyback completed during the period, resulting in a higher than expected effective rate for the period.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At December 31, 2005, the Company had approximately $53.9 million in unused borrowing capacity at the FHLB of Boston.
     At December 31, 2005, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $43 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company’s and the Bank’s capital ratios at December 31, 2005 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.01%	7.39%
Tier 1 Capital (to risk-weighted assets)	11.99%	11.05%
Total Capital (to risk-weighted assets)	13.05%	12.11%
     These ratios place the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the FDIC.
Off-Balance Sheet Arrangements
     In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
     For the three and nine months ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management’s assumptions is compared to net interest income projections based on an immediate shift of 300 basis points upward and 200 basis points downward. Internal guidelines on interest rate risk state that for every immediate shift in interest rates of 100 basis points, estimated net interest income over the next twelve months should decline by no more than 5%.

     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	December 31,		March 31,
	2005		2005
	Amount	% Change	Amount	% Change
	(Dollars in thousands)
300 basis point increase in rates	$(2,324)	(14.42)%	$(2,361)	(13.8)%
150 basis point decrease in rates	—	—	(455)	(2.7)%
200 basis point decrease in rates	(514)	(3.19)%	—	—
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
Item 4. Controls and Procedures
     The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2005.
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

CENTRAL BANCORP, INC. Registrant

February 14, 2006	By:	/s/ John D. Doherty

John D. Doherty Chairman, President and Chief Executive Officer

February 14, 2006	By:	/s/ Paul S. Feeley

Paul S. Feeley Senior Vice President, Treasurer and Chief Financial Officer