Form 10-K
period 2006-03-31
CENTRAL BANCORP INC /MA/
filed 2006-06-26
CIK 1076394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25251
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
Common Stock, par value $1.00 per share
(Title of Class)
Stock Purchase Rights
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 30, 2005, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $22.2 million based on the closing sale price of the registrant’s Common Stock as listed on the Nasdaq National MarketSM as of September 30, 2005 ($27.55 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.
At June 22, 2006, the registrant had 1,590,951 shares of its Common Stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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
     The Bank. Central Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank sells some of its residential mortgage loan production in the secondary mortgage market. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and a limited amount of equity securities. The Bank also offers investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.
     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through nine full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Medford, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, and a stand alone 24-hour automated teller machine (“ATM”) in Somerville as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).
     All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.

     The Main offices of the Company and Bank are located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com.
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
Competition
     The Bank’s competition for savings deposits has historically come from other co-operative banks, savings banks, credit unions, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. With the advent of interstate banking the Bank also faces competition from out-of-state banking organizations. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for investors’ funds from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition for deposits from other financial intermediaries, including those operating over the Internet.
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
Future Expansion Plans
     In May 2004, the Board of Directors adopted a strategic plan to enhance long-term shareholder value through franchise growth. The plan has been updated each year to reflect changes in the local economy and the banking environment in general. The strategic plan calls for expansion and core deposit growth through marketing and de novo branching within the Bank’s market area of Middlesex County in order to enable the Bank to take greater advantage of the opportunities afforded by the favorable demographics of this market. The strategic plan also calls for the Bank to continue to focus primarily on its traditional businesses of residential and commercial real estate lending and to grow its mortgage banking capabilities. The Board and management believe that an increased asset size and greater access to deposits resulting from the proposed expansion will enable the Bank to better leverage operating efficiencies and technology without compromising its focus on personal service and relationships.
     While the Board and management anticipate that its proposed expansion plans will enhance long-term shareholder value, new branches generally require a significant initial capital investment as well as increased marketing and operational expenses before they become profitable. As a result, management anticipates that, in the short-term, net income may be negatively affected as the Bank incurs significant capital expenditures and non-interest expenses in opening, operating and marketing new branches before these branches can produce sufficient net interest income to offset the increased expenses. In accordance with this plan, on June 1, 2006, the Bank opened a new branch office in Medford, Massachusetts.
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2006, the Bank originated loans totaling $116.4 million. Of the total loans originated during fiscal 2006, $35.6 million, or 31%, were residential mortgage loans and $80.7 million, or 69%, were commercial mortgage loans. During the years ended March 31, 2006 and 2005, the Bank sold $19.5 million and $20.5 million respectively, of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio increased by $28.9 million, or 7.5%, to $415.3 million at March 31, 2006 from $386.4 million at March 31, 2005. The increase occurred primarily as a result of the continuing high level of loan refinancing activity, particularly residential mortgage loans, and management’s decision to sell many fixed-rate residential mortgages originated in fiscal 2006 and continued’ focus on commercial real estate lending.
     While the loan portfolio increased overall, the most significant growth was in the commercial real estate portfolio which grew by $22.3 million, or 11.3%, in fiscal 2006. This growth is consistent with management’s strategic intent to grow its commercial mortgage portfolio due to the generally more favorable yields and repricing frequency of these assets, as compared to other interest-earning assets.
     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

	At March 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Mortgage loans:
Residential	$160,381	38.6%	$159,838	41.4%	$171,682	48.2%	$236,649	60.7%	$246,045	66.2%
Commercial	213,935	51.5	194,326	50.3	146,107	41.0	107,140	27.5	87,013	23.4
Construction	27,680	6.7	17,187	4.4	25,112	7.0	30,294	7.8	20,998	5.6
Home equity	7,505	1.8	9,194	2.4	9,397	2.6	9,128	2.3	9,154	2.5

Total mortgage loans	409,501	98.6	380,545	98.5	352,298	98.8	383,211	98.3	363,210	97.7

Other loans:
Commercial and industrial	4,457	1.07	4,786	1.2	3,198	0.9	5,319	1.4	6,901	1.9
Consumer	1,360	0.33	1,051	0.3	1,129	0.3	1,287	0.3	1,596	0.4

Total other loans	5,817	1.40	5,837	1.5	4,327	1.2	6,606	1.7	8,497	2.3

Total loans	415,318	100.0%	386,382	100.0%	356,625	100.0%	389,817	100.0%	371,707	100.0%

Less:
Allowance for loan losses	3,788		3,681		3,537		3,284		3,292

Loans, net	$411,530		$382,701		$353,088		$386,533		$368,415

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2006 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In thousands)
Commercial and industrial loans	$3,222	$1,158	$77	$4,457
Construction loans	15,864	10,556	1,260	27,680

Total	$19,086	$11,714	$1,337	$32,137

     Of construction loans and commercial and industrial loans maturing more than one year after March 31, 2006, $5.4 million have fixed rates and $26.7 million have floating or variable rates.
     Residential Lending. The Bank’s residential mortgage loans at March 31, 2006 totaled $160.4 million, or 38.6%, of the total loan portfolio. Fixed-rate residential mortgages totaled $100.1 million, or 62.5%, of the residential loan portfolio and adjustable-rate loans totaled $60.2 million, or 37.5%, of the residential loan portfolio.
     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2005 and fiscal 2004. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30 year fixed-rate mortgage loan. This activity slowed during fiscal 2006 as long term rates increased, presenting homeowners fewer refinance opportunities.
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
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five year FHLB classic advance rate plus a margin of 1.75 to 2.50 percentage points. As of March 31, 2006, commercial real estate loans totaled $213.9 million and constituted 51.5% of the total loan portfolio.

     Commercial real estate loans are generally made for up to 75% of the appraised value of the property. Commercial real estate loans currently offered by the Bank have terms of one to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank’s interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.
     The Bank’s construction loans totaled $27.7 million, or 6.7%, of the Bank’s loan portfolio at March 31, 2006. Construction loans are short-term in nature and have maturities ranging from six months to two years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Currently, construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.
     The Bank’s commercial mortgage portfolio totaled $213.9 million, or 51.5%, of the Bank’s loan portfolio at March 31, 2006. The growth in the commercial mortgage loan portfolio in fiscal 2006, which totaled $19.6 million, or 10.1%, is attributable to the continued focus by the Bank in the commercial mortgage market. This strategy was initiated in 2002 with the Bank’s hiring of additional experienced commercial lenders and credit administration personnel. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past three years.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank’s home equity loans outstanding totaled $7.5 million, or 1.8%, of the Bank’s loan portfolio at March 31, 2006.
     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer and other loans totaled $5.8 million, or 1.4%, of the total loan portfolio on March 31, 2006. The Bank’s commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.
     Risks of Commercial Real Estate, Construction and Commercial and Industrial Lending. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve a higher degree of risk of loss than long-term financing on improved occupied real estate because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see “— Non-Performing Assets” below.
     Origination Fees and Other Fees. The Bank currently collects origination fees on some of the real estate loan products offered. Fees to cover the cost of appraisals, credit reports and other direct costs are also collected. Loan origination fees collected vary in proportion to the level of lending activity, as well as competitive and economic conditions.
     The Bank imposes late charges on all loan products it offers with the exception of equity lines of credit and loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.
     Loan Solicitation and Processing. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers and builders as well as the purchase of residential loans from other financial institutions. During fiscal 2006, the Bank purchased no residential whole loans and $1.2 million in commercial real estate loans. The Bank also utilizes both in-house and traveling originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank’s team of commercial loan officers. Consumer loans result from walk-in customers and depositors.
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
     The Bank has instituted additional procedures to closely monitor loans and bring potential problems to management’s attention early in the collection process. The Bank prepares a monthly watch list of potential problem loans including currently performing loans. The Senior Loan Officer reviews delinquencies with the Security Committee of the Board of Directors at least monthly. Due to the high priority given to monitoring asset quality, Senior Management is involved in the early detection and resolution of problem loans. Additionally, the Bank has a workout committee composed of the Senior Loan Officer and other lending personnel that meets regularly to discuss the ongoing resolution of any loans identified for special review.

     The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis, non-performing loans	$1,220	$190	$—	$—	$—
Restructured loans	—	—	—	—	—
Real estate acquired by foreclosure	—	—	—	—	—

Total non-performing assets	$1,220	$190	$—	$—	$—

Impaired loans, accruing	$—	$—	$—	$—	$—

Non-performing loans to total loans	.29%	0.05%	0.00%	0.00%	0.00%

Non-performing assets to total assets	.22%	0.04%	0.00%	0.00%	0.00%
     At March 31, 2006, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.
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

     The following table presents activity in the allowance for loan losses during the years indicated.

	At or For the Years Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$3,681	$3,537	$3,284	$3,292	$3,106

Provision	100	100	200	—	—

Charge-offs:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Other loans	(39)	(3)	(29)	(21)	(4)

Total charge-offs	(39)	(3)	(29)	(21)	(4)

Recoveries:
Residential mortgage	—	—	19	—	80
Commercial mortgage	37	39	33	—	103
Other loans	9	8	30	13	7

Total recoveries	46	47	82	13	190

Net (charge-offs) recoveries	7	44	53	(8)	186

Balance at end of year	$3,788	$3,681	$3,537	$3,284	$3,292

Average loans outstanding during the year	$406,474	$365,130	$367,094	$378,502	$$335,271
Ratio of net charge-offs to average loans	n/a	n/a	n/a	n/a	n/a
Total loans outstanding at end of year	$415,318	$386,382	$356,625	$389,817	$$371,707
Ratio of allowance for loan
losses to loans at end of year	0.91%	0.95%	0.99%	0.84%	0.89%

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

	At March 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Mortgage loans:
Residential mortgage	$443	38.0%	$422	41.4%	$446	48.2%	$583	60.8%	$636	66.2%
Commercial mortgage	2,653	51.9	2,740	50.3	2,434	41.0	2,009	27.4	1,956	23.4
Construction	523	6.6	334	4.4	494	7.0	457	7.8	462	5.6
Home equity	88	2.1	100	2.4	101	2.6	94	2.3	98	2.5

Total mortgage loans	3,707	98.6	3,596	98.5	3,475	98.8	3,143	98.3	3,152	97.7
Other loans	81	1.4	85	1.5	62	1.2	141	1.7	140	2.3

Total	$3,788	100.0%	$3,681	100.0%	$3,537	100.0%	$3,284	100.0%	$3,292	100.0%

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
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2006, all of the Bank’s marketable investments were classified as available for sale.
     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated.

	At March 31,
	2006	2005	2004
	(Dollars in thousands)
U. S. Government and agency obligations	$25,407	$21,725	$10,086
Corporate bonds	28,297	35,217	38,638
Mortgage-backed securities	38,948	47,879	31,575
Marketable equity securities	4,543	3,795	3,472

Total investment securities	$97,195	$108,616	$83,771

Percentage of total assets	17.8%	20.8%	17.1%

     At March 31, 2006, the Bank owned securities issued by several companies having a fair value that exceeded 10% of the Company’s stockholders’ equity. Such securities consisted primarily of debt obligations. The following table summarizes the Bank’s aggregate holdings of each issuer as of March 31, 2006.

Issuer	Amortized Cost	Market Value
	(In thousands)
AT&T	$5,038	$5,060
Ford Motor Credit	4,548	4,112
Boeing Capital Corp.	5,008	5,015
Hewlett Packard	4,990	5,016

     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2006.

			More Than		More Than
	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency obligations	$2,000	3.02%	$23,973	4.12%	$—	—%	$—	—%	$25,973	$25,407	4.30%
Corporate bonds	18,930	5.97	9,628	5.89	—	—	—	—	28,558	28,297	5.94
Mortgage-backed securities	20	6.09	126	5.55	16,602	4.23	23,366	4.74	40,114	38,947	4.55

Total	$20,950		$33,727		$16,602		$23,366		$94,645	$92,651

Deposits and Borrowed Funds
     General. Savings accounts and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, borrowings and from other operations. The availability of funds is influenced by the general level of interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. During fiscal 2003, the Bank entered into a retail CD brokerage agreement with a major brokerage firm and considers this arrangement to be a secondary source of liquidity.
     Deposits. Consumer deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other financial institutions in our market area.
     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

	Years Ended March 31,
	2006			2005			2004
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)
Demand deposit accounts	$37,985	10.7%	—%	$32,601	10.4%	—%	$29,998	10.5%	—%
NOW accounts	33,604	9.5	.54	35,660	11.4	0.68	36,980	13.0	0.53
Passbook and other savings accounts	69,336	19.6	.66	73,916	23.6	0.54	72,925	25.5	0.63
Money market deposit accounts	43,490	12.3		58,155	18.5	1.56	44,125	15.4	1.55
Term deposit certificates	169,303	47.9	3.34	113,495	36.1	2.77	101,688	35.6	3.06

Total deposits	$353,718	100.0%	1.96%	$313,827	100.0%	1.51%	$285,716	100.0%	1.56%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2006 (in thousands).

Maturity Period:
Three months or less	$17,456
Three through six months	42,672
Six through twelve months	15,457
Over twelve months	8,443

Total	$84,028

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans and all the Bank’s stock in the FHLB of Boston. At March 31, 2006, the Bank had advances outstanding from the FHLB of Boston of $103.5 million and unused borrowing capacity, based on available collateral, of approximately $78.1 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated.

	At or for the
	Years Ended March 31,
	2006	2005	2004
	(Dollars in thousands)
Amounts outstanding at end of period	$103,500	$138,135	$141,100
Weighted average rate at end of period	5.15%	4.82%	4.82%
Maximum amount of borrowings outstanding at any month end	$147,800	$153,800	$144,400
Approximate average amounts outstanding	$134,299	$141,091	$143,455
Approximate weighted average rate during the year	4.93%	4.85%	4.89%
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the Debentures). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2006, the interest rate was 7.35%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.
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
     Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies, including banking and insurance companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.
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
     Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank — Prompt Corrective Regulatory Action.”
     Stock Repurchases Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.
     The Sarbanes-Oxley Act of 2002 implemented legislative reforms intended to address corporate and accounting fraud. The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require pre-approval by the company’s audit committee. In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalents, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.
     Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies of changes in ownership in a company’s securities by directors and executive officers.
     The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Although the Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s results of operations or financial condition.
     On September 29, 2005, the SEC announced an extension of compliance dates for non-accelerated filers regarding internal controls over financials reporting requirements (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a non-accelerated filer with the SEC and, accordingly, must begin to comply with Section 404 requirements for its fiscal year ending on March 31, 2008.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Cooperative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2006 was $42,062.
     Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly-rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and non-mortgage servicing assets, purchased credit card relationships and qualifying supervisory goodwill) minus identified losses, disallowed deferred tax assets and investments in financial subsidiaries and certain non-financial equity investments.
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
     At March 31, 2006, the Bank’s ratio of Tier 1 capital to average assets was 7.31%, its ratio of Tier 1 capital to risk-weighted assets was 11.10% and its ratio of total risk-based capital to risk-weighted assets was 12.15%.
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
     Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would be “undercapitalized” within the meaning of the Prompt Corrective Action regulations. See “Regulation and Supervision of the Bank—Prompt Corrective Regulatory Action.”
     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2006, the Bank had marketable equity securities, including money market preferred stocks, with a market value of $ 4.5 million, which were held under such grandfathering authority.
     Deposit Insurance. The Bank is a member of the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the “Financing Corporation to recapitalize a predecessor insurance fund.

     The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system. The Act provides for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”
     Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation (“FDIC”) based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Act provides the FDIC with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.
     The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the FDIC was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.
     Pursuant to the Act, the consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund occurred on March 31, 2006. The Act also states that the FDIC must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.
     At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank.
     All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance. In past years, a premium of 1/24 of 1% of insured deposits has been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.
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
     Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans exceeding $500,000) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition federal law prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
     Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-

member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibit a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.
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
     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $48.3 million less an exemption of $7.8 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $48.3 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $48.3 million. The Bank is in compliance with these requirements.
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
     The Bank is also subject to similar obligations under Massachusetts Law., The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “satisfactory.”
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at March 31, 2006 of $8.3 million.

     The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2006, 2005 and 2004, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $360,000, $231,000 and $209,000 respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
Employees
     At March 31, 2006, the Company and the Bank employed 113 full-time and 40 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.
Item 1A. Risk Factors
     An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this annual report on Form 10-K and information incorporated by reference into this annual report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.
Our nonresidential real estate and construction lending may expose us to a greater risk of loss and hurt our earnings and profitability.
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At March 31, 2006, nonresidential real estate and construction loans totaled $241.6 million, which represented 58.2 % of net total loans. If we continue to increase the level of our nonresidential real estate and construction loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans.
     Loans secured by commercial or nonresidential real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by nonresidential real estate buildings generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including limiting the size of our nonresidential real estate loans, generally restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.
     Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria is designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.
Our business is subject to the success of the local economy in which we operate.
     Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the northwestern suburbs of Boston, our success depends to a significant extent upon economic conditions in that market area. Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the Commonwealth of Massachusetts could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas.
If the value of real estate in northwestern suburbs of Boston were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.
     With most of our loans concentrated in the northwestern suburbs of Boston, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Competition from financial institutions and other financial service providers may adversely affect our growth and profitability.
     The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. This competition has made it more difficult for us to make new loans and has occasionally forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. While we believe we can and do successfully compete with these other financial institutions in our primary markets, we may face a competitive disadvantage as a result of our smaller size, smaller resources and smaller lending limits, lack of geographic diversification and inability to spread our marketing costs across a broader market. Although we compete by concentrating our marketing efforts in our primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, we can give no assurance this strategy will be successful.
Fluctuations in interest rates could reduce our profitability and affect the value of our assets.
     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, origination volume and overall profitability.
     Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 16 times, from 1.00% to 5.00%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
     We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.
     Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
     Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level adequate to absorb probable losses inherent in our loan portfolio as of the corresponding balance sheet date. However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.
     In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
     At March 31, 2006, our allowance for loan losses as a percentage of total loans was 0.91%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
We are dependent upon the services of our management team.
     Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel and the loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
Our failure to continue to recruit and retain qualified loan originators could adversely affect our ability to compete successfully and affect our profitability.
     Our continued success and future growth depend heavily on our ability to attract and retain highly skilled and motivated loan originators and other banking professionals. We compete against many institutions with greater financial resources, both within our industry and in other industries, to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     Central Co-operative Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a co-operative bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and for the depositors of Central Co-operative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.
We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.
     Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.
We may have fewer resources than many of our competitors to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from Central Co-operative Bank, and these distributions are subject to regulatory limits and other restrictions.
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Central Co-operative Bank. The availability of dividends from Central Co-operative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Central Co-operative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Central Cooperative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Central Co-operative Bank would adversely affect our business, financial condition, results of operations and prospects.
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand along ATM and the loan and operations centers located in Somerville. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2006, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2006:

		Net Book
	Year	Value at
Office Location	Opened	March 31, 2006
		(in thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974	$300

Branch Offices: 175 Broadway Arlington, MA (owned)	1982	183

85 Wilmington Road Burlington, MA (leased)	1978 (a)	126

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2006
			(in thousands)
1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		138

137 Pleasant Street Malden, MA (leased)	1975	(b)	59

846 Main Street Melrose, MA (owned)	1994		245

275 Main Street Woburn, MA (owned)	1980		506

198 Lexington Street Woburn, MA (owned)	1974		255

Woburn High School Woburn, MA (leased)	2002	(c)	15

Stand Alone ATM: 94 Highland Avenue Somerville, MA (leased)	2004	(d)	99

Operations Center 17 Inner Belt Road Somerville, MA (leased)	1994	(e)	2

Commercial Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(f)	31

Residential Loan Center 403 Highland Avenue Somerville, MA (leased)	2002	(g)	25

Operations Center/Branch Office 270 Mystic Avenue Medford, MA (leased)	2006	(h)	510

(a)	The lease for the Burlington branch expires 10/31/2007 with no renewal options.

(b)	The lease for the Malden branch expires 8/31/2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand along ATM expires 11/30/07 with an option to extend for three three-year terms.

(e)	The lease for the Operations Center expired 3/31/2006 with no renewal options. The Bank is a tenant at will and expects to vacate the location by 6/30/06.

(f)	The lease for the Commercial Loan Center was scheduled to expire on 11/1/2006 with an option to extend for one three-year term. On May 1, 2006 this lease was terminated and rewritten, adding more space and additional parking for the Bank’s lending operations. The new lease is for ten years with two five year options to extend. The initial base rent is $113,745 per year.

(g)	The lease for the Residential Loan Center expired in 8/31/2005. The Bank expects to vacate this location during the summer of 2006.

(h)	In March, 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
          At March 31, 2006, the net book value of the Bank’s premises and equipment was $3.9 million.

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
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
     The Company’s common stock is quoted on the Nasdaq National MarketSM under the symbol “CEBK.” At March 31, 2006, there were 1,590,181 shares of the common stock outstanding and approximately 230 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2006 and fiscal 2005 as reported by the Nasdaq National MarketSM, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2006 and fiscal 2005. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.
Common Stock Prices

Fiscal 2006	High	Low

6/30/05	$29.97	$25.20
9/30/05	28.67	25.25
12/31/05	30.87	27.00
3/31/06	29.97	28.25

Fiscal 2005	High	Low

6/30/04	$37.87	$33.50
9/30/04	34.50	26.00
12/31/04	32.25	27.00
3/31/05	30.00	26.88
Cash Dividends (payable dates)

Fiscal 2006	Amount

5/19/05	$0.12
8/19/05	0.18
11/17/05	0.18
2/17/06	0.18

Fiscal 2005	Amount

5/14/04	$0.12
8/13/04	0.12
11/19/04	0.12
2/15/05	0.12
The Company did not repurchase any of its securities during the quarter ended March 31, 2006.

Item 6. Selected Financial Data
The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

	At or for the Year Ended March 31,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share data)
Balance Sheet

Total assets	$547,275	$521,071	$490,897	$477,208	$468,219
Total loans	415,318	386,382	356,625	389,817	371,707
Investments available for sale	97,195	108,616	83,771	61,111	73,884
Deposits	393,413	333,215	295,920	287,959	261,907
Total borrowings	111,290	146,455	145,256	144,576	164,000
Total stockholders’ equity	39,189	38,239	43,454	39,443	38,954

Shares outstanding	1,591	1,589	1,665	1,662	1,633

Statements of Operations

Net interest and dividend income	$16,317	$15,731	$15,570	$17,257	$14,413
Provision for loan losses	100	100	200	—	—
Net gain (loss) from sale and write-down of investment securities	419	453	(135)	(308)	(150)
Gain on sale of loans	208	252	295	796	—
Other non-interest income	1,370	950	966	917	838
Total non-interest expenses	14,183	13,518	12,401	13,877	10,464
Net income	2,643	2,463	2,936	2,187	2,860
Earnings per common share-diluted	1.84	1.65	1.88	1.37	1.72

Selected Ratios

Interest rate spread	2.72%	2.85%	2.96%	3.29%	2.85%
Net yield on interest-earning assets	3.11	3.20	3.36	3.71	3.36
Non-interest expenses to average assets	2.64	2.68	2.60	2.91	2.38
Equity-to-assets	7.16	7.34	8.85	8.27	8.32
Return on average assets	0.49	0.49	0.62	0.46	0.65
Return on average stockholders’ equity	6.78	6.12	6.98	5.52	7.62
Dividend payout ratio	35.68	28.91	23.23	33.24	23.39
Book value per share	$24.64	$24.07	$26.10	$23.73	$23.85
Tangible book value per share	23.24	22.67	24.72	22.38	22.49

Quarterly Results of Operations (In Thousands, Except Per Share Data)
     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2006 and 2005.

	2006
	First	Second	Third	Fourth
Interest and dividend income	$7,368	$7,571	$7,702	$7,700
Interest expense	3,210	3,357	3,623	3,834

Net interest and dividend income	4,158	4,214	4,079	3,866

Provision for loan losses	50	50	—	—

Non-interest income	494	606	447	450
Non-interest expenses	3,514	3,805	3,302	3,562

Income before income taxes	1,088	965	1,224	754
Income tax	383	341	428	236

Net income	$705	$624	$796	$518

Earnings per common share — basic	$.50	$.44	$.56	$.36

Earnings per common share — diluted	$.49	$.43	$.55	$.36

	2005
	First	Second	Third	Fourth
Interest and dividend income	$6,614	$6,926	$6,972	$7,104
Interest expense	2,907	2,980	2,998	3,000

Net interest and dividend income	3,707	3,946	3,974	4,104
Provision for loan losses	50	—	—	50
Non-interest income	448	499	377	331
Non-interest expenses	3,394	3,611	3,249	3,264

Income before income taxes	711	834	1,102	1,121
Income tax	257	328	416	304

Net income	$454	$506	$686	$817

Earnings per common share — basic	$0.29	$0.33	$0.49	$0.58

Earnings per common share — diluted	$0.29	$0.33	$0.48	$0.57

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
     The following is a discussion and analysis of the Company’s results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2006, and 2005. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Management believes the allowance for loan losses policy is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of inherent losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of “Allowance for Loan Losses” in “Item 1. Business” and Notes 1 and 4 to Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.
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
Results of Operations
     Overview. The Company’s results of operations during the past three fiscal years have been influenced by several significant factors. From a recurring operating perspective, the generally declining trend in both short and long-term interest rates that began in January 2001 has had a significant impact on both the balance sheet and income statement. Most notably, residential mortgage loans, which have historically been the Company’s largest asset, have declined $93 million, or 37.4%, from $248.5 million at March 31, 2001 to $160.3 million at March 31, 2006. With home mortgage rates declining and ultimately hitting a 45 year low in 2003, consumers refinanced their mortgages, oftentimes on multiple occasions, to take advantage of the opportunity to lock in low rates for up to 30 years. Since the second half of fiscal 2003, the Company has sold the majority of its current originations of fixed-rate residential mortgage loans in order to better manage its exposure to changing rates and, as a result, has experienced a shift in its asset mix from residential to commercial mortgage loans. Management has favored commercial real estate lending in recent years due to the shorter repricing characteristics of these loans (generally every 5 years), acceptable yields and the favorable economic market conditions in the Company’s lending area.
     With the declining rate trend that occurred until fiscal year 2006 as referred to above, the Company experienced reductions in both its yield on interest-earning assets and its cost of interest-bearing liabilities each year since fiscal 2001, except for fiscal 2006. However, in fiscal 2006, the cost increase exceeded the yield increase, resulting in a lower spread, as summarized in the following table:

	Yield	Cost	Spread
Fiscal 2001	7.50%	4.70%	2.80%
Fiscal 2002	6.83	3.98	2.85
Fiscal 2003	6.48	3.19	3.29
Fiscal 2004	5.84	2.88	2.96
Fiscal 2005	5.62	2.77	2.85
Fiscal 2006	5.78	3.06	2.72
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
     During fiscal year 2006 rising interest rates increased both the Company’s yield and cost and negatively affected the spread by 13 basis points as liabilities repriced quicker than the Company’s assets. The unfavorable trend in the net interest margin in fiscal 2005 and fiscal 2004 is primarily reflective of the limitations the Company had in reducing its overall cost of funds. In spite of the increases in shorter term interest rates, the Company attempts to hold the interest rates it pays on its deposits to the minimum amount it can pay in a competitive market. During fiscal 2005, the Bank maintained the interest rates it paid on the core deposit account, and introduced a promotional certificate for 13 months that was successful in drawing in new funds to the Bank. The Bank continued to offer various certificate promotions throughout fiscal 2006. During fiscal 2004, the Company’s utilization of long-term FHLB advances had limited repricing opportunity as only $5.3 million in advances matured in fiscal 2004. Long-term FHLB advances can not be prepaid without a substantial penalty, which management elected not to pay. The ability to reduce deposit rates in the current year was limited, primarily as a result of competitive market factors in a rising short-term interest rate environment. Because of competitive pressures, we were not able to raise the yield on our lending products that generally are priced based on longer term rates which have remained quite stable. This has resulted in a flat to inverted yield curve that negatively impacted earnings as the year progressed.
     The Company financial results in fiscal 2005 were negatively impacted by costs incurred with the stock buyback, net of taxes, of approximately $179,000. The Company’s overall financial results in fiscal 2004 were also affected by two significant non-operating items, namely, state legislation affecting the taxation of its former REIT subsidiary and shareholder and other litigation. Each of these items adversely affected overall financial results in fiscal 2003 and favorably affected financial results in fiscal 2004. The impact of these items is demonstrated in the following table (in thousands):

	2006	2005	2004
Net income per GAAP	$2,643	$2,463	$2,936
REIT legislation, net of taxes	—	—	(374)
Impact of shareholder litigation and legal	—
fees, net of insurance and taxes	—	—	(329)
Costs associated with stock buyback, net of taxes	—	179	—

Non-GAAP pro forma earnings	$2,643	$2,642	$2,233

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

     Interest Rate Spread. The Company’s and the Bank’s operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. Net interest spread and margin declined from 2.85% and 3.20% to 2.92% and 3.66%, respectively, from March 31, 2005 to March 31, 2006, primarily due to increases in the rates paid on interest bearing liabilities. The increase in the cost of interest bearing liabilities was greater than the increase in the yield on interest earning assets, primarily due to the increase in short term interest rates and the resulting flat yield curve, as well as the Bank’s ongoing campaign to increase certificates of deposit by offering aggressively priced promotional rates on these accounts. The following table presents average balances, interest income and expense and yields earned or rates paid on all interest-earning assets and interest-bearing liabilities for the years indicated.

	Years Ended March 31,
	2006			2005			2004
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
					(Dollars in thousands)
Assets:
Interest-earning assets:
Mortgage loans	$400,576	$24,425	6.10%	$358,783	$21,902	6.10%	$361,305	$22,797	6.31%
Other loans	5,898	428	7.26	6,347	366	5.77	5,789	363	6.29

Total loans	406,474	24,853	6.11	365,130	22,268	6.10	367,094	23,160	6.31

Short-term investments	6,570	232	3.53	15,368	175	1.14	20,342	204	1.00
Investment securities	112,206	5,256	4.68	111,085	5,173	4.66	76,638	3,743	4.88

Total investments	118,776	5,488	4.62	126,453	5,348	4.22	96,980	3,947	4.07

Total interest-earning assets	525,250	30,341	5.78	491,583	27,616	5.62	464,074	27,107	5.84

Allowance for loan losses	(3,754)			(3,607)			(3,400)
Non-interest-earning assets	16,747			16,797			16,317

Total assets	$538,243			$504,773			$476,991

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$315,733	$6,893	2.18	$281,226	$4,733	1.68	$255,717	$4,436	1.73
Other borrowings	8,615	537	6.23	6,901	304	4.41	1,977	82	4.15
Advances from FHLB of Boston	133,718	6,594	4.93	140,482	6,848	4.87	143,380	7,019	4.90

Total interest-bearing liabilities	458,066	14,024	3.06	428,609	11,885	2.77	401,074	11,537	2.88

Non-interest-bearing deposits				32,601			29,998
Other liabilities	41,209			3,308			3,862

Total liabilities				464,518			434,934
Stockholders’ equity	38,968			40,255			42,057

Total liabilities and stockholders’ equity	$538,243			$504,773			$476,991

Net interest and dividend income		$16,317			$15,731			$15,570

Interest rate spread			2.72%			2.85%			2.96%

Net yield on interest-earning assets			3.11%			3.20%			3.36%

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

	2006 vs. 2005			2005 vs. 2004
	Changes due to			Changes due to
	increase (decrease) in:			increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
			(In thousands)
Interest income:
Mortgage loans	$2,523	$—	$2,523	$(155)	$(740)	$(895)
Other loans	(28)	90	62	33	(30)	3

Total income from loans	2,495	90	2,585	(122)	(770)	(892)

Short-term investments				(54)	25	(29)
Investment securities	(145)	202	57	1,606	(176)	1,430

Total income from investments	58	25	83	1,552	(151)	1,401

Total interest and dividend income	(87)	227	140	1,430	(921)	509

Interest expense:
Deposits	631	1,529	2,160	429	(132)	297
Other borrowings	(336)	82	(254)	217	5	222
Advances from FHLB of Boston	88	145	233	(131)	(40)	(171)

Total interest expense	383	1,756	2,139	515	(167)	348

Net interest and dividend income	$2,025	$(1,439)	$586	$915	$(754)	$161

Interest and Dividend Income. The Company experienced an incease of $586,000 in net interest and dividend income for the year ended March 31, 2006 compared to fiscal 2005. The balance of average interest-earning assets increased by $33.7 million to $525.3 million with the Company continued shift of its asset mix towards commercial real estate lending as residential lending slowed due to raising interest rates. Management has decided that most fixed-rate residential mortgage loans would be sold in the secondary market rather than put into the loan portfolio. During fiscal 2006, $19.3 million of such loans were sold. This strategy, combined with continued loan prepayments as customers refinance their mortgages at favorable rates, lead to a reduction in the average balance of residential mortgage loans of $4.6 million in fiscal 2006. The reduction in residential mortgage loans was offset by an increase in the average balance of commercial real estate loans of $39.4 million during fiscal 2006. The average balance of mortgage loans increased from $358.8 million during fiscal 2005 to $400.6 million for fiscal 2006 a change of $41.8 million or 11.6%.
     Interest income on loans increased from fiscal 2005 to fiscal 2006 by $2.6 million to $24.9 million due to an increase in the average balance of loans of $41.3 million to $406.3 million. Interest income on investments increased by $140,000 in fiscal 2006 primarily due to increasing rates on investments, which was partially offset by a $7.7 million decline in average balance of investments during fiscal 2006 as compared to fiscal 2005. In fiscal 2006 excess short term funds have been used to pay down FHLB advances. The yield on investments during fiscal 2006 and fiscal 2005 is 4.62% and 4.22% respectively.
     Interest Expense. Interest expense increased $2.1 from $11.9 million in fiscal 2005 to $14.0 million in fiscal 2006. This increase is attributable to a $29.5 million increase in the average balance of interest-bearing liabilities, primarily due to the increase in certificates of deposit, which increased in average balance by $88.8 million from $122.4 million during fiscal 2005 to $211.3 million in fiscal 2006. The increase in certificates of deposits was primarily the result of the Bank’s promotional campaign to increase these deposits by offering agressively priced promotional rates on certificates of deposit coupled with increases in deposit interset rates in its market area. The increase in interest expense due to higher balances for certificates of deposit was partially offset by a decline in average balance for FHLB advances. The average balance for FHLB advances declined $6.8 million from $140.5 million during fiscal 2005 to $133.7 million in fiscal 2006. The average cost of FHLB advances increased by 6 basis points in fiscal 2006. The increase in the average balance of other borrowings of $1,714,000 was primarily due to the issuance of subordinated debentures by the Company in fiscal year 2005 which contributed $316,000 and $135,000 to interest expense during fiscal year 2006 and 2005 respectively.
     Provision for Loan Losses. During the fiscal year ended March 31, 2006 and 2005, the Company provided $100,000 for loan losses compared with a $200,000 provision for the year ended March 31, 2004. While the Company’s loan quality, as measured principally by delinquency rates, charge-offs and loan classifications continues to be strong, the provision for loan losses during the fiscal years ended March 31, 2006, 2005 and 2004 reflects the shifting of the mix of the loan portfolio to a greater portion of commercial estate loans as a percentage of total loans. This loan type is generally considered to have greater inherent risk of loss than one to four family residential mortgagte loans. At March 31, 2006, the Company had two non-performing loans totaling $1.2 million and two non-performing loans totaling $190,000 as of March 31, 2005.
     Non-Interest Income.
     2006 v. 2005
     Total non-interest income increased $342,000, or 20.7%, in fiscal 2006 to $2 million from $1.7 million in fiscal 2005. The increase is primarily the result of an increase in fees for deposit accounts of $320,000 from an overdraft protection program initiated in fiscal year 2006 and an increase in other income of $100,000 primarily due to loan prepayment fees and increased fees from third party investment services. These increases were partially offset by decreases in gains on sales of loans and gains on sales of investment securities.
     2005 v. 2004
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
     Non-Interest Expenses.
     2006 v. 2005
     Non-interest expenses increased $665,000 during fiscal 2006, or 4.9%, to $14.2 million as compared to $13.5 million for the year ended March 31, 2006. The increase is principally due to an increase in salaries and benefits of $783,000 and occupancy costs of $279,000, partially offset by decreases in professional fees of $258,000, other expense costs of $121,000 and data processing costs of $68,000.
     Salaries and employee benefits increased $783,000, or 10.2%, to $7.7 million in fiscal 2006 as compared to the prior year. This increase was primarily due to an accrued severance expense of $283,000 due to branch staffing restructuring, overall salary increases in the ordinary course of business, increases in staffing to support a larger asset base and increased health care costs.
     Office occupancy and equipment expenses increased $279,000, or 20.5%, to $1.6 million in fiscal 2006 as compared to the prior year. This increase was primarily due to increased insurance and maintenance and repairs expense, along with increased depreciation of bank buildings and equipment and amortization of leasehold improvements.
     Data processing servicing fees decreased by $68,000, or 6.7%, to $950,000 in fiscal 2006 as compared to the prior year. The decrease was primarily due to a renegotiation and extension of the contract with the Bank’s primary data processing provider.

     Professional fees decreased $258,000, or 25.8%, to $742,000 in fiscal 2006 as compared to the prior year. The decrease in 2006 was primarily due to a decrease in legal fees of $139,000 and a decrease of $103,000 in professional fees paid to outside consulting related to services utilized in 2005 that were absent in 2006.
     Marketing expenses increased $50,000. or 8.7% to $624,000 in fiscal 2006 as compared to the prior year as the Bank continued to aggressively market products to remain competitive in the market for deposit and loan customers.
     Other non-interest expenses decreased by $121,000, or 6.5%, to $1.7 million in fiscal 2006 due primarily to an insurance settlement recovery of $36,309 and an overall decrease in general overhead costs, specifically office supplies and other services provided to the Bank.
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
     Professional fees increased $666,000 or approximately 200%, to $1.0 million in fiscal 2005 as compared to the prior year. The increase in 2005 was primarily due to the costs incurred by the Company that were associated with the stock buyback by the Company and the ESOP plan during the current fiscal year, while the prior year amounts include the insurance recovery of expenses incurred with the shareholder litigation discussed herein.
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
Financial Condition
     Total assets at March 31, 2006 amounted to $547.3 million, an increase of $26.2 million, or 5% from $521.1 million at March 31, 2005. The growth in assets in 2006 was primarily caused by growth in the commercial real estate portfolio which grew primarily as a result of continued focus on originating these loans. Total assets at March 31, 2005 amounted to $521.1 million, an increase of $30.2 million, or 6.1%, from $490.9 million at

March 31, 2004. The growth in assets in 2005 was primarily caused by growth in the commercial real estate portfolio. The modest growth in assets in fiscal 2004 was primarily caused by an increase in deposits of $7.9 million.
     Net loans increased $28.8 million, or 7.5%, to $411.5 million at March 31, 2006 from March 31, 2005 primarily due to growth in the commercial real estate portfolio. Net loans increased $29.6 million, or 8.4%, to $382.7 million at March 31, 2005, as compared to March 31, 2004, primarily due to the growth in the commercial real estate portfolio. The increase in fiscal 2005 is after realizing an increase of $39.0 million in commercial mortgage loans during fiscal 2004. These increases reflect management’s decision to increase commercial real estate loans (which carry an interest rate that generally adjusts every five years based on the FHLB classic advance rate) as a percentage of the total loan portfolio. As of March 31, 2006, commercial mortgages represent just over 50% of the loan portfolio.
     Total deposits increased $60.2 million, or 18.1%, to $393.4 million at March 31, 2006, as compared to March 31, 2005, primarily due to an increase in certificates of deposits. Total certificates of deposit represent approximately 56.2% of total deposits at March 31, 2006. The Bank realized increases of $6.9 million in demand deposits, and decreases of $9.3 million in NOW accounts and $8.8 million in regular savings accounts during fiscal 2006. Total deposits increased $37.3 million, or 12.6%, to $333.2 million at March 31, 2005, as compared to March 31, 2004, primarily due to the promotional campaign to originate certificates of deposit that was initiated in fiscal 2005 and continued in fiscal 2006.
     Advances from the FHLB of Boston decreased to $103.5 million at March 31, 2006 from $138.1 million at March 31, 2005. The Bank decreased its borrowings from the FHLB of Boston in both fiscal 2006 and 2005 consistent with its intent of reducing the utilization of FHLB advances. The reduction of the FHLB advances was achieved through the use of funds from the increased certificates of deposit balances. The Bank aggressively priced and marketed certificates of deposits between seven months and thirteen months which increased by approximately $51.6 million of new funds, some of which were used to reduce FHLB advances and to originate loans.
     Stockholders’ equity increased to $39.2 million at March 31, 2006 from $38.2 million at March 31, 2005 due primarily to an increase in net earnings, partially offset by dividends paid of $950,000.
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
     Deposits have been a relatively stable source of funds for the Bank despite significant competition. The Bank has increased deposits since March 31, 2004 by $97.5 million to $393.4 million at March 31, 2006. During fiscal years 2006 and 2005, the Bank increased deposits by $60.2 million and $37.3 million or 18.1% and 12.6%, respectively, primarily as a result of the Bank’s efforts to aggressively price and market certificates of deposit with terms between 7 months and 13 months. Core deposits, consisting or non-interest bearing demand deposits, saving accounts, NOW accounts and money market accounts, represented approximately two-thirds of the Bank’s total deposits in fiscal 2004 but declined to less than 60% at March 31, 2005 and to under 45% at March 31, 2006, as funds moved from money market and other core accounts to certificate accounts, to a great extent as a result of the aforementioned promotions. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts, as well regular savings and NOW accounts into higher rate certificates. While the percentage of core deposits to total deposits has declined, balances in non interest earning demand deposits have increased from $34.0 million at March 31, 2005 to $40.9 million at March 31, 2006. It is uncertain whether the impact of sustained higher interest rates will continue to draw balances from the core accounts into the certificates of deposit in future years.

     The Bank is a member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2006 and 2005, the Bank had outstanding FHLB of Boston advances of $103.5 million and $138.1 million, respectively. The FHLB of Boston advances are secured primarily by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2006, the Bank had approximately $78.1 million in unused borrowing capacity at the FHLB of Boston.
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
     On September 16, 2004 the Company completed a trust preferred securities financing forming a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). Central Bancorp Capital Trust I is the Company’s only special purpose entity. The Company, within the financing transaction and concurrent with the issuance of the junior subordinated debentures and the trust preferred securities, issued a guarantee related to the trust securities for the benefit of the holders. Refer to “Subordinated Debenture” in Notes to Consolidated Financial Statements for more detail.
     Management believes that the Company and Bank have adequate sources of liquidity to fund these commitments.

Contractual Obligations and Commitments by Maturity
     The following table sets forth information regarding the Company’s contractual obligations and commitments as of March 31, 2006.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(In thousands)
Deposits	$393,413	$366,220	$22,839	$4,354	$—
Advances from FHLB	103,500	13,500	37,000	44,000	9,000
Short-term borrowings	—	—	—	—	—
Subordinated debenture	5,258	—	—	—	5,258
ESOP loan	2,532	388	776	776	592
Operating lease obligations	1,694	248	367	338	741

Total contractual cash obligations	$506,397	$380,356	$60,982	$49,468	$15,591

	Amount of Commitment Expiring by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(In thousands)
Loan commitments	$5,460	$5,460	$—	$—	$—
Lines of credit	27,412	6,754	5,150	—	15,508
Sell mortgage loans	2,518	2,518	—	—	—

Total commitments	$35,390	$14,732	$5,150	$—	$15,508

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
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2006, the minimum total risk-based capital ratio required was 8.00%. The Company’s and the Bank’s risk-based total capital ratios at March 31, 2006 were 12.03% and 11.10%, respectively.
     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3% for the most highly rated banks and 4% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 7.31% and 7.98%, respectively, at March 31, 2006.

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
     The Bank quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and immediate downward shifts of 150 basis points and 75 basis points for fiscal year 2006 and 2005, respectively. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2006		2005
	Amount	% Change	Amount	% Change
		(Dollars in thousands)
200 basis point increase in rates	$(1,530)	(10.0)%	$—	—%
300 basis point increase in rates			(2,361)	(13.8)
200 basis point decrease in rates	611	4.0	—	—
150 basis point decrease in rates	—	—	(455)	(2.7)

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,
	2006	2005
ASSETS
Cash and due from banks	$6,590	$6,158
Short-term investments	8,673	225

Cash and cash equivalents	15,263	6,383

Certificates of deposit (note 11)	627	606
Investment securities available for sale (amortized cost of $99,159 in 2006 and $108,732 in 2005) (note 2)	97,195	108,616
Stock in Federal Home Loan Bank of Boston (notes 2 and 7)	8,300	8,300
The Co-operative Central Bank Reserve Fund (note 2)	1,576	1,576

Total investments	107,071	118,492

Loans held for sale (note 1)	45	2,221

Loans (note 3)	415,318	386,382
Less allowance for loan losses (note 4)	3,788	3,681

Net loans	411,530	382,701

Accrued interest receivable	2,678	2,444
Banking premises and equipment, net (note 5)	3,870	2,807
Deferred tax asset, net (note 8)	2,347	1,639
Goodwill, net (note 1)	2,232	2,232
Other assets	1,612	1,546

Total assets	$547,275	$521,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 6)	$393,413	$333,215
Short-term borrowings	—	141
Federal Home Loan Bank advances (notes 2 and 7)	103,500	138,135
Subordinated debenture (note 1)	5,258	5,258
ESOP loan (note 11)	2,532	2,921
Advance payments by borrowers for taxes and insurance	1,277	1,168
Accrued expenses and other liabilities	2,106	1,994

Total liabilities	508,086	482,832

Commitments and Contingencies (notes 8, 9 and 12)
Stockholders’ equity (note 10):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,590,181 shares issued at March 31, 2006 and 1,588,598 shares issued at March 31, 2005	2,033	2,031
Additional paid-in capital	2,938	2,976
Retained income	40,421	38,728
Accumulated other comprehensive income	(1,281)	(56)
Unearned compensation — ESOP (note 11)	(4,922)	(5,440)

Total stockholders’ equity	39,189	38,239

Total liabilities and stockholders’ equity	$547,275	$521,071

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Years Ended March 31,
	2006	2005	2004
Interest and dividend income:
Mortgage loans	$24,425	$21,902	$22,797
Other loans	428	366	363
Short-term investments	232	175	204
Investments	5,256	5,173	3,743

Total interest and dividend income	30,341	27,616	27,107

Interest expense:
Deposits	6,893	4,733	4,436
Advances from Federal Home Loan Bank of Boston	6,615	6,848	7,019
Other borrowings	516	304	82

Total interest expense	14,024	11,885	11,537

Net interest and dividend income	16,317	15,731	15,570
Provision for loan losses (note 4)	100	100	200

Net interest and dividend income after provision for loan losses	16,217	15,631	15,370

Non-interest income:
Deposit service charges	969	649	600
Net gains (losses) from sales and write-downs of investment securities (note 2)	419	453	(135)
Gain on sales of loans	208	252	295
Brokerage income	125	101	138
Other income	276	200	228

Total non-interest income	1,997	1,655	1,126

Non-interest expenses:
Salaries and employee benefits (note 11)	8,476	7,693	7,187
Occupancy and equipment (note 5)	1,642	1,363	1,159
Data processing service fees	950	1,018	1,093
Professional fees (note 12)	742	1,000	334
Advertising and marketing	624	574	775
Other expenses (note 1)	1,749	1,870	1,853

Total non-interest expenses	14,183	13,518	12,401

Income before income taxes	4,031	3,768	4,095
Provision for income taxes (note 8)	1,388	1,305	1,159

Net income	$2,643	$2,463	$2,936

Earnings per common share (note 1):
Basic	$1.85	$1.66	$1.89

Diluted	$1.84	$1.65	$1.88

Weighted average common shares outstanding — basic	1,429	1,482	1,551

Weighted average common and equivalent shares outstanding — diluted	1,438	1,493	1,565
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands, Except Per Share Data)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
	Stock	Capital	Income	Stock	Income (Loss)	ESOP	Equity

Balance at March 31, 2003	$2,028	$12,751	$34,601	$(7,249)	$1,002	$(3,690)	$39,443
Net income	—	—	2,936	—	—	—	2,936
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,291	—	1,291

Comprehensive income							4,227

Proceeds from exercise of stock options (2,524 shares)	2	45	—	—	—	—	47
Tax benefit of stock options	—	18	—	—	—	—	18
Director deferred compensation transactions	—	60	—	(62)	—	—	(2)
Dividends paid ($0.48 per share)	—	—	(682)	—	—	—	(682)
Amortization of unearned compensation — ESOP	—	46	—	—	—	357	403

Balance at March 31, 2004	2,030	12,920	36,855	(7,311)	2,293	(3,333)	43,454

Net income	—	—	2,463	—	—	—	2,463
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(2,349)	—	(2,349)

Comprehensive income							114

Purchase of 77,134 shares by ESOP (Note 11)	—	—	—	—	—	(2,565)	(2,565)
Proceeds from exercise of stock options (775 shares)	1	15	—	—	—	—	16
Tax benefit of stock option	—	4	—	—	—	—	4
Director deferred compensation transactions	—	64	—	(55)	—	—	9
Dividends paid ($0.48 per share)	—	—	(712)	—	—	—	(712)
Amortization of unearned compensation — ESOP	—	5	—	—	—	458	463
Purchase of treasury stock (77,134 shares) (Note 12)	—	—	—	(2,565)	—	—	(2,565)
Other equity transactions (note 10)	—	(10,032)	122	9,931	—	—	21

Balance at March 31, 2005	2,031	2,976	38,728	—	(56)	(5,440)	38,239

Net Income	—	—	2,643	—	—	—	2,643
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(1,225)	—	(1,225)

Comprehensive income							1,418

Proceeds from exercise of stock options (1,583 shares)	2	23	—	—	—	—	25
Tax benefit of stock option exercises	—	5	—	—	—	—	5
Dividends paid ($.66 per share)	—	—	(950)	—	—	—	(950)
Amortization of unearned compensation — ESOP	—	(66)	—	—	—	518	452

Balance at March 31, 2006	$2,033	$2,938	$40,421	$—	$(1,281)	$(4,922)	$39,189

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(In Thousands)
The Company’s other comprehensive income (loss) and related tax effect for the years ended March 31 are as follows:

	2006
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding gains during period	$(1,471)	$(522)	$(949)
Add reclassification adjustment for net gains included in net income	(419)	(144)	(275)

Other comprehensive income	$(1,890)	$(666)	$(1,224)

	2005
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(3,191)	$(1,133)	$(2,058)
Add reclassification adjustment for net gains included in net income	(453)	(162)	(291)

Other comprehensive income	$(3,644)	$(1,295)	$(2,349)

	2004
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$1,824	$622	$1,202
Add reclassification adjustment for net losses included in net income	135	46	89

Other comprehensive loss	$1,959	$668	$1,291

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,643	$2,463	$2,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	572	427	319
Amortization of premiums and discounts	141	174	165
Provision for loan losses	100	100	200
Stock-based compensation	452	463	332
(Increase) decrease in deferred tax assets, net	(43)	(101)	(194)
Net (gains) losses from sales and write-downs of investment securities	(419)	(453)	135
Gain on sale of loans held for sale	(208)	(252)	(295)
Originations of loans held for sale	(17,120)	(21,935)	(32,823)
Proceeds from the sale of loans originated for sale	19,504	20,765	32,966
(Increase) decrease in accrued interest receivable	(234)	(241)	177
(Increase) in other assets, net	(66)	(522)	(348)
Increase (decrease) in advance payments by borrowers for taxes and insurance	109	(14)	183
Increase (decrease) in accrued expenses and other liabilities	112	(3,091)	(2,175)

Net cash provided by operating activities	5,543	(2,217)	1,578

Cash flows from investing activities:
Net (increase) decrease in loans	(28,929)	(29,713)	33,245
Principal payments on mortgage- backed securities	11,125	7,956	5,453
Purchases of investment securities	(11,716)	(48,036)	(40,431)
Proceeds from sales of investment securities	4,400	6,875	482
Maturities and redemptions of investment securities	6,000	4,995	13,500
Due to broker	—	—	3,029
(Purchase) redemption of certificate of deposit	(21)	605	(1,200)
Purchase of banking premises and equipment	(1,635)	(1,121)	(563)

Net cash provided by (used in) investing activities	(20,776)	(58,439)	13,515

Cash flows from financing activities:
Net increase (decrease) in deposits	60,198	37,295	7,961
Proceeds from FHLB of Boston advances	124,184	67,000	2,000
Repayments of FHLB of Boston advances	(158,819)	(74,300)	(5,300)
Proceeds from ESOP loan	—	—	3,506
Repayments of ESOP loan	(389)	(390)	(195)
Net increase (decrease) in short-term borrowings	(141)	3,631	669
Issuance of subordinated debenture	—	5,258	—
Proceeds from exercise of stock options	25	20	47
Tax benefit from exercise of stock option	5	—	—
Purchase of treasury stock	—	(2,565)	—
Payments of dividends, net	(950)	(712)	(682)
Purchase of common stock by ESOP	—	(2,565)	—
Other equity transactions	—	30	16

Net cash provided by financing activities	24,113	32,702	8,022

Net increase (decrease) in cash and cash equivalents	8,880	(27,954)	23,115
Cash and cash equivalents at beginning of year	6,383	34,337	11,222

Cash and cash equivalents at end of year	$15,263	$6,383	$34,337

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,113	$11,937	$11,591
Income taxes	$1,458	$1,065	$2,005
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Note 1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly-owned subsidiary, Central Co-operative Bank (the “Bank”), as well as wholly owned subsidiaries of the Bank.
     The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank (“FRB”). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC for deposits up to $100,000 for most accounts and up to $250,000 for retirement accounts and the Share Insurance Fund (“SIF”) for deposits in excess of the FDIC limits.
     The Company conducts its business through one operating segment, the Bank. Most of the Bank’s activities are with customers located in eastern Massachusetts. As set forth in Note 3 herein, the Bank concentrates in real estate lending. Management believes that the Bank does not have any significant concentrations in any one customer or industry.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”) which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 1 – Subordinated Debentures)
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.
     Certain prior year amounts have been reclassified to conform to the current year’s presentation. The following is a summary of the more significant accounting policies adopted by the Bank.
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $935,000 at March 31, 2006.
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
March 31, 2006
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
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2006 and 2005, net deferred loan fees of $272,000 and $389,000, respectively, were offset against the related loan balances for financial presentation purposes.
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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     Subordinated Debentures
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2006 the interest rate was 7.35%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.
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
March 31, 2006
     Banking Premises and Equipment
     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.
     Goodwill
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Annual Impairment testing was performed during 2006 and 2005 and in each analysis, it was determined that an impairment charge was not required.
     Pension Benefits
     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
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
     No options were granted during fiscal years 2004, and 2006. The estimated fair value of options granted in 2005 was $7.47. Options to purchase 33,299 shares were granted during fiscal year 2005. These options were fully vested when issued. Forfeitures during these years were insignificant. The impact on net income as a result of the Company’s use of the intrinsic value method rather than the fair value method of accounting for stock-based compensation is presented in the following table:

	Year ended March 31,
	2006	2005	2004
	(amounts in thousands, except per share amounts)
Net income available to common stockholders	$2,643	$2,463	$2,936
Total stock-based compensation under the fair–value-based method for all awards	—	249	—

Pro forma net income available to common stockholders	$2,643	$2,214	$2,936

Net income per share
As reported-basic	1.85	1.66	1.89
As reported-diluted	1.84	1.65	1.88

Pro forma-basic	1.85	1.49	1.89
Pro forma-diluted	1.84	1.48	1.88
     The per-share weighted-average fair value of stock options granted in 2005 was $7.47 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no options granted in 2006 and 2004.

	Expected	Risk-Free		Expected
Year	Dividend Yield	Interest Rate	Expected Option Life	Volatility Factor
2005	1.66%	4.14%	5 Years	26.20%

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2006, 2005 and 2004, there were approximately 154,000 170,000 and 107,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of basic and diluted earnings per share:

	2006	2005	2003
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$2,643	$2,463	$2,936

Weighted average number of common shares outstanding	1,590	1,624	1,664
Weighted average number of unallocated ESOP shares	(161)	(142)	(113)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,429	1,482	1,551
Incremental shares from the assumed exercise of dilutive stock options	9	11	14

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,438	1,493	1,565

Earnings per share
Basic	$1.85	$1.66	$1.89
Diluted	$1.84	$1.65	$1.88

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Recent Accounting Pronouncements
Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004). SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that the compensation cost relating to share-based payment awards be recognized in the Company’s financial statements, eliminating pro forma disclosure as an alternative. That cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured to fair value each reporting period. On April 14, 2005, the SEC deferred the compliance date of SFAS 123R until the beginning of a company’s next fiscal year for calendar-year companies. For the Company, implementation is therefore required beginning April 1, 2006. Adoption of SFAS 123R is not expected to have a material impact on the Company’s financial position or results of operations.
FASB Emerging Issues Task Force (“EITF”) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. In November 2003 and March 2004, the FASB’s EITF issued a consensus on EITF Issue 03-1. The guidance in EITF 03-1 provided application guidance to assess whether there has been any event or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Consideration is to be given to the length of time a security has had a market value less than the cost basis, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and, for debt securities, external credit ratings and recent downgrades. Securities deemed to be other-than-temporarily impaired are to be written down to fair value with the write-down recorded as a realized loss. Additionally, the guidance provided for expanded annual disclosure.
In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue No. 03-1-1 “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delayed the effective date for the guidance addressing the issues to be considered in determining whether a security is other-than-temporarily impaired. Companies still need to comply with the disclosure requirements under EITF 03-1 and all other relevant measurement and recognition requirements in other accounting literature.
In November 2005, the FASB issued FSP FAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FSP, which nullifies certain requirements of EITF 03-1, addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. Additionally, the FSP addresses accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance requires an impairment charge to be recognized in the current period if it is determined that a security will be sold in a subsequent period where the fair value is not expected to be fully covered by the time of sale. This FSP is effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The adoptions of EITF 03-1 and EITF 03-1-1 did not have a material impact on the Company’s financial position or results of operations and the Company does not believe that the adoption of FSP FAS 115-1 and 124-1 will have a material impact on the Company’s financial position or results of operations.
Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accruals or valuation allowance. Any

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield.
Future decrease in actual cash flows compared to the original expected cash flows are recognized as a valuation allowance and expensed immediately. Valuation allowances can not be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP was effective for loans acquired in fiscal years beginning after December 15, 2004 for the company. The adoption of SOP 03-3 did not have a material impact on the Company’s financial position or results of operations.
FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk”. In December 2005, the FASB issued FSP SOP 94-6-1. This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005.
FASB Interpretation “Accounting for Uncertain Tax Positions” The FASB met on May 10, 2006, and addressed its Uncertain Tax Positions project. Among the various decisions reached at this meeting, the FASB decided to amend FASB Statement No. 5, Accounting for Contingencies, to exclude contingencies relating to income taxes, and require the following disclosures as part of the final Interpretation:
o	A tabular reconciliation of the beginning and ending balances of unrecognized tax benefits in a manner similar to that prescribed in other recent guidance that addresses estimates with significant uncertainty.

o	For items in which it is reasonably possible that the estimate of the realized tax benefit (an increase in the unrecognized tax benefit liability) for the tax uncertainty will significantly change in the next 12 months:

o	The nature of the uncertainty;

o	The nature of the event that could occur in the next 12 months that would cause the change; and

o	An estimate of the range of the reasonably possible change or a statement that an estimate of the change cannot be made.

o	A description of open tax years by major tax jurisdictions.
The FASB currently intends to issue a final interpretation resulting from this income tax project in late June 2006.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Note 2. Investments (Dollars in Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
U.S. Government and agency obligations	$25,973	$—	$(566)	$25,407
Corporate bonds	28,558	175	(436)	28,297
Mortgage-backed securities	40,115	61	(1,228)	38,948

Total debt securities	94,646	236	(2,230)	92,652
Marketable equity securities	4,513	140	(110)	4,543

Total	$99,159	$376	$(2,340)	$97,195

	March 31, 2005
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
U.S. Government and agency obligations	$21,958	$5	$(238)	$21,725
Corporate bonds	34,688	790	(261)	35,217
Mortgage-backed securities	48,317	157	(595)	47,879

Total debt securities	104,963	952	(1,094)	104,821
Marketable equity securities	3,727	269	(201)	3,795

Total	$108,690	$1,221	$(1,295)	$108,616

     Gross unrealized losses and fair value at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less Than		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
U.S. Government and agency obligations	$12,719	$(256)	$12,688	$(311)
Corporate bonds	—	—	4,112	(436)
Mortgage-backed securities	17,141	(335)	20,214	(893)
Marketable equity securities	1,548	(136)	274	(5)

Total temporarily impaired securities	$31,408	$(727)	$37,288	$(1,645)

     As of March 31, 2006, securities held in the investment portfolio with unrealized losses have been evaluated by management and management has concluded that an other-than-temporary impairment does not exist at March 31, 2006. The primary reason these securities are in an unrealized loss position is due to changes in market conditions and interest rates. Most of the securities are debt securities whose values fluctuate daily based on the current interest rate environment. Management considers the credit worthiness of the issuer in evaluating impairment.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2006 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$20,950	$20,982	5.43%
Due after one year but within five years	33,727	32,867	4.80
Due after five years but within ten years	16,602	15,855	4.23
Due after ten years	23,367	22,946	4.74

	$94,646	$92,650

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2006, 2005 and 2004 (all classified as available for sale) were as follows:

	2006	2005	2004
	(Dollars in Thousands)
Proceeds from sales	$4,400	$6,875	$482
Gross gains	508	536	—
Gross losses	89	41	5
Other than temporary impairments	—	42	130

Net realized gains (losses)	$419	$453	$(135)

     During the years ended March 31, 2005 and 2004, the Bank recognized write-downs in certain equity securities totaling $42,000 and $130,000, respectively, as a result of declines in the fair value of such securities judged to be other-than-temporary. During the year ended March 31, 2006 the Bank did not recognize any write-downs for equity securities. These write-downs are included in the preceding table.
     A mortgage-backed security with an amortized cost of $886,000 and fair value of $860,000 at March 31, 2006, was pledged to provide collateral for certain customers. In addition, investment securities carried at $61.4 million were pledged under a blanket lien to partially secure the Bank’s advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”).
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
     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Cooperative Central Bank to advance funds to member banks or to make other investments.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Note 3. Loans (In Thousands)
     Loans as of March 31, 2006 and 2005 are summarized below:

	2006	2005
Real estate loans:
Residential real estate	$160,381	$159,838
Commercial real estate	213,935	194,326
Construction	27,680	17,187
Home equity lines of credit	7,505	9,194

Total real estate loans	409,051	380,545

Commercial loans	4,457	4,786
Consumer loans	1,360	1,051

Total loans	415,318	386,382
Less: allowance for loan losses	(3,788)	(3,681)

Total loans, net	$411,530	$382,701

     The Bank had two loans on non-accrual status totaling $190,000 as of March 31, 2005 and two loans on non-accrual status totaling $1,220,000 as of March 31, 2006. During the years ended March 31, 2006, 2005 and 2004, there were no impaired loans other than non-accrual loans.
     Mortgage loans serviced by the Bank for others amounted to $241,826 and $391,000 at March 31, 2006 and 2005, respectively.
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
     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

	2006	2005
Balance at beginning of year	$1,019	$901
New loans	16	302
Repayment of principal	(333)	(184)

Balance at end of year	$702	$1,019

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Note 4. Allowance for Loan Losses (In Thousands)
     A summary of changes in the allowance for loan losses follows:

	Years Ended March 31,
	2006	2005	2004
Balance at beginning of year	$3,681	$3,537	$3,284
Provision charged to expense	100	100	200
Amounts charged-off	(39)	(3)	(29)
Recoveries on accounts previously charged-off	46	47	82

Balance at end of year	$3,788	$3,681	$3,537

Note 5. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

			Estimated
	2006	2005	Useful Lives
Land	$589	$589
Buildings and improvements	3,059	2,969	50 years
Furniture and fixtures	7,887	6,715	3-5 years
Leasehold improvements	998	911	5-6 years

	12,533	11,184
Less accumulated depreciation and amortization	(8,663)	(8,377)

Total	$3,870	$2,807

     Depreciation and amortization for the years ended March 31, 2006, 2005 and 2004 amounted to $572,000, $427,000 and $319,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.
     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending March 31,
2007	$248
2008	198
2009	169
2010	169
2011	169
Thereafter	741
     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2006, 2005 and 2004 was $181,000, $152,000 and $147,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Note 6. Deposits (Dollars in Thousands)
     Deposits at March 31 are summarized as follows:

	2006	2005
Demand deposit accounts	$40,871	$33,982
NOW accounts	29,902	39,205
Passbook and other savings accounts	65,546	74,316
Money market deposit accounts	36,051	50,051

Total non certificate accounts	172,370	197,554

Term deposit certificates
Certificates of $100 and above	84,028	47,270
Certificates less than $100	137,015	88,391

Total term deposit certificates	221,043	135,661

	$393,413	$333,215

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2006 are as follows:

	Amount	Rate
Within 1 year	$193,850	3.60%
Over 1 to 3 years	22,839	3.50
Over 3 years	4,354	3.78

	$221,043	3.59

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31 follows:

	2006		2005
	Amount	Rate	Amount	Rate
Within 1 year	$13,500	3.71%	$25,635	4.17%
1-2 years	22,000	5.36	9,500	3.67
2-3 years	15,000	5.13	18,000	5.58
3-4 years	20,000	5.97	15,000	5.13
4-5 years	24,000	5.61	20,000	5.94
Over 5 to 10 years	9,000	3.83	50,000	4.75
Over 10 years	—		—

	$103,500	5.15%	$138,135	4.82%

     At March 31, 2006, advances totaling $86.0 million were callable prior to their scheduled maturity of which $18.0 million were callable during fiscal 2007. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $78.1 million at March 31, 2006.
Note 8. Income Taxes (Dollars in Thousands)
     The components of the provision for income taxes for the years indicated are as follows:

	Years Ended March 31,
	2006	2005	2004
Current Federal	$1,446	$1,332	$1,113
State	76	74	(148)

Total current provision	1,522	1,406	965
Deferred (prepaid)	(134)	(101)	194

	$1,388	$1,305	$1,159

     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Years Ended March 31,
	2006	2005	2004
Statutory Federal tax rate	34.0%	34.0%	34.0%
Items affecting Federal income tax rate:
Dividends received deduction	(0.6)	(0.7)	(0.4)
Stock buyback costs	—	1.5	—
State income taxes	0.7	0.2	3.3
Retroactive REIT legislation and settlement	—	—	(9.1)
ESOP expense	—	(0.5)	—
Other	0.3	0.1	0.5

Effective tax rate	34.4%	34.6%	28.3%

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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31 are as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$975	$872
Deferred loan origination fees	10	21
Depreciation	353	282
Post-employee retirement benefit accrual	253	247
Write-down of investments	24	395
Unrealized loss on securities, net	696	18
Capital loss carryforward	273	—
Other	69	101

Gross deferred tax asset	2,653	1,936

Deferred tax liabilities:
Unrealized gain on securities, net		—
Accrued dividend receivable	44	34
Deferred loan origination costs	262	263
Deferred income	—	—

Gross deferred tax liability	306	297

Net deferred tax asset	$2,347	$1,639

     Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing at March 31, 2006. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. At March 31, 2006, recoverable income taxes, plus estimated taxes for fiscal 2007, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.
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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     Financial instruments with off-balance sheet risks as of March 31, included the following:

	2006	2005
Unused home equity and personal lines of credit	$18,563	$17,655
Unadvanced portions of construction loans	8,011	14,088
Unadvanced portions of commercial loans	838	1,917
Commitments to originate commercial mortgage loans	3,684	18,277
Commitments to originate residential mortgage loans	1,776	8,557
Commitments to sell residential mortgage loans	2,518	5,196

Total off-balance sheet commitments	$35,390	$65,690

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
     In October 1991, the Company adopted a Shareholder Rights Agreement (“Rights Plan”) entitling each shareholder, other than an Acquiring Person or an Adverse Person as defined below, to purchase the Company’s stock at a discounted price in the event any person or group of persons exceeded predetermined ownership limitations of the Company’s outstanding common stock (an “Acquiring Person”) and, in certain circumstances, engaged in specific activities deemed adverse to the interests of the Company’s shareholders (an “Adverse Person”). The Rights Plan was due to expire in October 2001, but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011.
     Beginning in April 1999, the Board of Directors authorized a series of four separate 5% stock repurchase programs under which the Company has acquired 442,428 shares of its stock at an average cost of $21.95 per share. The latest repurchase program was completed in September 2004 as part of the stock repurchased under the Stock Purchase Agreement between the Company and the ESOP and PL Capital and other related parties.
     In fiscal 2005, the Commonwealth of Massachusetts adopted legislation that eliminated treasury stock, including treasury stock that was present at the effective date. As a result of this change, the presentation of treasury stock in the equity section of the balance sheet is no longer permitted for Massachusetts corporations. Shares that have been or will be repurchased are restored to the status of authorized but unissued shares.
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2006, the Bank met all capital adequacy requirements to which it is subject.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Company (consolidated)
Total capital	$47,139	13.09%	$28,816	≥8.00%	N/A		N/A
Tier 1 capital	43,337	12.03	14,408	≥4.00	N/A		N/A
Tier 1 leverage capital	43,337	7.93	21,858	≥4.00	N/A		N/A
Bank
Total capital	$43,684	12.15%	$28,755	≥8.00%	$35,944	≥	10.00%
Tier 1 capital	39,882	11.10	14,378	≥4.00	21,566	≥	6.00
Tier 1 leverage capital	39,882	7.31	21,826	≥4.00	27,283	≥	5.00

As of March 31, 2005:
Company (consolidated)
Total capital	$44,855	12.12%	$29,619	≥8.00%	N/A		N/A
Tier 1 capital	41,162	11.12	14,810	≥4.00	N/A		N/A
Tier 1 leverage capital	41,162	8.04	20,477	≥4.00	N/A		N/A
Bank
Total capital	$41,451	11.19%	$29,631	≥8.00%	$37,038	≥	10.00%
Tier 1 capital	37,758	10.19	14,815	≥4.00	22,223	≥	6.00
Tier 1 leverage capital	37,758	7.38	20,455	≥4.00	25,569	≥	5.00
Note 11. Employee Benefits (Dollars in Thousands, Except Per Share Data)
Pension and Savings Plans
     As a participating employer in the Cooperative Banks Employees Retirement Association (“CBERA”), a multi-employer plan, the Bank has in effect a noncontributory defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) covering substantially all eligible employees.
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
     Expenses for the Pension Plan and the Savings Plan were $441,000, $441,000 and $448,000, for the years ended March 31, 2006, 2005 and 2004, respectively. Forfeitures are used to reduce expenses of the plans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
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
     Through October 2003, the ESOP repaid its loans to the Company with funds from the Bank’s contributions to the ESOP along with dividends on unallocated ESOP shares. These loans had terms of up to 20 years. In October 2003, the ESOP refinanced these loans from the Company with a third party lender. In connection with this refinancing, the Company received proceeds of $3,506,000, of which $2,250,000 was contributed to the Bank’s capital. The loan bears interest at the prevailing prime rate plus 1/2% and matures in March 2012. Principal payments of $97,000 are to be made each quarter. The loan is collateralized by the ESOP’s unallocated Company stock, a certificate of deposit of $627,000 and a pledge of the Company’s stock in the Bank. In addition, the Company guarantees repayment of the loan.
     The Company entered into a settlement agreement with certain shareholders in September 2004. Pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates, the Company and the ESOP completed the purchase of 77,134 shares of the Company’s common stock.
     Compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP expense for fiscal 2006, 2005 and 2004 amounted to $439,000, $455,000 and $332,000, respectively.
Stock Option Plan
     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997 and the other plan terminated in 2005.
     Stock option activity is as follows for the years indicated:

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2003	31,474	$18.572
Exercised	(2,524)	18.469

Balance March 31, 2004	28,950	18.581

Exercised	(775)	19.796
Granted	33,299	28.990

Balance March 31, 2005	61,474	24.204

Exercised	(1,583)	18.471

Balance March 31, 2006	59,891	24.356

     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2006, no shares remained unissued under the Stock Option Plans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
     All stock options are fully vested and exercisable at the time of grant. The range of exercise prices and weighted average remaining contractual lives of outstanding stock options at March 31, 2006 are as follows:

	Exercise	Number	Remaining
	Price	Outstanding	Life
	$16.625	12,451	4.9 years
	20.250	14,141	3.8 years
	28.990	33,299	9.0 years

Average/Total	$24.356	59,891	6.7 years

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2006 and 2005.

	2006		2005
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(258)	$(209)	$(254)	$(373)
Fully eligible participants	—	—	—	—

Total	$(258)	$(209)	$(254)	$(373)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(254)	$(373)	$(260)	$(444)
Service cost less expense component	—	—	—	—
Interest cost	(15)	(19)	(14)	(22)
Actuarial gain (loss)	5	47	15	61
Amendment	—	107	—	—
Assumptions	4	(4)	(5)	(5)
Benefits paid	2	32	10	37

Accumulated benefit obligations at year-end	$(258)	$(210)	$(254)	$(373)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	32	10	37
Benefits paid and expenses	(1)	(32)	(10)	(37)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Funded	$(258)	$(210)	$(254)	$(373)
Unrecognized net obligation	60	174	69	199
Unrecognized prior service cost	—	(107)	—	—
Unrecognized prior year service	—	—	—	—
Unrecognized net loss (gain)	(72)	(196)	(65)	(169)

	$(270)	$(339)	$(250)	$(343)

Reconciliation of (accrual) prepaid:
(Accrued) prepaid pension cost at beginning of year	$(250)	$(343)	$(240)	$(348)
Minus net periodic cost	(21)	(28)	(20)	(32)
Plus employer contributions, net	1	32	10	37

(Accrued) prepaid cost at end of year	$(270)	$(339)	$(250)	$(343)

Benefit obligation weighted average assumption as of fiscal year-end:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75	5.75	5.75	5.75

Rate of compensation increase	—	—	—	—

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006

	1 Percentage Point Increase
	2006			2005
	Life		Medical	Life		Medical
Impact of 1% change in health care trend rates:
Effect on total service and interest cost components	$	N/A	$(1)	$	N/A	$1
Effect on the post retirement benefit obligations		N/A	20		N/A	23

Components of net periodic benefit cost:
Service cost		$—	$—		$—	$—
Interest cost		15	19		15	22
Expected return on plan assets		—	—		—	—
Amortization of prior service cost		8	25		8	24
Recognized actuarial (gain) loss		(2)	(16)		(3)	(14)

Net periodic benefit cost		$21	$28		$20	$32

Periodic benefit cost weighted average assumptions:
Discount rate		5.75%	5.75%		6.00%	6.00%
Expected return on plan assets		5.75%	5.75%		6.00%	6.00%
Rate of compensation increase					—	—
     For measurement purposes, an 11% annual rate of increase in the per capita cost of covered health care benefits was assumed for the fiscal year ended March 31, 2004. The rate was assumed to decrease gradually to 5.5% for the fiscal year ending March 31, 2007 and remain at that level thereafter.
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
     On September 17, 2004, The Company and the ESOP each purchased 77,134 shares of the Company’s common stock pursuant to the terms of the Stock Purchase Agreement, dated September 13, 2004, by and among the Company and the ESOP and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
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

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2006
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
     The estimated carrying amounts and fair values of the Bank’s financial instruments are as follows:

	March 31, 2006		March 31, 2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$6,590	$6,590	$6,158	$6,158
Short-term investments	8,673	8,673	225	225
Certificate of deposit	627	627	606	606
Investment securities	97,195	97,187	108,616	108,616
Loans held for sale	45	45	2,221	2,213
Net loans	411,530	413,844	382,701	385,491
Stock in Federal Home Loan Bank of Boston, at cost	8,300	8,300	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	2,678	2,678	2,444	2,444

Liabilities
Deposits	$393,413	$375,481	$332,215	$315,484
Short-term borrowings	0	0	141	141
Advances from FHLB of Boston	103,500	104,522	138,135	141,507
ESOP loan	2,532	2,532	2,921	2,921
Subordinated debenture	5,258	5,258	5,258	5,258
Advance payments by borrowers for taxes and insurance	1,277	1,277	1,168	1,168
Accrued interest payable	507	507	595	595

Note 14. Parent Company Only Condensed Financial Statements (In Thousands)
     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	March 31,
Balance Sheets	2006	2005

Assets
Cash deposit in subsidiary bank	$217	$220
Certificate of deposit (Note 11)	627	606
Investment in subsidiary	40,834	39,935
ESOP loan (Note 11)	2,452	2,531
Investment in unconsolidated subsidiary	158	162
Other assets	190	86

Total assets	$44,478	$43,540

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$5,258	$5,258
Accrued taxes and other liabilities	31	43
Total stockholders’ equity	39,189	38,239

Total liabilities and stockholders’ equity	$44,478	$43,540

	Years Ended March 31,
Statements of Income	2006	2005	2004

Dividends from subsidiary	$1,300	$800	$1,000
Interest income	160	87	98
Interest expense on subordinated debentures	(330)	(135)	—
Non-interest income (expenses) (Note 12)	(332)	(529)	87

Income before income taxes	798	223	1,185
Income tax benefit (provision)	171	98	(63)

Income before equity in undistributed net income of subsidiary	969	321	1,122
Equity in undistributed net income of subsidiary	1,674	2,142	1,814

Net income	$2,643	$2,463	$2,936

	Years Ended March 31,
Statements of Cash Flows	2006	2005	2004

Cash flows from operating activities:
Net income	$2,643	$2,463	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,674)	(2,142)	(1,814)
Decrease (increase) in other assets	(104)	(96)	394
Increase (decrease) in accrued taxes and other liabilities	(6)	(38)	(949)

Net cash provided by operating activities	859	187	567

Cash flows from investing activities:
ESOP loans, net of repayment	79	(2,531)	3,660
(Purchase) redemption of certificate of deposit	(21)	605	(1,200)
Investment in subsidiary	—	—	(2,366)

Net cash provided by (used in) investing activities	58	(1,926)	94

Cash flows from financing activities:
Proceeds from exercise of stock options	30	20	47
Proceeds from issuance of subordinated debenture	—	5,100	—
Purchase of treasury stock	—	(2,565)	—
Cash dividends paid, net	(950)	(712)	(682)
Other, net	—	9	(12)

Net cash provided by (used in) financing activities	(920)	1,852	(647)

Net increase (decrease) in cash in subsidiary bank	(3)	113	14
Cash in subsidiary bank at beginning of year	220	107	93

Cash in subsidiary bank at end of year	$217	$220	$107

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Central Bancorp, Inc.:
We have audited the accompanying balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2006 and 2005, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc and subsidiary as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
VITALE, CATURANO & COMPANY, LTD.
May 4, 2006
Boston, Massachusetts

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
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
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information contained under the sections captioned “Proposal I — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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

The information required by this item is incorporated herein by reference to the section captioned “Proposal I—Election of Directors—Security Ownership of Management” in the Proxy Statement.

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

     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2006.

	(a)	(b)	(c)
Number of securities remaining
available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plan (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	59,891	$24.356	—

Equity compensation plans not approved by security holders	—	—	—

Total (1)	59,891	$24.356	—

(1)	The 1999 Stock Option and Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.
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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(b)	Exhibits

The following exhibits are filed as exhibits to this report.

Exhibit No.	Description
3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[2]	Amended Bylaws of Central Bancorp, Inc.

4.1[2]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1[1]	Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 †

10.2[1]	First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 †

10.3[1]	Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 †

10.4[1]	Third Amendment to the Employment Agreement between the Bank and John D. Doherty, dated January 8, 1999 †

10.5[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.6[1]	Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 †

10.7[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.8[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999 †

10.09[3]	1999 Stock Option and Incentive Plan †

10.10[4]	Deferred Compensation Plan for Non-Employee Directors †

10.11[2]	Senior Management Incentive Plan, as amended †

10.12[7]	Severance Agreement between the Bank and Bryan E. Greenbaum, dated March 17, 2005†

10.13[5]	Stock Purchase Agreement dated September 13, 2004, between the Company and the Central Co-operative Bank Employee Stock Ownership Trust, on the one hand, and PL Capital, LLC, Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., Goodbody/PL Capital, LLC, Richard Lashley, John W. Palmer and Richard J. Fates on the other hand on behalf of themselves and their respective affiliates

14[6]	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan.

1	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-25251) filed with the SEC on June 28, 1999.

2	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

3	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

4	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

5	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on September 14, 2004.

6	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

7	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 29, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 23, 2006	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty	June 23, 2006
John D. Doherty
Chairman, President and Chief Executive Officer

/s/ Paul S. Feeley	June 23, 2006
Paul S. Feeley Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Gregory W. Boulos Gregory W. Boulos Director	June 23, 2006

/s/ Paul E. Bulman Paul E. Bulman Director	June 23, 2006

/s/ Joseph R. Doherty Joseph R. Doherty	June 23, 2006
Director

James F. Linnehan
Director

/s/ Albert J. Mercuri, Jr. Albert J. Mercuri, Jr.	June 23, 2006
Director

/s/ John J. Morrissey John J. Morrissey	June 23, 2006
Director

/s/ Richard E. Stevens Richard E. Stevens	June 23, 2006
Director

/s/ Edward F. Sweeney, Jr. Edward F. Sweeney, Jr.	June 23, 2006
Director