Form 10-Q
period 2006-06-30
CENTRAL BANCORP INC /MA/
filed 2006-08-14
CIK 1076394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Common Stock, $1.00 par value	1,590,951 shares

Class	Outstanding at August 11, 2006

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

	June 30,	March 31,
(Dollars in Thousands, except for Per Share Data)	2006	2006

ASSETS
Cash and due from banks	$8,755	$6,590
Short-term investments	19,176	8,673

Cash and cash equivalents	27,931	15,263

Certificates of deposit	627	627
Investment securities available for sale (amortized cost of $89,900 at June 30, 2006 and $99,159 at March 31, 2006)	87,583	97,195
Stock in Federal Home Loan Bank of Boston, at cost	5,933	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	$95,092	$107,071

Loans held for sale	383	45

Loans (Note 2)	411,885	415,318
Less allowance for loan losses	3,843	3,788

Net loans	408,042	411,530

Accrued interest receivable	2,161	2,678
Banking premises and equipment, net	4,872	3,870
Deferred tax asset, net	2,473	2,347
Goodwill, net	2,232	2,232
Other assets	1,666	1,612

Total assets	$545,479	$547,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 3)	$408,898	$393,413
Short-term borrowings	391	—
Federal Home Loan Bank advances	86,500	103,500
Subordinated debenture (Note 4)	5,258	5,258
ESOP Loan	2,435	2,532
Advance payments by borrowers for taxes and insurance	1,153	1,277
Accrued expenses and other liabilities	1,885	2,106

Total liabilities	506,520	508,086

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,590,951 shares issued at June 30, 2006 and 1,590,181 shares issued at March 31, 2006	2,033	2,033
Additional paid-in capital	2,951	2,938
Retained income	40,275	40,421
Accumulated other comprehensive loss (Note 5)	(1,507)	(1,281)
Unearned compensation — ESOP	(4,793)	(4,922)

Total stockholders’ equity	38,959	39,189

Total liabilities and stockholders’ equity	$545,479	$547,275

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Interest and dividend income
Mortgage loans	$6,141	$5,885
Other loans	127	103
Short-term investments	95	13
Investments	1,126	1,367

Total interest and dividend income	7,489	7,368

Interest expense:
Deposits	2,531	1,352
Advances from Federal Home Loan Bank of Boston	1,228	1,724
Other borrowings	152	133

Total interest expense	3,911	3,209

Net interest and dividend income	3,578	4,159
Provision for loan losses	50	50

Net interest and dividend income after provision for loan losses	3,528	4,109

Non-interest income:
Deposit service charges	256	232
Net gains from sales of investment securities	112	117
Net gains on sales of loans	33	55
Other income	89	90

Total non-interest income	490	494

Non-interest expenses:
Salaries and employee benefits	2,179	2,066
Occupancy and equipment	504	382
Data processing fees	233	238
Professional fees	237	207
Advertising and marketing	222	183
Other expenses	471	439

Total non-interest expenses	3,846	3,515

Income before income taxes	172	1,088
Provision for income taxes (Note 6)	59	382

Net income	$113	$706

Earnings per common share — basic (Note 8)	$0.08	$0.50

Earnings per common share — diluted (Note 8)	$0.08	$0.49

Weighted average common shares outstanding — basic	1,440	1,423

Weighted average common and equivalent shares outstanding — diluted	1,453	1,429
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Loss	ESOP	Equity

Three Months Ended June 30, 2006

Balance at March 31, 2006	$2,033	$2,938	$40,421	$(1,281)	$(4,922)	$39,189

Net income	—	—	113	—	—	113
Other comprehensive loss net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)	—	—	—	(226)	—	(226)

Comprehensive income						(113)

Proceeds from exercise of stock options (770 shares)	—	13	—	—	—	13
Tax benefit of stock option exercises	—	4	—	—	—	4
Dividends paid ($0.18 per share)	—	—	(259)	—	—	(259)
Amortization of unearned compensation — ESOP —	—	(4)	—	—	129	125

Balance at June 30, 2006	$2,033	$2,951	$40,275	$(1,507)	$(4,793)	$38,959

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$113	$706
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	187	137
Amortization of premiums	34	38
Provision for loan losses	50	50
Stock-based compensation	125	108
Net gains from sales and write-downs of investment securities	(112)	(117)
Gain on sales of loans held for sale	(33)	(55)
Originations of loans held for sale	(3,929)	(5,474)
Proceeds from sale of loans originated for sale	3,624	4,815
Decrease in accrued interest receivable	517	120
Increase in other assets, net	(54)	(53)
Decrease (Increase) in advance payments by borrowers for taxes and insurance	(124)	15
Increase (decrease)in accrued expenses and other liabilities, net	(221)	93

Net cash provided by (used in) operating activities	177	383

Cash flows from investing activities:

(Increase) decrease in loans	3,438	(13,364)
Principal payments on mortgage-backed securities	2,361	2,510
Proceeds from the redemption of FHLB stock	2,367	—
Proceeds from sales of investment securities	1,962	1,838
Purchases of investment securities	(1,885)	(1,695)
Maturities and calls of investment securities	6,900	1,000
Purchase of banking premises and equipment	(1,189)	(305)

Net cash provided by (used in) investing activities	13,954	(10,016)

Cash flows from financing activities:

Increase in deposits	15,485	6,273
Proceeds from advances from FHLB of Boston	—	49,000
Repayment of advances from FHLB of Boston	(17,000)	(41,000)
Increase (decrease) in short-term borrowings	391	(4,476)
Repayment of ESOP loan	(97)	(97)
Proceeds from exercise of stock options	13	25
Tax benefit from exercise of stock option	4	5
Dividends paid, net	(259)	(169)
Net directors’ deferred compensation	—	(2)

Net cash provided by (used in) financing activities	(1,463)	9,559

Net increase (decrease) in cash and cash equivalents	12,668	(74)
Cash and cash equivalents at beginning of year	15,263	6,383

Cash and cash equivalents at end of period	$27,931	$6,309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,983	$3,218
Income taxes	$193	$278
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (the “Trust”), which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”), issued in December 2002, the Trust is not included in the Company’s consolidated financial statements. (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2006. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of June 30, 2006 and March 31, 2006 are summarized below (unaudited, in thousands):

	June 30,	March 31,
	2006	2006
Real estate loans:
Residential real estate (1-4 family)	$159,023	$160,381
Commercial real estate	205,254	213,935
Construction	33,942	27,680
Home equity lines of credit	6,850	7,505

Total real estate loans	405,069	409,501

Commercial loans	5,480	4,457
Consumer loans	1,336	1,360

Total loans	411,885	415,318
Less: allowance for loan losses	(3,843)	(3,788)

Total loans, net	$408,042	$411,530

     There were three loans on non-accrual status totaling $2,155,000 as of June 30, 2006 and two loans on non-accrual status totaling $1,221,000 as of March 31, 2006. Net interest income not recognized on non-accrual loans amounted to $56,542 for the quarter ended June 30, 2006 and $75,859 for the fiscal year ended March 31, 2006.
     At June 30, 2006 and March 31, 2006, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
     A summary of changes in the allowance for loan losses for the three months ended June 30, 2006 and 2005 follows (unaudited, in thousands):

	Three Months Ended
	June 30,
	2006	2005
Balance at beginning of period	$3,788	$3,681
Provision charged to expense	50	50
Less: charge-offs	(8)	(10)
Add: recoveries	13	10

Balance at end of period	$3,843	$3,731

(3) Deposits
     Deposits at June 30, 2006 and March 31, 2006 are summarized as follows (unaudited, in thousands):

	June 30, 2006	March 31, 2006
Demand deposit accounts	$38,833	$40,871
NOW accounts	35,167	29,902
Passbook and other savings accounts	61,935	65,546
Money market deposit accounts	31,672	36,051

Total non-certificate accounts	167,607	172,370

Term deposit certificates
Certificates of $100,000 and above	93,003	84,028
Certificates of less than $100,000	148,288	137,015

Total term deposit certificates	241,291	221,043

Total deposits	$408,898	$393,413

(4) Subordinated Debenture
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2006, the interest rate was 7.77%. The Debentures are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees the Trust’s financial obligations.

(5) Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income (loss) and related tax effect for the three months ended June 30, 2006 and 2005 are as follows (unaudited, in thousands):

	For the Three Months Ended
	June 30, 2006
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(241)	$(89)	$(152)
Less: reclassification adjustment for net gains included in net income	112	38	74

Other comprehensive loss	$(353)	$(127)	$(226)

	For the Three Months Ended
	June 30, 2005
	Before-
	Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$360	$123	$237
Add: reclassification adjustment for net gains included in net income	117	43	74

Other comprehensive loss	$477	$166	$311

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
(6) Contingencies
Legal Proceedings
     The Company from time to time is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Event
     On July 20, 2006, the Board of Directors voted for the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on August 18, 2006 to stockholders of record as of August 4, 2006.
(8) Earnings per Share (EPS)
     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At June 30, 2006 and 2005, there were approximately 149,000 and 166,000 unallocated ESOP shares, respectively. For the periods ended June 30, 2006 and 2005 there are no pro forma expenses associated with options granted in either year.
     The following depicts a reconciliation of earnings per share:

	Three Months Ended
	June 30,
	2006	2005
	Unaudited
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$113	$706

Weighted average number of common shares outstanding	1,591	1,590

Weighted average number of unallocated ESOP shares	(151)	(167)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,440	1,423

Incremental shares from the assumed exercise of dilutive stock options	13	5

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,453	1,429

Earnings per share

Basic	$.08	$.50

Diluted	$.08	$.49

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2006
(9) Stock Option Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”), using the statement’s modified prospective application method. Prior to April 1, 2006, the Company followed SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to April 1, 2006.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006. The Company had no unvested stock options outstanding at March 31, 2006 and made no option grants in the quarter ended June 30, 2006. Accordingly, there was no compensation expense recorded in the quarter ended June 30, 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.
          The company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997 and the other plan terminated in 2005.
     On May 20, 2006, the Board of Directors adopted, subject to shareholder approval at the Annual Meeting, the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan will become effective as of the date it is approved by the Company's shareholders. The 2006 Plan became effective July 31, 2006.
The Board has determined that the ability to provide key personnel with equity-based compensation is an important element of the Company's overall compensation strategy and that equity-based compensation will allow the Company to attract and retain key personnel. As of March 31, 2006, no shares remain available for the grant of options to officers and employees under the Company's existing stock option plans. The Board has reserved 150,000 shares of common stock for issuance upon the grant or exercise of awards pursuant to the 2006 Plan.
The plan will be administered by a committee appointed by the Board of Directors (the “Committee”). The Committee will have the authority to designate participants; determine the type or types of awards to be granted to each participant and the number, terms and conditions thereof; establish, adopt or revise any rules and regulations it deems advisable to administer the 2006 Plan; and make all other decisions and determinations that may be required under the 2006 Plan.
The 2006 Plan authorizes the granting of awards in any of the following forms:

•	options to purchase shares of common stock, which may be non-statutory stock options or incentive stock options under the Internal Revenue Code of 1986, as amended;

•	restricted stock, which is subject to restrictions or transferability and subject to forfeiture on terms set by the Committee; or

•	other stock-based awards in the discretion of the Committee, which awards may be in the form of either full value or appreciation rights awards

The maximum number of shares of common stock that may be covered by options (or other appreciation rights awards) granted under the plan to any one person during any one calendar year is 37,500. Options are fully vested when granted.
          Stock option activity is as follows for the quarter ended June 30, 2006

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2006	59,891	$24.356
Granted	—	—
Exercised	(770)	18.490
Canceled	—	—
Balance June 30, 2006	59,121	24.430
          The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2006, no shares remained unissued under the Stock Option Plans.

          All stock options are fully vested and exercisable at the time of grant. The range of exercise prices, weighted average remaining contractual lives of outstanding stock options, and aggregate intrinsic value at June 30, 2006 are as follows:

			Weighted
			Average
			Remaining	Weighted
		Number	Contractual	Average	Aggregate
	Exercise	of Shares	Life	Exercise	Intrinsic
	Price	Outstanding	(Years)	Price	Value
	$16.625	12,077	4.8	$16.625	$182,061
	20.250	13,745	3.7	20.250	157,380
	28.990	33,299	8.8	28.990	90,240

Average/Total	$24.356	59,121	6.5	$24.356	$429,681

   There were no unvested outstanding stock options at June 30, 2006 and June 30, 2005
(10) Recent Accounting Pronouncements
          In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“ FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on the Bank’s consolidated financial statements.
Item 2. Discussion and Analysis of Financial Condition and Results of Operations
          Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Central Bancorp, Inc. (the “Company” or “Central Bancorp”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and footnotes appearing in Part I, Item 1 of this document.
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
          The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with nine full-service facilities, a limited service high school branch in suburban Boston, and a stand alone 24-hour automated teller machine in Somerville. We primarily generate funds in the form of deposits and use the funds to make mortgage loans for construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in our market area.
          The operations of the Company and its subsidiary are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks, the Federal Reserve Board and the Federal Deposit Insurance Corporation.
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
          The following is a discussion and analysis of the Company’s results of operations for the quarters ended June 30, 2006 and 2005 and its financial condition at June 30, 2006 and March 31, 2006. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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

Comparison of Financial Condition at June 30, 2006 and March 31, 2006
          Total assets decreased by $1.8 million, or 0.33%, from $547.3 million at March 31, 2006 to $545.5 million at June 30, 2006. During the quarter ended June 30, 2006, total loans (excluding loans held for sale) decreased by $3.5 million, or 0.83% reflecting a decrease in commercial real estate loans of $8.7 million to $205.3 million from $213.9 million, and increases in construction and commercial loans of $6.3 million and $1.0 million, respectively, and a decline in residential loans and home equity loans of $2.0 million. Construction and commercial loans increased primarily as a result of new loans and disbursement of available credit on new and existing loans. Residential real estate loans decreased to $159.0 million from $160.4 million. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long term fixed-rate residential mortgage loans originated during the current quarter should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
          Cash and cash equivalents increased $12.7 million, or 83.0% to $27.9 million primarily as a result of a $12.7 million increase in short-term investments and, to a lesser extent, a $2.2 million increase in cash and due from banks, which increased from the quarter ended March 31, 2006 primarily as a result of the $15.5 million increase in deposits. Investment securities decreased $9.6 million, or 10.0%, as the proceeds from the maturity of investment securities were used to fund growth in construction and commercial loans. Stock in the Federal Home Loan Bank of Boston decreased from $8.3 million to $5.9 million due to decreased capital stock requirements for outstanding advances. The allowance for loan losses increased $55,000 from March 31, 2006. Management considered the allowance for loan losses to be adequate at both June 30, 2006 and March 31, 2006. Accrued interest receivable decreased $517,000 from $2.7 million to $2.2 million primarily as a result of a decrease in accrued interest receivable in investment securities of $434,000. Banking premises and equipment net, increased to $4.9 million at June 30, 2006 from $3.9 million at March 31, 2006 primarily due to the opening of the Bank’s new operations center and branch in Medford and to a lesser extent improvements at other branch offices.
          The Company experienced a net increase in total deposits of $15.5 million, or 3.9%, primarily as a result of a $ 20.2 million increase in term deposits partially offset by a decrease of $4.8 million in core deposits (consisting of all non-certificate accounts) The decrease in core deposits was related to declines in savings accounts, money market deposit accounts, and demand deposits, at least in part as customers took advantage of higher certificate of deposit rates, partly offset by an increase in NOW accounts of $5.3 million. The increase in term deposits is the result of special promotional rates offered on shorter-term deposits (primarily for 7-months) in anticipation of changing interest rates in the market place, due to higher interest rates in general and increased competition for these deposit accounts within the Bank’s market. These shorter-term deposits have been marketed to a larger target base to solicit new customers and to increase balances of existing customer accounts. Deposit originations of $1.1 million by the Bank’s new Medford office also contributed to deposit growth.
          Total borrowings decreased $16.7 million from $111.3 million at March 31, 2006 to $94.2 million at June 30, 2006. The Bank was able to decrease borrowed funds and fund loan growth by the increase in deposits due to the successful promotion of certificates of deposit during the first quarter of fiscal year 2007. Federal Home Loan Bank long term advances decreased $17.0 million, or 16.4%, while short-term borrowings increased from zero to $391,000 as a result of daily funding requirements.
          Accrued expenses and other liabilities decreased from $2.1 million to $1.9 million primarily due to decreased accrued interest on Federal Home Loan Bank advances and decreases in other accrued expenses.
          Total stockholders’ equity declined during the first three months of fiscal 2007 by $230 thousand primarily due to the payment of dividends to shareholders and a decline in other comprehensive income, offset by net income for the quarter.

Comparison of Operating Results for the Quarters Ended June 30, 2006 and 2005
          Net income decreased from $706,000, or $0.49 per diluted share for the quarter ended June 30, 2005 to $113,000, or $0.08 per diluted share, for the quarter ended June 30, 2006. The decrease in net income for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was primarily the result of a decrease in net interest and dividend income from $4.2 million for the 2005 quarter to $3.6 million for the 2006 period, a $4,000 decrease in non-interest income and an increase in non-interest expense from $3.5 million to 3.8 million, partially offset by a decrease in the provision for income taxes.
          Net Interest Income The decrease in net interest and dividend income is primarily the result of the combined effect of a decrease in net interest spread and net interest margin. Decreases occurred in the net interest spread and the net interest margin from 2.88% and 3.23%, respectively, for the quarter ended June 30, 2005 to 2.29% and 2.72%, respectively, for the quarter ended June 30, 2006. The decline in the spread and margin were primarily due to related changes in both the volume and the rates for interest earning assets and interest bearing liabilities. The income from interest earning assets was impacted by a lower average balance of long-term investments as maturities and principal payments remained in short-term funds after funding loan originations and reducing Federal Home Loan Bank borrowings. To a lesser extent, the postponement of the dividend on our investment stock in the Federal Home Loan Bank also contributed to the decline in net interest spread and net interest margin. An overall increase in interest expense contributed to the decline in net interest spread and net interest margin primarily due to the increased balance of certificate of deposit accounts, which was partially offset by a decline in borrowing expense as the balance of Federal Home Loan Bank advances declined. The cost of funds increased by 57 basis points, the yield on interest-earning assets declined by 2 basis points. Interest-bearing liabilities repriced upward faster than interest-earning assets primarily due to the increase in short-term interest rates and the flat yield curve, as well as our continued offering of promotional rates on certificates of deposit due to increased competition for deposit accounts in our market.
          The Company’s net interest margin decreased 51 basis points from 3.23% in the prior year’s quarter to 2.72% in the current quarter. The 51 basis point decrease in net interest margin is attributable to the shift in deposit growth from core deposits to certificates of deposit. The average balance of certificates of deposit during the quarter ended June 30, 2006 was $141.0 million or $87.5 million less than the average balance of $229 million during the same quarter ended 2005. The Company has continued to hold its core deposit rates at a static level, while pricing its shorter term certificates of deposit accounts (primarily for 7 months) to better compete for these accounts in its markets..
          Interest Income. Interest and dividend income for the quarter ended June 30, 2006 increased approximately $121 thousand to $7.5 million as compared to $7.4 million in the prior year quarter. This increase was primarily a result of a $16.9 million, or 4.3%, increase in the average balance of loans from June 30, 2005 to June 30, 2006 and a $6.7 million increase in the average balance of short-term investments, partially offset by a $13.2 million decrease in the average balance of investment securities. The average balance of loans increased primarily as a result of an increase in the originations of commercial real estate loans, which increased mainly due to the Bank’s continued focus on originating these loans. The increase in interest income derived from the increase in the average balance of assets was partially offset by a two point decline in the yield on average interest earnings assets from 5.72% to 5.70%. Interest and dividend income was also negatively impacted as a result of the Federal Home Loan Bank’s postponement of its quarterly dividend because of restrictions in its new capital guidelines. During the quarter ended June 30, 2005, the FHLB’s dividend totaled $88 thousand and we expected the dividend to exceed $100,000 in the quarter ended June 30, 2006. We have been advised that the FHLB expects to declare a six-month equivalent dividend during the quarter ending September 30, 2006.

Interest Expense Interest expense for the quarter ended June 30, 2006 increased by $702 thousand to $3.9 million as compared to $3.2 million in the quarter ended June 30, 2005. The increase in interest expense is the combined effect of an increase in average interest bearing deposit accounts from $299.2 million at June 30, 2005 to $356.5 million at June 30, 2006 and an increase of 57 basis points in the cost of funds from 2.84% in the quarter ended June 30, 2005 to 3.41% in the quarter ended June 30, 2006. The increase in the cost of funds is primarily the result of the combined effect of general market interest rate increases and the Bank offering promotional rates on short-term deposits (primarily seven month certificates of deposit). The increase in the average balance of deposits was partially offset by a $49.0 million decrease in the average balance of advances from the FHLB of Boston and a $1.1 million decrease in other borrowings.
          The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005.

	Three Months Ended June 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$406,129	$6,141	6.05%	$389,546	$5,885	6.04%
Other loans	6,421	127	7.91	6,149	103	6.70
Investment securities	104,056	1,126	4.33	117,287	1,367	4.66
Short-term investments	9,167	96	4.19	2,496	13	2.08

Total interest-earning assets	525,773	7,490	5.70	515,478	7,368	5.72

Allowance for loan losses	(3,807)			(3,697)
Non-interest-earning assets	17,341			16,628

Total assets	$539,307			$528,409

Interest-bearing liabilities:
Deposits	356,481	2,531	2.84	$299,158	1,352	1.81
Advances from FHLB of Boston	94,104	1,228	5.22	143,053	1,724	4.82
Other borrowings	8,662	152	7.02	9,751	133	5.46

Total interest-bearing liabilities	459,247	3,911	3.41	451,962	3,209	2.84

Non-interest-bearing liabilities	40,981			37,793

Total liabilities	500,228			489,755

Stockholders’ equity	39,079			38,654

Total liabilities and stockholders’ equity	$539,307			$528,409

Net interest and dividend income		$3,579			$4,159

Net interest spread			2.29%			2.88%

Net interest margin			2.72%			3.23%

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

          During the quarters ended June 30, 2006 and June 30, 2005 the Company provided $50,000 for loan losses. While the Company’s asset quality, as measured continually by delinquency rates, charge-offs and loan classifications, continues to be satisfactory, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicates the need for the Company to continue to assess the adequacy of the reserve for loan losses and provide additional provisions when required. Changes in the mix of the loan portfolio are detailed in footnote 2 of this document.
          Non-Interest Income. Total non-interest income was $490,000 for the quarter ended June 30, 2006 compared to $494,000 in the same period of 2005. The primary reason for the $4,000 decrease in the current year’s quarter was due to the increased fees earned in 2006 on transaction deposit accounts of $24,000. Net gains on sales of investments totaled $112,000 during the current quarter, down $5,000 from the $117,000 recognized in the prior year’s quarter. Gains on sales of loans totaled $33,000 during the current quarter, down $22,000 from the $55,000 recognized in the prior year’s quarter, due to a decline in residential lending volume.
          Non-Interest Expense. Non-interest expense increased $331,000, or 9%, to $3.8 million during the quarter ended June 30, 2006 as compared to $3.5 million during the same quarter in 2005 due principally to increases in salaries and employee benefits of $113,000, increases in office occupancy and equipment of $122,000, increases in marketing expenses of $39,000, increases in professional fees of $30,000 and increases in other non-operating expenses of $32,000, partially offset by a $5,000 decline in data processing expenses.
          The increase in salaries and employee benefits of $113,000, or 5.5%, to $2.2 million during the quarter ended June 30, 2006, was due primarily to increases in salary in the ordinary course of business, and increases in staffing as we opened a new branch office, and healthcare care costs.
          Office occupancy and equipment expenses increased $122,000 or 32%, to $504,000 during the current quarter ended June 30, 2006 due to higher utility costs, increased maintenance costs and increased depreciation of equipment, partly as a result of our new branch and operations center.
          Professional fees increased $30,000, or 15%, to $237,000 during the current quarter ended June 30, 2006 due primarily to an increase in audit costs as well as contract labor and costs associated with complying with the requirements of the provisions of the Sarbanes Oxley Act..
          Marketing expenses increased $39,000, or 21%, to $222,000 during the current quarter ended June 30, 2006 as compared to June 30, 2005 due to increased costs for newspaper advertising, ad production, and printing costs for brochures and flyers related to the current promotions for demand deposit accounts and certificates of deposit during the quarter ended June 30, 2006. Included in marketing expenses for the quarter ended June 30, 2006 are costs associated in promoting the Bank’s new branch in Medford.
          Other non-interest expenses increased $32,000, or 7.3%, to $471,000 during the current quarter ended June 30, 2006 due to increases in general overhead costs.
          Income Taxes. The effective tax rates for the quarters ended June 30, 2006 and 2005 were 34.5 % and 35%, respectively.
Liquidity and Capital Resources
          Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At June 30, 2006, the Company had approximately $89.9 million in unused borrowing capacity at the FHLB of Boston.
          At June 30, 2006, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $38.6 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
          The Company’s and the Bank’s capital ratios at June 30, 2006 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.07%	7.43%
Tier 1 Capital (to risk-weighted assets)	12.22%	11.27%
Total Capital (to risk-weighted assets)	13.30%	12.35%
          These ratios place the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the FDIC.
Off-Balance Sheet Arrangements
          In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
          For the three months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
          The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on both actual and forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of actual and forecasted cash flows and management’s assumptions is compared to net interest income projections based on an immediate shift of 200 basis points upward and 200 basis points downward. Internal guidelines on interest rate risk state that for every immediate shift in interest rates of 100 basis points, estimated net interest income over the next twelve months should decline by no more than 5%.

          The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	June 30,		March 31,
	2006		2006
	Amount%	Change	Amount	% Change
	(Dollars in thousands)
200 basis point increase in rates	$(1,481)	(10.27)%	$(1,530)	(10.0)%
200 basis point decrease in rates	329	2.28	611	4.0
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
          In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          The Company did not repurchase any of its securities during the quarter ended June 30, 2006.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          On July 31, 2006, the Registrant convened its Annual Meeting of Stockholders.
          The first item submitted to a vote of stockholders was the election of three directors, Joseph R. Doherty, Richard E. Stevens and Edward F. Sweeney, Jr., who were elected directors for a term of three years each. Continuing directors are Gregory W. Boulos, Paul E. Bulman, John D. Doherty, James F. Linnehan, John J. Morrissey and Albert J. Mercuri, Jr. The following is a record of the voting in the election of directors:

ELECTION OF DIRECTORS	FOR	WITHHELD
Joseph R. Doherty	1,366,905	136,592
Richard E. Stevens	1,366,568	136,929
Edward F. Sweeney, Jr.	1,365,768	137,729
     There were no abstentions or broker non-votes.
The second item submitted of a vote of the stockholders was the approval of the Central Bancorp, Inc. 2006 Long-Term Incentive Plan. The proposal passed and a following is a record of the voting on the 2006 Long-Term Incentive Plan.

2006 LONG-TERM INCENTIVE PLAN	FOR	AGAINST
2006 Long-Term Incentive Plan	876,764	159,083
     There were 7,323 share abstentions and 460,326 share broker non-votes.
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

CENTRAL BANCORP, INC.
Registrant

August 14, 2006	By:	/s/ John D. Doherty

John D. Doherty
Chairman, President and Chief Executive Officer

August 14, 2006	By:	/s/ Paul S. Feeley

Paul S. Feeley
Senior Vice President, Treasurer and
Chief Financial Officer