Form 10-Q
period 2006-09-30
CENTRAL BANCORP INC /MA/
filed 2006-11-14
CIK 1076394

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑

Common Stock, $1.00 par value	1,639,951 shares

Class	Outstanding at November 3, 2006

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

	September 30,	March 31,
(Dollars in Thousands)	2006	2006

ASSETS

Cash and due from banks	$5,249	$6,590
Short-term investments	4,665	8,673

Cash and cash equivalents	9,914	15,263

Certificates of deposit	642	627
Investment securities available for sale (amortized cost of $94,463 at September 30, 2006 and $99,159 at March 31, 2006)	93,582	97,195
Stock in Federal Home Loan Bank of Boston, at cost	6,318	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	101,476	107,071

Loans held for sale	—	45

Loans (Note 2)	434,700	415,318
Less allowance for loan losses	3,850	3,788

Net loans	430,850	411,530

Accrued interest receivable	2,555	2,678
Banking premises and equipment, net	4,920	3,870
Deferred tax asset, net	1,957	2,347
Goodwill, net	2,232	2,232
Other assets	1,536	1,612

Total assets	$556,082	$547,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	$388,747	$393,413
Short-term borrowings	6	—
Federal Home Loan Bank advances	116,500	103,500
Subordinated debenture (Note 4)	5,258	5,258
ESOP Loan	2,337	2,532
Advanced payments by borrowers for taxes and insurance	1,371	1,277
Accrued expenses and other liabilities	1,762	2,106

Total liabilities	515,981	508,086

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,590,951 shares issued at September 30, 2006 and 1,590,181 shares issued at March 31, 2006	2,033	2,033
Additional paid-in capital	2,952	2,938
Retained income	40,367	40,421
Accumulated other comprehensive loss (Note 5)	(588)	(1,281)
Unearned compensation – ESOP	(4,663)	(4,922)

Total stockholders’ equity	40,101	39,189

Total liabilities and stockholders’ equity	$556,082	$547,275

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income:
Mortgage loans	$6,630	$6,087	$12,771	$11,972
Other loans	146	104	273	207
Short-term investments	121	53	216	66
Investments	1,344	1,327	2,470	2,694

Total interest and dividend income	8,241	7,571	15,730	14,939

Interest expense:
Deposits	2,877	1,507	5,409	2,859
Advances from Federal Home Loan Bank of Boston	1,329	1,718	2,557	3,441
Other borrowings	159	132	310	266

Total interest expense	4,365	3,357	8,276	6,566

Net interest and dividend income	3,876	4,214	7,454	8,373
Provision for loan losses	—	50	50	100

Net interest and dividend income after provision for loan losses	3,876	4,164	7,404	8,273

Non-interest income:
Deposit service charges	249	235	505	467
Net gains from sales of investment securities	116	96	228	213
Net gains on sales of loans	25	85	59	140
Other income	57	190	145	280

Total non-interest income	447	606	937	1,100

Non-interest expenses:
Salaries and employee benefits	2,177	2,374	4,356	4,440
Occupancy and equipment	543	381	1,047	763
Data processing fees	254	240	487	478
Professional fees	220	199	457	406
Advertising and marketing	100	161	322	344
Other expenses	493	450	964	888

Total non-interest expenses	3,787	3,805	7,633	7,319

Income before income taxes	536	965	708	2,054
Provision for income taxes (Note 6)	185	341	244	724

Net income	$351	$624	$464	$1,330

Earnings per common share – basic (Note 8)	$0.24	$0.44	$0.32	$0.93

Earnings per common share – diluted (Note 8)	$0.24	$0.43	$0.32	$0.93

Weighted average common shares outstanding – basic	1,444	1,427	1,442	1,425

Weighted average common and equivalent shares outstanding — diluted	1,457	1,436	1,455	1,433
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Income	ESOP	Equity

Six Months Ended September 30, 2006

Balance at March 31, 2006	$2,033	$2,938	$40,421	$(1,281)	$(4,922)	$39,189
Net income			464			464
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)				693		693

Comprehensive income						1,157

Proceeds from exercise of stock options (770 shares)		13				13
Tax benefit of stock option exercises		4				4
Dividends paid ($0.36 per share)			(518)			(518)
Amortization of unearned compensation – ESOP		(3)			259	256

Balance at September 30, 2006	$2,033	$2,952	$40,367	$(588)	$(4,663)	$40,101

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$464	$1,330
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	379	277
Amortization of premiums	49	65
Provision for loan losses	50	100
Stock-based compensation	256	221
Net gains from sales and write-downs of investment securities	(228)	(213)
Gain on sales of loans held for sale	(59)	(140)
Originations of loans held for sale	(5,266)	(10,367)
Proceeds from sale of loans originated for sale	5,370	12,464
Decrease in accrued interest receivable	123	1
Decrease in other assets, net	76	48
Increase in advance payments by borrowers for taxes and insurance	94	207
Increase (decrease) in accrued expenses and other liabilities, net	(344)	318

Net cash provided by operating activities	964	4,311

Cash flows from investing activities:

Increase in loans	(19,370)	(27,189)
Principal payments on mortgage-backed securities	4,430	6,053
Proceeds from the redemption of FHLB stock (net)	1,982	—
Proceeds from sales of investment securities	3,550	2,727
Purchases of investment securities	(10,020)	(3,061)
Maturities and calls of investment securities	6,900	1,500
Purchase of banking premises and equipment	(1,429)	(428)

Net cash used in investing activities	(13,957)	(20,398)

Cash flows from financing activities:

Increase (decrease) in deposits	(4,666)	17,066
Proceeds from advances from FHLB of Boston	56,000	84,000
Repayment of advances from FHLB of Boston	(43,000)	(83,335)
Increase (decrease) in short-term borrowings	6	(141)
Repayment of ESOP loan	(195)	(194)
Proceeds from exercise of stock options	13	25
Tax benefit from exercise of stock options	4	5
Dividends paid, net	(518)	(421)
Net directors’ deferred compensation	—	(3)

Net cash provided by financing activities	7,644	17,002

Net increase (decrease) in cash and cash equivalents	(5,349)	915
Cash and cash equivalents at beginning of year	15,263	6,383

Cash and cash equivalents at end of period	$9,914	$7,298

Supplementary disclosure of cash flows information:
Cash paid during the period for:
Interest	$8,287	$6,589
Income taxes	$578	$798
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or any other period.
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
(2) Loans
     Loans, excluding loans held for sale, as of September 30, 2006 and March 31, 2006 are summarized below (unaudited, in thousands):

	September 30,	March 31,
	2006	2006

Real estate loans:
Residential real estate (1-4 family)	$176,586	$160,381
Commercial real estate	206,831	213,935
Construction	37,172	27,680
Home equity lines of credit	6,986	7,505

Total real estate loans	427,575	409,501

Commercial loans	5,882	4,457
Consumer loans	1,243	1,360

Total loans	434,700	415,318
Less: allowance for loan losses	(3,850)	(3,788)

Total loans, net	$430,850	$411,530

     There were three loans on non-accrual status totaling $1,573,000 as of September 30, 2006 and two loans on non-accrual status totaling $1,221,000 as of March 31, 2006. Net interest income not recognized on non-accrual loans amounted to $65,378 for the quarter ended September 30, 2006 and $75,859 for the fiscal year ended March 31, 2006.
     At September 30, 2006 and March 31, 2006, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
     A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2006 and 2005 follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$3,843	$3,731
Provision charged to expense	—	50
Less: charge-offs	(12)	(11)
Add: recoveries	19	13

Balance at end of period	$3,850	$3,783

	Six Months Ended
	September 30,
	2006	2005
Balance at beginning of period	$3,788	$3,681
Provision charged to expense	50	100
Less: charge-offs	(20)	(20)
Add: recoveries	32	23

Balance at end of period	$3,850	$3,783

(3) Deposits
     Deposits at September 30, 2006 and March 31, 2006 are summarized as follows (unaudited, in thousands):

	September 30,	March 31,
	2006	2006
Demand deposit accounts	$39,781	$40,871
NOW accounts	29,266	29,902
Passbook and other savings accounts	58,908	65,546
Money market deposit accounts	34,800	36,051

Total non-certificate accounts	162,755	172,370

Term deposit certificates:
Certificates of $100,000 and above	84,536	84,028
Certificates of less than $100,000	141,456	137,015

Total term deposit certificates	225,992	221,043

Total deposits	$388,747	$393,413

(4) Subordinated Debenture
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (the “Trust”). The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Debentures”). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2006, the interest rate was 7.83%. The Debentures

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
are the sole assets of the Trust and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees the Trust’s financial obligations.
(5) Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income (loss) and related tax effect for the six months ended September 30, 2006 and 2005 are as follows (unaudited, in thousands):

	For the Six Months Ended
	September 30, 2006
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding losses during period	$1,311	$469	$842
Less: reclassification adjustment for net gains included in net income	228	79	149

Other comprehensive gain	$1,083	$390	$693

	For the Six Months Ended
	September 30, 2005
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(346)	$125	$(221)
Less: reclassification adjustment for net gains included in net income	213	72	141

Other comprehensive loss	$(559)	$(197)	$(362)

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
(6) Contingencies
Legal Proceedings
     The Company from time to time is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Event
     On October 19, 2006, the Board of Directors voted for the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on November 17, 2006 to stockholders of record as of November 3, 2006.
(8) Earnings per Share (EPS)
     Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At September 30, 2006 and 2005, there were approximately 149,000 and 165,000 unallocated ESOP shares, respectively. For the periods ended September 30, 2006 and 2005 there are no pro forma expenses associated with options granted in either year.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$351	$624	$464	$1,330

Weighted average number of common shares outstanding	1,591	1,590	1,591	1,590

Weighted average number of unallocated ESOP shares	(147)	(163)	(149)	(165)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,444	1,427	1,442	1,425

Incremental shares from the assumed exercise of dilutive stock options	13	9	13	8

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,457	1,436	1,455	1,433

Earnings per share

Basic	$0.24	$0.44	$0.32	$0.93

Diluted	$0.24	$0.43	$0.32	$0.93

All option shares granted were dilutive at September 30, 2006. At September 30, 2005, 33,299 shares were anti-dilutive and were excluded from the above calculation.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
(9) Stock Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”), using the statement’s modified prospective application method. Prior to April 1, 2006, the Company followed SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to April 1, 2006.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and made no option grants in the six months ended September 30, 2006. Accordingly, there was no compensation expense recorded in the three and six month periods ended September 2006 and the adoption of SFAS 123R had no impact on the Company’s financial statements.
     The Company has adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares had been reserved for issuance. One of these plans terminated in 1997 and the other plan terminated in 2005.
     The Company adopted the 2006 long term incentive plan at its annual meeting in July. Under the plan 150,000 shares have been reserved for issuance as options, restricted stock, or other stock based awards. As of September 30, 2006, no awards had been made under the plan.
Stock option activity is as follows for the quarter ended September 30, 2006

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance March 31, 2006	59,891	$24.356
Granted	—	—
Exercised	(770)	18.490
Canceled

Balance September 30, 2006	59,121	24.430

     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2006, no shares remained unissued under the Stock Option Plans.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2006
     All stock options granted are fully vested and exercisable at the time of grant. The range of exercise prices, weighted average remaining contractual lives of outstanding stock options, and aggregate intrinsic value at September 30, 2006 are as follows:

			Weighted
			Average
			Remaining	Weighted
		Number	Contractual	Average	Aggregate
	Exercise	of Shares	Life	Exercise	Intrinsic
	Price	Outstanding	(Years)	Price	Value
	$16.625	12,077	4.2	$16.625	$182,061
	20.250	13,745	3.0	20.250	157,380
	28.990	33,299	8.3	28.990	90,240

Average/Total	$24.432	59,121	6.3	$24.432	$429,681

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
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.
     We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 26, 2006, which is available through the SEC’s website at www.sec.gov , as well as under “Part II — Item 1A. Risk Factors” of this Form 10Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with nine full-service facilities, a limited service high school branch in suburban Boston, and a stand-alone 24-hour automated teller machine in Somerville. The Company primarily generates funds in the form of deposits and uses the funds to make mortgage loans for construction, purchase and refinancing of residential properties and to make loans on commercial real estate in its market area.
     The operations of the Company and its subsidiary are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.
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
     The following is a discussion and analysis of the Company’s results of operations for the quarters ended September 30, 2006 and 2005 and its financial condition at September 30, 2006 compared to March 31, 2006. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

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
Comparison of Financial Condition at September 30, 2006 and March 31, 2006
     Total assets increased by $8.8 million, or 1.61%, from $547.3 million at March 31, 2006 to $556.1 million at September 30, 2006. During the quarter ended September 30, 2006, total loans (excluding loans held for sale) increased by $19.4 million, or 4.7% reflecting a decrease in commercial real estate loans of $7.1 million to $206.8 million from $213.9 million, and increases in construction and commercial loans of $10.9 million, and an increase in residential loans and home equity loans of $15.7 million. Construction and commercial loans increased primarily as a result of new loans and disbursement of available credit on new and existing loans. Residential real estate loans increase to $176.6 million from $160.4 million primarily due to $14.2 million in purchased loans during the second quarter of the year. The Bank purchases loans from time to time to supplement its own production, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the period should not be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents decreased $5.3 million, or 35.1% to $9.9 million primarily as a result of a $4.0 million decrease in short-term investments and, to a lesser extent, a $1.3 million decrease in cash and due from banks. The decrease in cash and cash equivalents is primarily due to the decrease in deposits and the funding of loan originations and purchases. Investment securities decreased $3.6 million, or 3.7%, as the proceeds from the maturity of investment securities were used to fund growth in construction loans and the purchase of residential loans. Stock in the Federal Home Loan Bank of Boston decreased from $8.3 million to $6.3 million due to decreased capital stock requirements for outstanding advances. The allowance for loan losses increased $62,000 from March 31, 2006. Management considered the allowance for loan losses to be adequate at both September 30, 2006 and March 31, 2006. Accrued interest receivable decreased $123,000 from $2.7 million to $2.6 million primarily as a result of a decrease in accrued interest receivable in investment securities of $169,000 and the elimination of accrued dividends for stock in the Federal Home Loan Bank of $107,000, offset by an increase in accrued interest for loans of $152,000. Banking premises and equipment net, increased to $4.9 million at September 30, 2006 from $3.9 million at March 31, 2006 primarily due to the opening of the Bank’s new operations center and branch in Medford and to a lesser extent improvements at other branch offices.
     The Company experienced a net decrease in total deposits of $4.7 million, or 1.2%, primarily as a result of a decrease of $9.6 million in core deposits (consisting of all non-certificate accounts), partly offset by a $4.9 million increase in term deposits. The decrease in core deposits was related to declines in savings accounts, money market deposit accounts, NOW accounts, and demand deposits, at least in part as customers took advantage of higher certificate of deposit rates. The increase in term deposits is the result of special promotional rates offered on shorter term deposits early in the quarter in anticipation of changing interest rates in the market place due to higher interest rates in general and increased competition for these deposit accounts within the Bank’s market. These shorter term deposits have been marketed to a larger target base to solicit new customers and to increase balances of existing customer accounts. During the 2006 quarter, we temporarily discontinued advertising premium rates on certificates of deposit, instead electing to utilize more cost-effective FHLB advances to fund loan growth. New deposits of $6.6 million at the Bank’s new Medford office also contributed to deposit growth.
     Total borrowings increased $12.8 million from $111.3 million at March 31, 2006 to $124.1 million at September 30, 2006. The increased borrowings were used to fund loan originations and purchases and to replace funds from the decline in total deposits. Federal Home Loan Bank long-term advances increased $13.0 million, or 12.6%.
     Accrued expenses and other liabilities decreased from $2.1 million to $1.8 million primarily due to decreased federal tax liability of $336,000 from March 31, 2006.
     Total stockholders’ equity increased during the first six months of fiscal 2007 by $912,000 primarily due to net income of $351,000 and an increase in other comprehensive income, partially offset by dividends paid to stockholders.
Comparison of Operating Results for the Quarters Ended September 30, 2006 and 2005
     Net income decreased from $624,000, or $0.43 per diluted share for the quarter ended September 30, 2005 to $351,000, or $0.24 per diluted share, for the quarter ended September 30, 2006. The decrease in net income for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was primarily the result of a decrease in net interest and dividend income from $4.2 million for the 2005 quarter to $3.9 million for the 2006 period and a $159,000 decrease in non-interest income, partially offset by a decrease in non-interest expense of $18,000 and a decrease in the provision for income taxes.
     Net Interest Income. The decrease in net interest and dividend income is primarily the result of the combined effect of a decrease in net interest spread and net interest margin. Net interest and dividend income continued to be adversely affected by the continuing flat to inverted yield curve as well as strong local competition for the products and services we offer. Decreases occurred in the net interest spread and the net interest margin from 2.82% and 3.22%, respectively, for the quarter ended September 30, 2005 to 2.42% and 2.91%, respectively, for the quarter ended September 30, 2006. The decline in the spread and margin were primarily due to increases in both the volume and the rates paid for interest bearing liabilities which were partially offset by increases in the volume and rates charged on interest earning assets. The yield on interest earning assets increased from 5.78% in the 2005 quarter to 6.20%. In addition to the increases in yield on mortgage loans and short term investments, the receipt of a six-month equivalent dividend on our investment stock in the Federal Home Loan Bank of Boston in the amount of $199,000 also contributed to the decline in net interest spread and net interest margin. An overall increase in interest expense contributed to the increase in interest income. However, the cost of interest bearing liabilities increased from 2.96% to 3.78%. As short term rates have increased, deposit and advance rates have increased more than comparable loan and investment yields, resulting in lower net interest spreads and margins. Interest-bearing liabilities repriced upward faster than interest-earning assets primarily due to the increase in short-term interest rates, the continuing flat to inverted yield curve and strong local competition for both deposits and loans in our market.
     The Company’s net interest margin decreased 31 basis points from 3.22% in the prior year’s quarter to 2.91% in the current quarter. The decrease in net interest margin is primarily attributable to the shift in deposit growth from core deposits to certificates of deposit. The average balance of certificates of deposit during the quarter ended September 30, 2006 was $236.6 million or $85.2 million more than the average balance of $151.4 million during the same quarter ended 2005. The Company has continued to hold its core deposit rates at a static level, while pricing its shorter term special certificates of deposit accounts to better compete for these accounts in its markets. During the 2006 quarter, the Company stopped advertising for premium CD’s, which, along with continued strong local competition, resulted in a decline in these types of deposits. The Company funded loan growth with more cost effective FHLB advances.
     Interest Income. Interest and dividend income for the quarter ended September 30, 2006 increased approximately $670,000 to $8.2 million as compared to $7.6 million in the prior year quarter. This increase was primarily a result of a $19.2 million, or 4.8%, increase in the average balance of loans from September 30, 2005 to September 30, 2006 and a $2.6 million increase in the average balance of short-term investments, partially offset by a $13.5 million decrease in the average balance of investment securities. The average balance of loans increased primarily as a result of an increase in the originations of commercial real estate loans, which increased mainly due to the Bank’s continued focus on originating these loans as well as the purchase of residential mortgage loans in the 2006 quarter. The increase in interest income derived from the increase in the average balance of assets was enhanced by a 42 basis point increase in the yield on average interest-earnings assets from 5.78% to 6.20%. Interest and dividend income was also positively impacted as a result of the Federal Home Loan Bank of Boston’s payment of the equivalent of two quarterly dividends during the quarter to compensate for the dividend not paid in the prior quarter.
     Interest Expense. Interest expense for the quarter ended September 30, 2006 increased by $1.0 million to $4.4 million as compared to $3.4 million in the quarter ended September 30, 2005. The increase in interest expense is the combined effect of an increase in average interest-bearing liabilities from $454.4 million at September 30, 2005 to $462.1 million at September 30, 2006 and an increase of 82 basis points in the cost of funds from 2.96% in the quarter ended September 30, 2005 to 3.78% in the quarter ended September 30, 2006. The increase in the cost of funds is primarily the result of the combined effect of general market interest rate increases and the Bank offering premium rates on certain short-term deposits. Average deposits increased by $56.2 million, from $304.2 million in the quarter ended September 30, 2005 to $360,475 in the 2006 quarter. The increase in the average balance of deposits was partially offset by a $48.3 million decrease in the average balance of advances from the Federal Home Loan Bank of Boston and a $74,000 decrease in other borrowings.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.

	Three Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$415,562	$6,630	6.38%	$397,706	$6,087	6.12%
Other loans	7,228	146	8.08	5,852	104	7.18
Investment securities	100,303	1,344	5.36	113,816	1,327	4.66
Short-term investments	9,004	121	5.38	6,450	53	3.29

Total interest-earning assets	532,097	8,241	6.20	523,824	7,571	5.78

Allowance for loan losses	(3,844)			(3,747)
Non-interest-earning assets	18,632			17,251

Total assets	$546,885			$537,328

Interest-bearing liabilities:
Deposits	$360,475	2,877	3.19	$304,262	1,507	1.98
Advances from FHLB of Boston	93,176	1,329	5.71	141,507	1,718	4.86
Other borrowings	8,486	159	7.49	8,560	132	6.15

Total interest-bearing liabilities	462,137	4,365	3.78	454,419	3,357	2.96

Non-interest-bearing liabilities	45,213			43,780

Total liabilities	507,350			498,189

Stockholders’ equity	39,535			39,129

Total liabilities and stockholders’ Equity	$546,885			$537,328

Net interest and dividend income		$3,876			$4,214

Net interest spread			2.42%			2.82%

Net interest margin			2.91%			3.22%

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
     During the quarters ended September 30, 2006 no provision was made for loan losses compared to a provision of $50,000 in the 2005 quarter. Management did not record a provision for loan losses in the 2006 quarter because it believes the allowance was adequate at September 30, 2006. While the Company’s asset quality, as measured continually by delinquency rates, charge-offs and loan classifications, continues to be satisfactory, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicates the need for the Company to continue to assess the adequacy of the reserve for loan losses and provide additional provisions when required. Changes in the mix of the loan portfolio are detailed in Note 2 to the Notes to Unaudited Consolidated Financial Statements in this document.

     Non-Interest Income. Total non-interest income was $447,000 for the quarter ended September 30, 2006 compared to $606,000 in the same period of 2005. The primary reason for the $159,000 decrease in the current year’s quarter was due to the decline in gains on sale of loans and other income, partially offset by increased investment gains and deposit fees. Net gains on sales of investments totaled $116,000 during the current quarter, up $20,000 from the $96,000 recognized in the prior year’s quarter. Gains on sales of loans totaled $25,000 during the current quarter, down $60,000 from the $85,000 recognized in the prior year’s quarter, due to a decline in residential lending volume. Other income was impacted by a decline in brokerage income and prepayment fees.
     Non-Interest Expense. Non-interest expense declined $18,000, to $3.8 million during the quarter ended September 30, 2006, due principally to a net decrease in salaries and employee benefits of $197,000 and a decrease in marketing costs of $61,000, partially offset by increases in office occupancy and equipment of $162,000, increases in data processing expense of $14,000, increases in professional fees of $21,000 and increases in other nonoperating expenses of $43,000.
     The decrease in salaries and employee benefits of $197,000 to $2.2 million during the quarter ended September 30, 2006, was the net effect of the absence of a $283,000 non-recurring restructuring cost for voluntary termination packages that occurred in the 2005 quarter, partially offset by increases in salary in the ordinary course of business, and increases in staffing as the Bank opened a new branch office and operations center, and healthcare care costs.
     Office occupancy and equipment expenses increased $162,000, or 43%, to $543,000 during the current quarter ended September 30, 2006 due to higher utility costs, increased maintenance costs, moving related expenses and increased depreciation of equipment, partly as a result of the Bank’s new branch and operations center.
     Professional fees increased $21,000, or 10.5%, to $220,000 during the current quarter ended September 30, 2006 due primarily to an increase in audit as well as consulting costs associated with complying with the requirements of the provisions of the Sarbanes-Oxley Act.
     Marketing expenses declined $61,000, or 38%, to $100,000 during the current quarter ended September 30, 2006 as compared to September 30, 2005 due to a decision to temporarily discontinue advertising on the Bank’s premium rate certificates of deposit and, instead use FHLB advances to fund loan growth.
     Other non-interest expenses increased $43,000, or 10%, to $493,000 during the current quarter ended September 30, 2006 due to increases in general overhead costs.
     Income Taxes. The effective tax rates for the quarters ended September 30, 2006 and 2005 were 34.5% and 35.3%, respectively.
Comparison of Operating Results for the Six Months Ended September 30, 2006 and 2005
     For the six months ended September 30, 2006, net income declined 65% to $464,000, or $0.32 per diluted share, compared to $1.3 million, or $0.93 per diluted share, in the year earlier period. This change was largely the result of the Company’s decline in net interest income.
     Interest Income. Interest income for the six months ended September 30, 2006 was $15.7 million, or $791,000 million more than the amount earned in the same period in the prior year due to increased loan balances and increased rates. The yield on interest-earning assets increased from 5.75% in the first six months of the prior year to 5.96% in the same period of the current year. Average interest-earning assets increased by $8.2 million, or 1.6%, to $527.9 million during the six months ended September 30, 2006, from $519.7 million for the six months ended September 30, 2005.
     Interest Expense. Interest expense for the six months ended September 30, 2006 was $8.3 million compared to $6.6 million for the six months ended September 30, 2005, an increase of $1.7 million, or 26.0%. This increase resulted from a 68 basis point increase in the cost of funds from 2.90% in the six months ended September 30, 2005 to 3.58% in the six months ended September 30, 2006 and an increase in average interest-bearing liabilities of $8.6 million to $461.8 million from $453.2 million. The increase in interest bearing liabilities is primarily due to the Bank’s advertising of premium rates on certain certificates of deposit. The Bank temporarily discontinued advertising for these premium rate certificates during the second quarter.
     The increase in the cost of interest bearing liabilities during the first half of the current year was primarily due to an increase in the cost of deposits from 1.90% during the prior year period to 3.02% during the six months ended September 30, 2006. The cost of Federal Home Loan Bank of Boston advances, the Company’s other primary interest-bearing liability, also increased during the first half of the current year to 5.37% from 4.84% in the comparable prior year period as some advances matured and some option advances were called and were replaced with higher rate advances.
     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2006 compared to the six months ended September 30, 2005:

	Six Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$410,871	$12,771	6.22	$393,648	$11,972	6.08%
Other loans	6,826	273	8.00	5,999	207	6.90
Investment securities	101,159	2,470	4.88	115,611	2,694	4.66
Short-term investments	9,085	216	4.76	4,484	66	2.94

Total interest-earning assets	527,941	15,730	5.96	519,742	14,939	5.75

Allowance for loan losses	(3,825)			(3,722)
Noninterest-earning assets	19,001			16,873

Total assets	$543,117			$532,893

Interest-bearing liabilities:
Deposits	358,489	5,409	3.02	$301,724	2,859	1.90
Advances from FHLB of Boston	95,146	2,557	5.37	142,275	3,442	4.84
Other borrowings	8,199	310	7.56	9,197	266	5.78

Total interest-bearing liabilities	461,834	8,276	3.58	453,196	6,567	2.90

Non-interest-bearing liabilities	41,863			40,865

Total liabilities	503,697			494,061

Stockholders’ equity	39,420			38,832

Total liabilities and stockholders’ equity	$543,117			$532,893

Net interest and dividend income		$7,454			$8,372

Net interest spread			2.38%			2.85%

Net interest margin			2.82%			3.22%

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
     During the first half of the current year, the Company provided $50,000 for loan losses. The continuing shift of the mix of the loan portfolio to a greater portion of commercial real estate loans indicated the need for an increase in the reserve for loan losses in the first half of fiscal 2007, while $100,000 was recorded in the corresponding period of the prior year.
     Non-interest Income. Non-interest income decreased to $937,000 during the six months ended September 30, 2006 from $1.1 million in the prior year period. An increase in fees for deposit accounts of $38,000 and an increase in gains on sales of investments of $15,000 were offset by a decrease in gains on sales of investment loans of $81,000. Other income decreased by $135,000 primarily due to lower loan prepayment fees and lower fees from third-party investment services.
     Net gains from sales and write-downs of investment securities were $228,000 for the six months ended September 30, 2006 compared to net gains of $213,000 in the comparable prior year period. During the six months ended September 30, 2006 and 2005, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.
     Non-interest Expense. Non-interest expense increased $314,000 during the six months ended September 30, 2006, as compared to the corresponding period in the prior year. Non–interest expenses increased due principally to increases in occupancy costs of $284,000, in professional fees of $51,000, data processing cost increases of $9,000 and other expenses of $76,000. Salary and benefit expenses declined by $84,000, and marketing costs declined by $22,000.
     The decrease in salaries and employee benefits of $84,000 or 1.9%, during the six months ended September 30, 2006, was the net effect of the absence of a $283,000 non-recurring restructuring cost for voluntary termination packages that occurred in the 2005 quarter, partially offset by overall salary increases in the ordinary course of business, increases in staffing to support our new Medford office and increased health care costs.
     Office occupancy and equipment expenses increased $284,000, or 37.2%, to $1.0 million during the six months ended September 30, 2006 due to higher utility costs, increased maintenance costs and increased depreciation of equipment, partly as a result of the opening of our new Medford branch and operations center.
     Data processing costs remained relatively flat, increasing by $9,000, or 1.9%, to $487,000.
     Professional fees increased $51,000, or 12.6%, to $457,000 during the six months ended September 30, 2006 due to an increase of legal expenses of $18,000 and examination and audit expenses of $32,000.
     Marketing expenses decreased $22,000, or 6.4%, to $322,000 during the six months ended September 30, 2006 as compared to September 30, 2005. In the 2006 period, advertising costs were reduced as we temporarily discontinued advertising the Bank’s premium rate CD’s.
     Other non-interest expenses increased $76,000, or 8.6%, to $964,000 during the six months ended September 30, 2006 primarily due to an overall net increase in general overhead costs.
     Income Taxes. The effective tax rates for the six months ended September 30, 2006 and 2005 were 34.5% and 35.2%, respectively.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At September 30, 2006, the Company had approximately $71.2 million in unused borrowing capacity at the FHLB of Boston.

     At September 30, 2006, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $41.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     The Company’s and the Bank’s capital ratios at September 30, 2006 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.00%	7.37%
Tier 1 Capital (to risk-weighted assets)	11.92%	10.99%
Total Capital (to risk-weighted assets)	12.99%	12.06%
     These ratios place the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the Federal Deposit Insurance Corporation.
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
     For the year ended March 31, 2006 and for the six months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	September 30,		March 31,
	2006		2006
	Amount	% Change	Amount	% Change
	(Dollars in thousands)
200 basis point increase in rates	$(1,939)	(13.3)%	$(1,530)	(10.0)%
200 basis point decrease in rates	669	4.6	611	4.0
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
Item 4. Controls and Procedures
     The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2006.
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

CENTRAL BANCORP, INC.
Registrant

November 13, 2006	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

November 13, 2006	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and
Chief Financial Officer