Form 10-Q
period 2006-12-31
CENTRAL BANCORP INC /MA/
filed 2007-02-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer  ☐     Accelerated filer  ☐     Non-Accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at February 12, 2007

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

	December 31,	March 31,
(Dollars in Thousands)	2006	2006

ASSETS

Cash and due from banks	$4,301	$6,590
Short-term investments	1,502	8,673

Cash and cash equivalents	5,803	15,263

Certificates of deposit	—	627
Investment securities available for sale (amortized cost of $85,488 at December 31, 2006 and $99,159 at March 31, 2006)	85,030	97,195
Stock in Federal Home Loan Bank of Boston, at cost	6,909	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576

Total investments	93,515	107,071

Loans held for sale	755	45

Loans (Note 2)	456,058	415,318
Less allowance for loan losses	3,847	3,788

Net loans	452,211	411,530

Accrued interest receivable	2,561	2,678
Banking premises and equipment, net	4,923	3,870
Deferred tax asset, net	1,792	2,347
Goodwill, net	2,232	2,232
Other assets	1,690	1,612

Total assets	$565,482	$547,275

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	387,174	$393,413
Short-term borrowings	3,702	—
Federal Home Loan Bank advances	123,000	103,500
Subordinated debenture (Note 4)	5,258	5,258
ESOP Loan	2,240	2,532
Advanced payments by borrowers for taxes and insurance	1,311	1,277
Accrued expenses and other liabilities	2,034	2,106

Total liabilities	524,719	508,086

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,639,951 shares issued at December 31, 2006 and 1,590,181 shares issued at March 31, 2006	2,033	2,033
Additional paid-in capital	3,009	2,938
Retained income	40,585	40,421
Accumulated other comprehensive loss (Note 5)	(330)	(1,281)
Unearned compensation — ESOP	(4,534)	(4,922)

Total stockholders’ equity	40,763	39,189

Total liabilities and stockholders’ equity	$565,482	$547,275

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Interest and dividend income:
Mortgage loans	$6,904	$6,275	$19,680	$18,324
Other loans	154	110	427	317
Short-term investments	26	22	242	88
Investments	1,268	1,295	3,738	3,990

Total interest and dividend income	8,352	7,702	24,087	22,719

Interest expense:
Deposits	2,881	1,806	8,289	4,666
Advances from Federal Home Loan Bank of Boston	1,679	1,683	4,236	5,125
Other borrowings	172	134	482	399

Total interest expense	4,732	3,623	13,007	10,190

Net interest and dividend income	3,620	4,079	11,080	12,529
Provision for loan losses	—	—	50	100

Net interest and dividend income after provision for loan losses	3,620	4,079	11,030	12,429

Non-interest income:
Deposit service charges	281	250	786	718
Net gains from sales of investment securities	131	93	359	306
Net gains on sales of loans	—	44	59	183
Other income	63	60	203	262

Total non-interest income	475	447	1,407	1,469

Non-interest expenses:
Salaries and employee benefits	1,917	1,952	6,273	6,392
Occupancy and equipment	518	406	1,565	1,169
Data processing fees	232	227	720	705
Professional fees	203	161	660	566
Advertising and marketing	58	167	380	512
Other expenses	382	389	1,346	1,277

Total non-interest expenses	3,310	3,302	10,944	10,621

Income before income taxes	785	1,224	1,493	3,277
Provision for income taxes (Note 6)	271	428	515	1,152

Net income	$514	$796	$978	$2,125

Earnings per common share — basic (Note 8)	$0.36	$0.56	$0.68	$1.49

Earnings per common share — diluted (Note 8)	$0.35	$0.55	$0.67	$1.48

Weighted average common shares outstanding — basic	1,448	1,431	1,445	1,427

Weighted average common and equivalent shares outstanding — diluted	1,463	1,440	1,459	1,435
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Income	ESOP	Equity

Nine Months Ended December 31, 2006

Balance at March 31, 2006	$2,033	$2,938	$40,421	$(1,281)	$(4,922)	$39,189
Net income			978			978
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)				951		951

Comprehensive income						1,929

Proceeds from exercise of stock options (770 shares)		13				13
Tax benefit of stock option exercises		4				4
Dividends paid ($.54 per share)			(814)			(814)
Grant and option expense		54				54
Amortization of unearned compensation — ESOP		—			388	388

Balance at December 31, 2006	$2,033	$3,009	$40,585	$(330)	$(4,534)	$40,763

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2006	2005

Cash flows from operating activities:

Net income	$978	$2,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	595	416
Amortization of premiums	63	110
Provision for loan losses	50	100
Stock-based compensation	442	334
Net gains from sale of investment securities	(359)	(306)
Gain on sales of loans held for sale	(59)	(183)
Originations of loans held for sale	(6,021)	(15,240)
Proceeds from sale of loans originated for sale	5,370	16,588
Decrease in accrued interest receivable	117	7
Increase in other assets, net	(77)	(61)
Increase in advance payments by borrowers for taxes and insurance	34	196
Increase (decrease) in accrued expenses and other liabilities, net	(72)	427

Net cash provided by operating activities	1,061	4,513

Cash flows from investing activities:

Increase in loans	(40,731)	(26,347)
Principal payments on mortgage-backed securities	6,349	9,261
(Increase) decrease in certificate of deposit	627	(14)
Proceeds from the redemption of FHLB stock (net)	1,391	—
Proceeds from sales of investment securities	5,266	3,661
Purchases of investment securities	(11,549)	(4,029)
Maturities and calls of investment securities	13,900	1,500
Purchase of banking premises and equipment	(1,648)	(872)

Net cash used in investing activities	(26,395)	(16,840)

Cash flows from financing activities:

Increase (decrease) in deposits	(6,239)	26,325
Proceeds from advances from FHLB of Boston	85,000	122,184
Repayment of advances from FHLB of Boston	(65,500)	(133,819)
Increase (decrease) in short-term borrowings	3,702	(141)
Repayment of ESOP loan	(292)	(292)
Proceeds from exercise of stock options	13	25
Tax benefit from exercise of stock options	4	5
Dividends paid, net	(814)	(675)
Net directors’ deferred compensation	—	(3)

Net cash provided by financing activities	15,874	13,609

Net increase (decrease) in cash and cash equivalents	(9,460)	1,282
Cash and cash equivalents at beginning of year	15,263	6,383

Cash and cash equivalents at end of period	$5,803	$7,665

Supplementary disclosure of cash flows information:
Cash paid during the period for:
Interest	$13,077	$9,838
Income taxes	$645	$938
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”) presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”), which has issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”), issued in December 2002, the Trust I is not included in the Company’s consolidated financial statements. (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2006. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of December 31, 2006 and March 31, 2006 are summarized below (unaudited, in thousands):

	December 31,	March 31,
	2006	2006

Real estate loans:
Residential real estate (1-4 family)	$180,609	$160,381
Commercial real estate	223,455	213,935
Construction	37,081	27,680
Home equity lines of credit	6,896	7,505

Total real estate loans	448,041	409,501

Commercial loans	6,719	4,457
Consumer loans	1,298	1,360

Total loans	456,058	415,318
Less: allowance for loan losses	(3,847)	(3,788)

Total loans, net	$452,211	$411,530

     There was one loan on non-accrual status totaling $332,172 as of December 31, 2006 and two loans on non-accrual status totaling $1,220,000 as of March 31, 2006. Net interest income not recognized on non-accrual loans amounted to $6,824 for the quarter ended December 31, 2006 and $75,859 for the fiscal year ended March 31, 2006.
     At December 31, 2006 and March 31, 2006, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2006 and 2005 follows (unaudited, in thousands):

	Three Months Ended
	December 31,
	2006	2005

Balance at beginning of period	$3,850	$3,783
Provision charged to expense	—	—
Less: charge-offs	(19)	(12)
Add: recoveries	16	12

Balance at end of period	$3,847	$3,783

	Nine Months Ended
	December 31,
	2006	2005

Balance at beginning of period	$3,788	$3,681
Provision charged to expense	50	100
Less: charge-offs	(39)	(33)
Add: recoveries	48	35

Balance at end of period	$3,847	$3,783

(3) Deposits
     Deposits at December 31, 2006 and March 31, 2006 are summarized as follows (unaudited, in thousands):

	December 31,	March 31,
	2006	2006

Demand deposit accounts	$39,514	$40,871
NOW accounts	36,912	29,902
Passbook and other savings accounts	55,846	65,546
Money market deposit accounts	34,797	36,051

Total non-certificate accounts	167,069	172,370

Term deposit certificates:
Certificates of $100,000 and above	82,533	84,028
Certificates of less than $100,000	137,572	137,015

Total term deposit certificates	220,105	221,043

Total deposits	$387,174	$393,413

(4) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (“Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2006, the interest rate was 7.80%.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
     The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Debentures. Concurrently with the issuance of the Trust I Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees Trust I’s financial obligations. See Note 7, Subsequent Events regarding the formation of Central Bancorp Statutory Trust II and the issuance of additional trust preferred securities.
(5) Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income (loss) and related tax effect for the nine months ended December 31, 2006 and 2005 are as follows (unaudited, in thousands):

	For the Nine Months Ended
	December 31, 2006
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$1,864	$679	$1,185
Less: reclassification adjustment for net gains included in net income	359	125	234

Other comprehensive gain	$1,505	$554	$951

	For the Nine Months Ended
	December 31, 2005
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(1,076)	$(379)	$(697)
Less: reclassification adjustment for net gains included in net income	306	108	198

Other comprehensive loss	$(1,382)	$(487)	$(895)

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
(6) Contingencies
Legal Proceedings
     The Company from time to time is involved as a plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Events
     On January 18, 2007, the Board of Directors voted for the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on February 16, 2007 to stockholders of record as of February 2, 2007.
     On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6,083,000 of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “ Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Trust II Debentures. Concurrently with the issuance of the Trust II Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders.
     The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
     On January 31, 2007, the Central Co-operative Bank Employee Stock Ownership Plan (the “ESOP”) completed the purchase of 109,600 shares of the Company’s common stock at a price of $33.00 per share, a total of $3,616,800. The ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated January 25, 2007, by and among the Company and the ESOP and Mendon Capital Advisors Corp., Moors & Mendon Master Fund, L/P., Mendon ACAM Master Fund, Ltd. and Burnham Financial Services Fund (collectively, “Mendon”).

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
(8) Earnings per Share (EPS)
     At December 31, 2006 and 2005, there were approximately 141,000 and 158,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Amounts in thousands, except per share amounts)

Net income available to common shareholders	$514	$796	$978	$2,125

Weighted average number of common shares outstanding	1,590	1,590	1,590	1,590

Weighted average number of unallocated ESOP shares	(142)	(159)	(145)	(163)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,448	1,431	1,445	1,427

Incremental shares from the assumed exercise of dilutive common stock options	15	9	14	8

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,463	1,440	1,459	1,435

Earnings per share

Basic	$0.36	$0.56	$0.68	$1.49

Diluted	$0.35	$0.55	$0.67	$1.48

At December 31, 2006 and 2005 respectively, 59,000 and 33,299 shares of stock option and restricted stock were anti-dilutive and were excluded from the above calculation. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
(9) Stock Based Compensation
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
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified Stock Option Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. However, all awards under the plan that expires in 2009 were granted by the end of 2005. Awards will become available again if any participants forfeit awards under the plan prior to its expiration in 2009. Accordingly, the Company may not currently make additional grants under these plans. However, grants outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long Term Incentive Plan (the “Incentive Plan”) at the annual meeting of stockholders. Under the plan 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock based awards.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123R stock compensation expense for the three and nine months ended December 31, 2006, which it believes is a reasonable forfeiture estimate for the periods. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the nine months ended December 31, 2006. The options and restricted shares granted in fiscal 2007 vest over a five year life. Compensation expense recorded in the three and nine month periods ended December 31, 2006 totaled $54,000 and $54,000 respectively.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
     Stock option activity is as follows for the quarter ended December 31, 2006:

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2006	59,891	$24.356
Granted	10,000	31.200
Exercised	(770)	18.490
Canceled	—	—

Balance December 31, 2006	69,121	25.411

     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of December 31, 2006, 91,000 shares remained unissued under the Incentive Plan.
     As of December 31, 2006, the unrecognized compensation costs related to options and restricted stock vesting will be primarily recognized over a period of approximately 5 years.

Fiscal year ending	2007	2008	2009	2010	2011	TOTAL

Compensation Expense	80,500	322,000	322,000	322,000	322,000	1,368,500
     The Company had previously followed the disclosure-only provisions of SFAS No. 123 “Accounting for Share-based Compensation,” as amended by SFAS No. 148, “Accounting for Share-based Compensation—Transition and Disclosure”.
     Upon adoption of SFAS 123R, in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions. The assumptions used in this valuation are: (1) the expected term of the stock award, 6.5 years, (2) the expected future stock volatility over the expected term, 26.22%, (3) the dividend yield, 2.22% and (4) risk-free interest rate, 4.6%. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company's common stock and the risk free interest rate is based on the U.S. Zero-Bond rate. The Company's estimated forfeiture rate is zero.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2006 are as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value(1)

	$16.625	12,077	(2)	3.9	$16.625	$190,056
	20.250	13,745	(2)	2.8	20.250	166,479
	28.990	33,299	(2)	8.1	28.990	112,284
	31.200	10,000	(3)	9.7	31.200	11,620

Average/Total	$25.411	69,121		6.6	$25.411	$480,439

(1)	Represents the total intrinsic value, based on the Company's closing stock price of $32.362 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was approximately $11,105 and $11,105, respectively.
(2)	Fully vested and exercisable at the time of grant

(3)	Subject to vesting over five years, 0% vested at December 31, 2006
For the three month and nine month periods ending December 31, 2005, the pro forma expenses associated with options granted was $0.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2006
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivatives. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. We are currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.
     We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s discussion and analysis of the financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of Central Bancorp, Inc. (the “Company” or “Central Bancorp”). The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and footnotes appearing in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 26, 2006, which is available through the SEC’s website at www.sec.gov as well as under “Part II — Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The following is a discussion and analysis of the Company’s results of operations for the quarters ended December 31, 2006 and 2005 and its financial condition at December 31, 2006 compared to March 31, 2006. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

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
Comparison of Financial Condition at December 31, 2006 and March 31, 2006
     Total assets increased by $18.2 million, or 3.3%, from $547.3 million at March 31, 2006 to $565.5 million at December 31, 2006. During the quarter ended December 31, 2006, total loans (excluding loans held for sale) increased by $40.7 million, or 9.8%, reflecting an increase in commercial real estate loans of $9.6 million to $223.5 million from $213.9 million, and increases in construction and commercial loans of $11.6 million, and an increase in residential loans and home equity loans of $20.1 million. Construction and commercial loans increased primarily as a result of new loans and disbursement of available credit on new and existing loans. Residential real estate loans increased to $180.6 million from $160.4 million primarily due to $14.2 million in purchased newly originated loans during the second quarter of the year. The Bank purchases loans from time to time to supplement its loan originations, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the period should not be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents decreased $9.5 million, or 62%, to $5.8 million primarily as a result of a $7.2 million decrease in short-term investments and, to a lesser extent, a $2.3 million decrease in cash and due from banks. The decrease in cash and cash equivalents is primarily due to the $6.2 million decrease in deposits from March 31, 2006 and management’s determination to use the short-term investments to fund loan originations and purchases. Total investments decreased $13.6 million, or 12.7%, as the proceeds from the maturity of investment securities were used to fund commercial real estate and construction loan growth in the Bank’s market area and the purchase of residential loans during the second quarter. Stock in the Federal Home Loan Bank of Boston decreased from $8.3 million to $6.9 million due to decreased capital stock requirements for outstanding advances. The allowance for loan losses increased $59,000 from March 31, 2006. Management considered the allowance for loan losses to be adequate at both December 31, 2006 and

March 31, 2006. Accrued interest receivable decreased $117,000 from $2.7 million to $2.6 million primarily as a result of a decrease in accrued interest receivable in investment securities of $326,000 and the elimination of accrued dividends for stock in the Federal Home Loan Bank of $107,000, offset by an increase in accrued interest for loans of $548,000. Banking premises and equipment net, increased by $1.1 million at December 31, 2006 from $3.9 million at March 31, 2006 primarily due to the opening of the Bank’s new operations center and branch in Medford and to a lesser extent improvements at other branch offices.
     The Company experienced a net decrease in total deposits from March 31, 2006 of $6.2 million, or 1.6%, primarily as a result of a decrease of $5.3 million in core deposits (consisting of all non-certificate accounts), along with a decrease of $938,000 in term deposits from March 31, 2006 to December 31, 2006. The decrease in core deposits was related to declines in savings accounts, money market deposit accounts, and demand deposits, at least in part as customers shifted deposits to take advantage of higher certificate of deposit rates. The Bank’s term deposit balance at December 31, 2006 was $220.1 million or $36.4 million more than the term-deposit balance at December 31, 2005 of $183.7 million. The increase in term deposits from December 31, 2005 to December 31, 2006 is the result of special promotional rates offered on shorter term deposits from January 2006 to August 2006. The balance of certificates of deposit for the quarter ending September 30, 2006 was $226.0 million. These shorter term deposits have been marketed to a larger target base to solicit new customers and to increase balances of existing customer accounts. The Bank temporarily discontinued advertising its premium rates on certificates of deposit during the quarter ending September 30, 2006, which combined with increased competition for these deposits, resulted in a decrease in originations of such deposits. To fund loan growth, the decrease in deposit originations was offset by an increase of $6.5 million, or 5.6%, in more cost effective FHLB advances during the quarter. New deposits of $7.4 million at the Bank’s new Medford office partially offset the overall deposit decline, resulting from the discontinued advertising of the Bank’s premium rates on shorter term certificates.
     Total borrowings increased $22.9 million from $111.3 million at March 31, 2006 to $134.2 million at December 31, 2006. The increased borrowings were used to fund loan originations and purchases and to replace funds from the decline in total deposits. Federal Home Loan Bank long-term advances increased $19.5 million, or 18.8%.
     Accrued expenses and other liabilities decreased $100,000 to $2.0 million primarily due to decreased tax liabilities and the payment of accrued severance expense totaling $237,000 from March 31, 2006.
     Total stockholders’ equity increased during the first nine months of fiscal 2007 by $1.6 million primarily due to net income of $978,000 and an increase in other comprehensive income, partially offset by dividends paid to stockholders of $814,000.
Comparison of Operating Results for the Quarters Ended December 31, 2006 and 2005
     Net income decreased from $796,000, or $0.55 per diluted share for the quarter ended December 31, 2005 to $514,000 or $0.35 per diluted share, for the quarter ended December 31, 2006. The decrease in net income for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005 was primarily the result of a decrease in net interest and dividend income from $4.1 million for the 2005 quarter to $3.6 million for the 2006 partially offset by a $28,000 increase in non-interest income and a decrease of $157,000 in the provision for income taxes.
Net Interest Income. The decrease in net interest and dividend income is primarily the result of the combined effect of a decrease in net interest spread and net interest margin. Net interest and dividend income continued to be adversely affected by the continuing flat to inverted yield curve as well as strong local competition for the products and services we offer. The yield curve and competition have required that the Bank increase the rate it pays on its deposit products to a greater extent than it is able to increase the rates it charges on its loan products, resulting in a decrease in net interest spread and net interest margin from 2.69% and 3.10%, respectively, for the quarter ended December 31, 2005 to 2.16% and 2.66%, respectively, for the quarter ended December 31, 2006. The decline in the spread and margin were primarily due to increases in both the volume and the rates paid for interest bearing liabilities which were partially offset by increases in the volume and rates charged on interest-earning assets. The yield on interest-earning assets increased from 5.86% in the quarter of 2005 to 6.14%, contributing to the increase in interest income. However, this increase was more than offset by the increased average cost of interest-bearing liabilities which increased from 3.17% to 3.98%. As short-term rates have increased, deposit and advance rates have increased more than comparable loan and investment yields, resulting in lower net interest spreads and margins. Interest-bearing liabilities repriced upward faster than interest-earning assets primarily due to the increase in short-term interest rates, the continuing flat to inverted yield curve and strong local competition for both deposits and loans in our market.
     The Company’s net interest margin decreased 44 basis points from 3.10% in the prior year’s quarter to 2.66% in the current quarter. The decrease in net interest margin is primarily attributable to the shift in deposit growth from core deposits to certificates of deposit. The average balance of certificates of deposit during the quarter ended December 31, 2006 was $221.1 million or $48.5 million more than the average balance of $173.6 million during the same quarter ended 2005. The Company has continued to hold its core deposit rates at a static level, while pricing its shorter term special certificates of deposit accounts to better compete for these accounts in its markets. The Company temporarily discontinued advertising its premium rates on certificates of deposit in the quarter ending September 30, 2006, which, along with continued strong local competition for these deposits, resulted in a decline in these types of deposits. The balance of certificate of deposits declined $5.9 million or 2.6%, from $226 million at September 30, 2006 to $220.1 million at December 31, 2006. Loan growth has been funded with more cost effective Federal Home Loan Bank advances.
     Interest Income. Interest and dividend income for the quarter ended December 31, 2006 increased approximately $650,000 to $8.4 million as compared to $7.7 million in the prior year quarter. This increase was primarily a result of a $28.6 million, or 6.9%, increase in the average balance of loans from the quarter ended December 31, 2005 to December 31, 2006, partially offset by a $10.1 million decrease in the average balance of short-term investments and available for sale investment securities for the quarter ended December 31, 2006 as compared to the 2005 period. The average balance of loans increased primarily as a result of an increase in the originations of commercial real estate loans, which increased mainly due to the Bank’s continued focus on originating these loans as well as the purchase of residential mortgage loans in the second quarter of 2006. The average balance of construction loans, commercial loans, and consumer loans increased from the December 2005 quarter to the current year quarter. A decline in the quarterly average balance for home equity loans for the quarter ending December 31, 2005 to the quarter ending December 31, 2006 offset the increases in average loan balances for the comparable quarters of 2005 and 2006. The increase in interest income derived from the increase in the average balance of assets was enhanced by a 28 basis point increase in the yield on average interest-earnings assets from 5.86% to 6.14%. Interest and dividend income was also positively impacted as a result of the Federal Home Loan Bank of Boston’s payment of its quarterly dividend for the quarter ended September 30, 2006 (which had been delayed) during the December quarter and the payment of a special dividend of $81,296 from the Co-Operative Central Bank of Massachusetts during the quarter ending December 31, 2006.
     Interest Expense. Interest expense for the quarter ended December 31, 2006 increased by $1.1 million to $4.7 million as compared to $3.6 million in the quarter ended December 31, 2005. The increase in interest expense is the combined effect of an increase in average interest-bearing liabilities from $457.5 million at December 31, 2005 to $476.0 million at December 31, 2006 and an increase of 81 basis points in the cost of funds from 3.17% in the quarter ended December 31, 2005 to 3.98% in the quarter ended December 31, 2006. The increase in the cost of funds is primarily the result of the combined effect of general market interest rate increases, increased competition for deposit accounts, and the Bank offering premium rates on certain short-term deposits. Average deposits increased by $28.9 million, from $315.5 million in the quarter ended December 31, 2005 to $344.4 million in the 2006 quarter. The increase in the expense attributable to the increased average balance of deposits was partially offset by a decline in interest expense resulting from a $10.5 million decrease in the average balance of borrowings. The average balance of advances from the Federal Home Loan Bank of Boston declined $12.4 million or 9.3%, from an average balance of $133.8 million during the quarter ending December 31, 2005 to an average of $121.4 million during the quarter ending December 31, 2006.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005.

	Three Months Ended December 31,
	2006			2005
	Average			Average
	Balance	Interest	Average Rate	Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$433,571	$6,904	6.37%	$406,727	$6,275	6.17%
Other loans	7,515	154	8.20	5,716	110	7.70
Investment securities	101,047	1,268	5.02	110,140	1,295	4.70
Short-term investments	2,306	26	4.51	3,314	22	2.66

Total interest-earning assets	544,439	8,352	6.14	523,824	7,702	5.86

Allowance for loan losses	(3,851)			(3,786)
Non-interest-earning assets	17,414			16,662

Total assets	$558,002			$538,773

Interest-bearing liabilities:
Deposits	$344,443	$2,881	3.35	$315,527	$1,806	2.29
Advances from FHLB of Boston	121,386	1,679	5.53	133,833	1,683	5.03
Other borrowings	10,155	172	6.77	8,174	134	6.56

Total interest-bearing liabilities	475,984	4,732	3.98	457,534	3,623	3.17

Non-interest-bearing liabilities	41,586			42,184

Total liabilities	517,570			499,718

Stockholders’ equity	40,432			39,055

Total liabilities and stockholders’ Equity	$558,002			$538,773

Net interest and dividend income		$3,620			$4,079

Net interest spread			2.16%			2.69%

Net interest margin			2.66%			3.10%

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
     During the quarter ended December 31, 2006, the Company made no provision for loan losses and had no provision during the corresponding 2005 quarter. Management did not record a provision for loan losses in the 2006 quarter because it believes the allowance was adequate at December 31, 2006. While the Company’s asset quality, as measured continually by delinquency rates, charge-offs and loan classifications, continues to be satisfactory, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans indicates the need for the Company to continue to assess the adequacy of the reserve for loan losses and provide additional provisions when required. Changes in the mix of the loan portfolio are detailed in Note 2 to the Notes to Unaudited Consolidated Financial Statements in this document.

     Non-Interest Income. Total non-interest income was $475,000 for the quarter ended December 31, 2006 compared to $447,000 in the same period of 2005. The primary reason for the $28,000 increase in the current year’s quarter was due to the decline in gains on sale of loans and other income, partially offset by increased investment gains and deposit fees. Net gains on sales of investments totaled $131,000 during the current quarter, up $38,000 from the $93,000 recognized in the prior year’s quarter. During the current quarter, there were no gains or losses or sales of loans, down from $44,000 recognized in the prior year’s quarter, due to a decline in residential lending volume.
     Non-Interest Expense. Non-interest expense increased by $8,000, to $3.3 million during the quarter ended December 31, 2006. Increases in occupancy and equipment of $112,000 and professional fees of $42,000 were partially offset by decreases in marketing expense of $109,000 and salaries and benefits of $35,000.
     The decrease in salaries and employee benefits of $35,000 to $1.9 million during the quarter ended December 31, 2006, was the net effect of accrued vacation expense that was realized during the quarter ending December 31, 2006. Accrued vacation expense began with the calendar year beginning 2006 and was not recorded during the quarter ending December 31, 2005. Overall increases in salary in the ordinary course of business, and increases in staffing as the Bank opened a new branch office and operations center, and healthcare costs, partially offset the end of calendar year vacation accrual.
     Office occupancy and equipment expenses increased $112,000, or 27.6%, to $518,000 during the quarter ended December 31, 2006 as compared to the prior year period due to higher utility costs, increased maintenance costs, moving related expenses and increased depreciation of equipment, partly as a result of the Bank’s new branch and operations center.
     Professional fees increased $42,000, or 26%, to $203,000 during the current quarter ended December 31, 2006 due primarily to an increase in audit as well as consulting costs associated with complying with the requirements of the provisions of the Sarbanes-Oxley Act.
     Marketing expenses declined $109,000, or 65.3%, to $58,000 during the current quarter ended December 31, 2006 as compared to December 31, 2005 due to a decision to temporarily discontinue advertising on the Bank’s premium rate certificates of deposit and, instead use Federal Home Loan Bank advances to fund loan growth.
     Other non-interest expenses decreased $7,000, or 1.8%, to $382,000 during the current quarter ended December 31, 2006 .
     Income Taxes. The effective tax rates for the quarters ended December 31, 2006 and 2005 were 34.5% and 35%, respectively.

     Comparison of Operating Results for the Nine Months Ended December 31, 2006 and 2005
     For the nine months ended December 31, 2006, net income declined 54% to $978,000, or $0.67 per diluted share, compared to $2.1 million, or $1.48 per diluted share, in the year earlier period. This change was largely the result of the Company’s decline in net interest income from $12.5 million for the nine months ending December 31, 2005 to $11.1 million for the comparable current year period. A decline of $62,000 in non interest income and an increase in non interest expense of $322,000 from the prior year period negatively impacted net income for the nine months ending December 31, 2006. Net income for the current period 2006 was positively affected by a decrease of $637,000 in the provision for income taxes.
     Interest Income. Interest income for the nine months ended December 31, 2006 was $24.1 million, or $1.4 million more than the amount earned in the same period in the prior year due to increased loan balances and increased rates. The yield on interest-earning assets increased from 5.81% in the first nine months of the prior year to 6.01% in the same period of the current year. Average interest-earning assets increased by $13 million, or 2.5%, to $534.7 million during the nine months ended December 31, 2006, from $521.7 million for the nine months ended December 31, 2005.
     Interest Expense. Interest expense for the nine months ended December 31, 2006 was $13 million compared to $10.2 million for the nine months ended December 31, 2005, an increase of $2.8 million, or 27.7%. This increase resulted from a 73 basis point increase in the cost of funds from 2.99% in the nine months ended December 31, 2005 to 3.72% in the nine months ended December 31, 2006 and an increase in average interest-bearing liabilities of $11.9 million to $466.6 million from $454.6 million. The increase in interest-bearing liabilities is primarily due to the Bank’s advertising of premium rates on certain certificates of deposit. The Bank temporarily discontinued advertising for these premium rate certificates during the second and third quarters of fiscal 2007.
     The increase in the cost of interest bearing liabilities during the first nine months of the current year was primarily due to an increase in the cost of deposits from 2.03% during the prior year period to 3.12% during the nine months ended December 31, 2006. The cost of Federal Home Loan Bank of Boston advances, the Company’s other primary interest-bearing liability, also increased during the first nine months of the current year to 5.44% from 4.90% in the comparable prior year period as some advances matured and some option advances were called and were replaced with higher rate advances.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005:

	Nine Months Ended December 31,
	2006			2005
	Average			Average
	Balance	Interest	Average Rate	Balance	Interest	Average Rate
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$418,465	$19,680	6.27%	$398,024	$18,324	6.14%
Other loans	7,057	427	8.07	5,905	317	7.16
Investment securities	102,357	3,738	4.87	113,685	3,990	4.68
Short-term investments	6,817	242	4.73	4,092	88	2.87

Total interest-earning assets	534,696	24,087	6.01	521,706	22,719	5.81

Allowance for loan losses	(3,834)			(3,744)
Noninterest-earning assets	17,235			16,898

Total assets	$548,097			$534,860

Interest-bearing liabilities:
Deposits	$353,790	$8,289	3.12	$306,342	$4,666	2.03
Advances from FHLB of Boston	103,924	4,236	5.44	139,451	5,125	4.90
Other borrowings	8,854	482	7.26	8,855	399	6.01

Total interest-bearing liabilities	466,568	13,007	3.72	454,648	10,190	2.99

Non-interest-bearing liabilities	41,585			41,075

Total liabilities	508153			495,723

Stockholders’ equity	39,944			39,134

Total liabilities and stockholders’ equity	$548,097			$534,860

Net interest and dividend income		$11,080			$12,529

Net interest spread			2.29%			2.82%

Net interest margin			2.74%			3.20%

     Non-interest Income. Non-interest income decreased to $1.4 million during the nine months ended December 31, 2006 from $1.5 million in the prior year period. An increase in fees for deposit accounts of $68,000 and an increase in gains on sales of investments of $53,000 were offset by a decrease in gains on sales of investment loans of $124,000. Other income decreased by $59,000 primarily due to lower fees from third-party investment services.
     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. Based on these evaluations, the Company provided $100,000 and $50,000 respectively, for loan losses in the nine month periods ended December 31, 2005 and 2006. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance.
     Net gains from sales and write-downs of investment securities were $359,000 for the nine months ended December 31, 2006 compared to net gains of $306,000 in the comparable prior year period. During the nine months ended December 31, 2006 and 2005, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.

     Non-interest Expense. Non-interest expense increased $322,000 during the nine months ended December 31, 2006, as compared to the corresponding period in the prior year. Non-interest expenses increased due principally to increases in occupancy costs of $396,000, professional fees of $94,000, data processing costs of $15,000 and other expenses of $68,000. Salary and benefit expenses declined by $119,000, and marketing costs declined by $132,000.
     The decrease in salaries and employee benefits of $119,000 or 1.9%, during the nine months ended December 31, 2006, was the net effect of the absence of a $283,000 non-recurring restructuring cost for voluntary termination packages that occurred in the prior year, partially offset by overall salary increases in the ordinary course of business, increases in staffing to support our new Medford office opened June 2006 and increased healthcare costs.
     Office occupancy and equipment expenses increased $396,000, or 33.9%, to $1.6 million during the nine months ended December 31, 2006 due to higher utility costs, increased maintenance costs and increased depreciation of equipment, partly as a result of the opening of our new Medford branch and operations center.
     Data processing costs remained relatively flat, increasing by $15,000 or 2.1%, to $720,000
     Professional fees increased $94,000, or 16.6%, to $660,000 during the nine months ended December 31, 2006 due to an increase of legal expenses of $76,000 and examination and audit expenses of $40,000.
     Marketing expenses decreased $132,000, or 25.8%, to $380,000 during the nine months ended December 31, 2006 as compared to December 31, 2005. In the 2006 period, advertising costs were reduced as we temporarily discontinued advertising the Bank’s premium rate certificates of deposit during the second and third quarters of the current year.
     Other non-interest expenses increased $68,000, or 5.3%, to $1.3 million of the current year during the nine months ended December 31, 2006 primarily due to an overall net increase in general overhead costs.
     Income Taxes. The effective tax rates for the nine months ended December 31, 2006 and 2005 were 34.5% and 35.2%, respectively.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At December 31, 2006, the Company had approximately $57.4 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At December 31, 2006, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $39.4 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company’s and the Bank’s capital ratios at December 31, 2006 were as follows:

	Company	Bank

Tier 1 Capital (to average assets)	7.91%	7.36%
Tier 1 Capital (to risk-weighted assets)	11.71%	10.90%
Total Capital (to risk-weighted assets)	12.77%	11.96%
     These ratios place the Company in excess of regulatory standards and the Bank in the “well capitalized” category as set forth by the Federal Deposit Insurance Corporation.
Off-Balance Sheet Arrangements
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
     For the year ended March 31, 2006 and for the nine months ended December 31, 2006, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	December 31,		March 31,
	2006		2006
	Amount	% Change	Amount	% Change
	(Dollars in thousands)

200 basis point increase in rates	$(2,192)	(15.39)%	$(1,530)	(10.0)%
200 basis point decrease in rates	1,613	11.33	611	4.0
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2006.
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

CENTRAL BANCORP, INC. Registrant
February 14, 2007	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

February 14, 2007	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer