Form 10-K
period 2007-03-31
CENTRAL BANCORP INC /MA/
filed 2007-06-22
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25251
CENTRAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3447594

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 628-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share Stock Purchase Rights	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 30, 2006, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $25.8 million based on the closing sale price of the registrant’s Common Stock as listed on the NASDAQ Global MarketSM as of September 30, 2006 ($31.22 per share). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.
At June 11, 2007, the registrant had 1,639,951 shares of its Common Stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference in Part III of this Form 10-K.

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
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2007, the Bank originated loans totaling $129.5 million. Of the total loans originated during fiscal 2007, $24.2 million, or 19%, were residential mortgage loans and $105.3 million, or 81%, were commercial mortgage loans. During the years ended March 31, 2007 and 2006, the Bank sold $6.9 million and $19.5 million, respectively, of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio increased by $45.2 million, or 10.9%, to $460.5 million at March 31, 2007 from $415.3 million at March 31, 2006. The increase occurred primarily as a result of the continuing high level of loan refinancing activity, particularly residential mortgage loans, management’s decision to sell many fixed-rate residential mortgages originated in fiscal 2007 and continued focus on commercial real estate lending.
     While the loan portfolio increased overall, the most significant growth was in the commercial real estate portfolio which grew by $21.6 million, or 10.1%, in fiscal 2007. This growth is consistent with management’s strategic intent to grow its commercial mortgage portfolio due to the generally more favorable yields and repricing frequency of these assets, as compared to other interest-earning assets.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated.

	At March 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)

Mortgage loans:
Residential	$175,259	38.1%	$160,381	38.6%	$159,838	41.4%	$171,682	48.2%	$236,649	60.7%
Commercial	235,535	51.1	213,935	51.5	194,326	50.3	146,107	41.0	107,140	27.5
Construction	35,011	7.6	27,680	6.7	17,187	4.4	25,112	7.0	30,294	7.8
Home equity	6,901	1.5	7,505	1.8	9,194	2.4	9,397	2.6	9,128	2.3

Total mortgage loan	452,706	98.3	409,501	98.6	380,545	98.5	352,298	98.8	383,211	98.3

Other loans:
Commercial and industrial	6,605	1.4	4,457	1.1	4,786	1.2	3,198	0.9	5,319	1.4
Consumer	1,231	0.3	1,360	0.3	1,051	0.3	1,129	0.3	1,287	0.3

Total other loan	7,836	1.7	5,817	1.4	5,837	1.5	4,327	1.2	6,606	1.7

Total loans	460,542	100.0%	415,318	100.0%	386,382	100.0%	356,625	100.0%	389,817	100.0%

Less:
Allowance for loan losses	3,881		3,788		3,681		3,537		3,284

Loans, net	$456,661		$411,530		$382,701		$353,088		$386,533

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2007 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In thousands)

Commercial and industrial loans	$5,316	$863	$426	$6,605
Construction loans	22,485	11,105	1,421	35,011

Total	$27,801	$11,968	$1,847	$41,616

     Of the $41.6 million in construction, commercial and industrial loans noted above, $23.0 million mature more than one year after March 31, 2007, of which $5.6 million have fixed rates and $17.4 million have floating or variable rates.
     Residential Lending. The Bank’s residential mortgage loans at March 31, 2007 totaled $175.3 million, or 38.1%, of the total loan portfolio. Fixed-rate residential mortgages totaled $111.3 million, or 63.5%, of the residential loan portfolio and adjustable-rate loans totaled $64.0 million, or 36.5%, of the residential loan portfolio.
     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2004 and fiscal 2005. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30 year fixed-rate mortgage loan. This activity slowed during fiscal 2006 and fiscal 2007 as long-term rates increased, presenting homeowners fewer refinance opportunities.
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
     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner-occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 80% of the appraised value of the residential property. The Bank generally requires private mortgage insurance for loans in excess of 80% of appraised value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on nonowner-occupied residential properties is 80%.
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five year FHLB classic advance rate plus a margin of 1.75 to 2.50 percentage points. As of March 31, 2007, the Bank’s commercial mortgage portfolio totaled $235.5 million and constituted 51.0% of the total loan portfolio. The growth in the commercial mortgage loan portfolio in fiscal 2007, which totaled $21.6 million, or 10.1%, is attributable to the continued focus by the Bank in the commercial mortgage market. This strategy was initiated in 2002 with the Bank’s hiring of additional experienced commercial lenders and credit administration personnel. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past three years.
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
     The Bank’s construction loans totaled $35.0 million, or 7.6%, of the Bank’s loan portfolio at March 31, 2007. Construction loans are generally short-term in nature and have maturities ranging from six months to five years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Currently, construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and only after receipt of title updates.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank’s home equity loans outstanding totaled $6.9 million, or 1.5%, of the Bank’s loan portfolio at March 31, 2007.
     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer and other loans totaled $7.8 million, or 1.7%, of the total loan portfolio on March 31, 2007. The Bank’s commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The Bank engages in consumer lending primarily as an accommodation to existing customers.
     Risks of Commercial Real Estate, Construction and Commercial and Industrial Lending. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve a higher degree of risk of loss than long-term financing on improved occupied real estate because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see ” Non-Performing Assets” below.
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
     Loan Solicitation and Processing. Loan originations come from a number of sources. Residential real estate loans are attributable to walk-in customers, existing customers, real estate brokers and builders as well as the purchase of residential loans from other financial institutions. During fiscal 2007, the Bank purchased $14.2 million in residential whole loans and participated in $13.5 million commercial real estate loans. The Bank also utilizes both in-house and traveling originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank’s team of commercial loan officers. Consumer loans result from walk-in customers and depositors.
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

     The following table sets forth information with respect to the Bank’s non-performing assets at the dates indicated.

	At March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans accounted for on a non-accrual basis, non-performing loans	$330	$1,220	$190	$—	$—
Restructured loans	—	—	—	—	—
Real estate acquired by foreclosure	—	—	—	—	—

Total non-performing assets	$330	$1,220	$190	$—	$—

Impaired loans, accruing	$—	$—	$—	$—	$—

Non-performing loans to total loans	0.07%	0.29%	0.05%	0.00%	0.00%

Non-performing assets to total assets	0.06%	0.22%	0.04%	0.00%	0.00%
     At March 31, 2007, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.
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

     The following table presents activity in the allowance for loan losses during the years indicated.

	At or For the Years Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$3,788	$3,681	$3,537	$3,284	$3,292

Provision	80	100	100	200	—

Charge-offs:
Residential mortgage	—	—	—	—	—
Commercial mortgage	—	—	—	—	—
Other loans	(48)	(39)	(3)	(29)	(21)

Total charge-offs	(48)	(39)	(3)	(29)	(21)

Recoveries:
Residential mortgage	—	—	—	19	—
Commercial mortgage	43	37	39	33	—
Other loans	18	9	8	30	13

Total recoveries	61	46	47	82	13

Net (charge-offs) recoveries	13	7	44	53	(8)

Balance at end of year	$3,881	$3,788	$3,681	$3,537	$3,284

Average loans outstanding during the year	$433,935	$406,474	$365,130	$367,094	$378,502
Ratio of net charge-offs to average loans	n/a	n/a	n/a	n/a	n/a
Total loans outstanding at end of year	$460,542	$415,318	$386,382	$356,625	$389,817
Ratio of allowance for loan losses to loans at end of year	0.84%	0.91%	0.95%	0.99%	0.84%

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

	At March 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Mortgage loans:
Residential mortgage	$456	38.10%	$443	38.60%	$422	41.40%	$446	48.20%	$583	60.80%
Commercial mortgage	2,642	51.10	2,653	51.50	2,740	50.30	2,434	41.00	2,009	27.40
Construction	587	7.60	523	6.70	334	4.40	494	7.00	457	7.80
Home equity	84	1.50	88	1.80	100	2.40	101	2.60	94	2.30

Total mortgage loans	3,769	98.30	3,707	98.60	3,596	98.50	3,475	98.80	3,143	98.30
Other loans	112	1.70	81	1.40	85	1.50	62	1.20	141	1.70

Total	$3,881	100.00%	$3,788	100.00%	$3,681	100.00%	$3,537	100.00%	$3,284	100.00%

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
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2007, all of the Bank’s marketable investments were classified as available for sale.
     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated.

	At March 31,
	2007	2006	2005
	(Dollars in thousands)

U. S. Government and agency obligations	$19,768	$25,407	$21,725
Corporate bonds	13,697	28,297	35,217
Mortgage-backed securities	27,387	38,948	47,879
Marketable equity securities	4,911	4,543	3,795

Total investment securities	$65,763	$97,195	$108,616

Percentage of total assets	11.6%	17.8%	20.8%

     At March 31, 2007, the Bank owned securities issued by several companies having a fair value that exceeded 10% of the Company’s stockholders’ equity. Such securities consisted primarily of debt obligations. The following table summarizes the Bank’s aggregate holdings of each issuer as of March 31, 2007.

Issuer	Amortized Cost	Market Value
	(In thousands)
Ford Motor Credit	$4,530	$4,412
Verizon Maryland	3,983	4,132

     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2007.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. government and agency obligations	$3,000	3.92%	$16,984	4.42%	$—	— %	$—	— %	$19,984	$19,768	4.30%
Corporate bonds	—		13,565	6.00	—		—		13,565	13,697	5.94
Mortgage-backed securities	—		56	5.36	13,297	4.22	14,476	4.99	27,829	27,387	4.55

Total	$3,000		$30,605		$13,297		$14,476		$61,378	$60,852

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
     Deposits. Consumer deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other financial institutions in its market area.
     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated.

	Years Ended March 31,
	2007			2006			2005
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)

Demand deposit accounts	$38,832	9.95%	—%	$37,990	10.7%	—%	$32,601	10.4%	—%
NOW accounts	30,005	7.69	.61	33,604	9.5	0.54	35,660	11.4	0.68
Passbook and other savings accounts	59,354	15.22	.64	69,336	19.6	0.66	73,916	23.6	0.54
Money market deposit accounts	35,287	9.05	2.28	43,490	12.3	1.44	58,155	18.5	1.56
Term deposit certificates	226,630	58.09	4.33	169,303	47.9	3.34	113,495	36.1	2.77

Total deposits	$390,108	100.0%	2.86%	$353,723	100.0%	1.96%	$313,827	100.0%	1.51%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2007 (in thousands).

Maturity Period:
Three months or less	$31,462
Three through six months	26,414
Six through twelve months	19,644
Over twelve months	4,639

Total	$82,159

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans and all the Bank’s stock in the FHLB of Boston. At March 31, 2007, the Bank had advances outstanding from the FHLB of Boston of $125.0 million and unused borrowing capacity, based on available collateral, of approximately $43.8 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated.

	At or for the
	Years Ended March 31,
	2007	2006	2005
	(Dollars in thousands)

Amounts outstanding at end of period	$125,000	$103,500	$138,135
Weighted average rate at end of period	5.11%	5.15%	4.82%
Maximum amount of borrowings outstanding at any month end	$140,371	$147,800	$153,800
Approximate average amounts outstanding at any month end	$112,070	$134,299	$141,091
Approximate weighted average rate during the year	5.42%	4.93%	4.85%
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the Debentures). The interest rate on the Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2007, the interest rate was 7.79%. On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6,083,000 of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
     The Trust I Debentures and the Trust II Debentures are the sole assets of Trust I and Trust II respectively, and are subordinate to all of the Company’s existing and future obligations for borrowed money.
     The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Trust I Debentures and the Trust II Debentures. Concurrently with the issuance of the Trust I and Trust II Debentures and the trust preferred securities, the Company issued guarantees related to each trust’s securities for the benefit of the holders of Trust I and Trust II.
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
     Effective with the enactment of the Gramm-Leach-Bliley Act (the “G-L-B Act”) on November 12, 1999, bank holding companies whose financial institution subsidiaries are well capitalized and well managed and have satisfactory Community Reinvestment Act (“CRA”) records can elect to become “financial holding companies” which are permitted to engage in a broader range of financial activities than are permitted to bank holding companies, including investment banking and insurance companies. Financial holding companies are authorized to engage in, directly or indirectly, financial activities. A financial activity is an activity that is: (i) financial in nature; (ii) incidental to an activity that is financial in nature; or (iii) complementary to a financial activity and that does not pose a safety and soundness risk. The G-L-B Act includes a list of activities that are deemed to be financial in nature. Other activities also may be decided by the Federal Reserve Board to be financial in nature or incidental thereto if they meet specified criteria. A financial holding company that intends to engage in a new activity or to acquire a company to engage in such an activity is required to give prior notice to the Federal Reserve Board. If the activity is not either specified in the G-L-B Act as being a financial activity or one that the Federal Reserve Board has determined by rule or regulation to be financial in nature, the prior approval of the Federal Reserve Board is required.
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
     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA) to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. There is a presumption of “control” where the acquiring person will own, control or hold with power to vote 10% or more of any class of voting security of a bank holding company or insured bank if, like the Company, the company involved has registered securities under Section 12 of the Securities Exchange Act of 1934.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Cooperative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2007 was $43,076.

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
     At March 31, 2007, the Bank’s ratio of Tier 1 capital to average assets was 6.69%, its ratio of Tier 1 capital to risk-weighted assets was 9.83% and its ratio of total risk-based capital to risk-weighted assets was 10.86%.
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
     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ National Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2007, the Bank had marketable equity securities, including money market preferred stocks, with a market value of $4.9 million, which were held under such grandfathering authority.
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.
     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit is expected to approximate $363,513. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2007 averaged 1.25 basis points of assessable deposits.
     The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.
     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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

		Adequately		Significantly
	Well Capitalized	Capitalized	Undercapitalized	Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

*	3.0% if the institution has a composite 1 CAMELS rating.
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
     Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and affiliated interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective affiliates, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers may not be made on terms more favorable than those afforded other borrowers and are restricted as to type, amount and terms of credit. In addition, federal law prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
     Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Specified collateral requirements apply to certain covered transactions such as loans and issued guarantees on behalf of an affiliate. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.
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
     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $45.8 million less an exemption of $8.5 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.8 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve

Board between 8% and 14%) of the portion in excess of $48.3 million. The Bank is in compliance with these requirements.
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
     The Bank is also subject to similar obligations under Massachusetts Law. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “satisfactory.”
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at March 31, 2007 of $7.4 million.
     The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2007, 2006 and 2005, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $403,000, $360,000 and $231,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
Employees
     At March 31, 2007, the Company and the Bank employed 121 full-time and 32 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.
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
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At March 31, 2007, nonresidential real estate and construction loans totaled $270.5 million, which represented 58.7% of net total loans. If we continue to increase the level of our nonresidential real estate and construction loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans.
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
     Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although the Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.
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
     Interest rates have recently been at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 17 times, from 1.00% to 5.25%. While these short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin to date. If short-term interest rates continue to rise, and if rates on our deposits and borrowings continue to reprice upwards faster than the rates on our long-term loans and investments, we would experience further compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
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
     At March 31, 2007, our allowance for loan losses as a percentage of total loans was 0.84%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
     A substantial source of our income from which we service our debt, pay our obligations and from which we can pay dividends is the receipt of dividends from Central Co-operative Bank. The availability of dividends from Central Co-operative Bank is limited by various statutes and regulations. It is also possible, depending upon the financial condition of Central Co-operative Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event that Central Co-operative Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. The inability to receive dividends from Central Co-operative Bank would adversely affect our business, financial condition, results of operations and prospects.

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan centers located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2007, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2007:

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2007
			(in thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$275

Branch Offices: 175 Broadway Arlington, MA (owned)	1982		157

85 Wilmington Road Burlington, MA (leased)	1978	(a)	111

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		127

137 Pleasant Street Malden, MA (leased)	1975	(b)	55

846 Main Street Melrose, MA (owned)	1994		227

275 Main Street Woburn, MA (owned)	1980		463

198 Lexington Street Woburn, MA (owned)	1974		202

Woburn High School Woburn, MA (leased)	2002	(c)	40

Stand Alone ATM: 94 Highland Avenue Somerville, MA (leased)	2004	(d)	96

Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(e)	290

Operations Center/Branch Office 270 Mystic Avenue Medford, MA (leased)	2006	(f)	720

(a)	The lease for the Burlington branch expires 10/31/2007 with a five-year renewal option.

(b)	The lease for the Malden branch expires 8/31/2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand alone ATM expires 11/30/07 with an option to extend for three three-year terms.

(e)	The lease for the Commercial Loan Center was scheduled to expire on 11/1/2006 with an option to extend for one three-year term. On May 1, 2006 this lease was terminated and re-written; adding more space and additional parking for the Bank’s lending operations. The new lease is for ten years with two five year options to extend. The initial base rent is $113,745 per year.

(f)	In March, 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The initial rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
     At March 31, 2007, the net book value of the Bank’s premises and equipment was $4.8 million.
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
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
Market for Common Equity and Related Stockholder Matters
     The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2007, there were 1,639,951 shares of the common stock outstanding and approximately 227 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2007 and fiscal 2006 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2007 and fiscal 2006. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)
Fiscal 2007	High	Low	Fiscal 2007	Amount

6/30/06	$36.20	$28.25	5/19/06	$0.18
9/30/06	33.46	30.00	8/18/06	0.18
12/31/06	33.90	30.50	11/17/06	0.18
3/31/07	32.80	30.02	2/16/07	0.18

Fiscal 2006	High	Low	Fiscal 2006	Amount

6/30/05	$29.97	$25.20	5/19/05	$0.12
9/30/05	28.67	25.25	8/19/05	0.18
12/31/05	30.87	27.00	11/17/05	0.18
3/31/06	29.97	28.25	2/17/06	0.18

Stock Price Performance Graph
     The graph and table which follow show the cumulative total return on the Common Stock of the Company from March 31, 2002 through March 31, 2007 compared with the cumulative total return of (i) an index of NASDAQ banks, and (ii) the S&P 500 Index (the “S&P 500”). Cumulative total return on the stock or the index equals the total increase in value since March 31, 2002, assuming reinvestment of all dividends paid on the stock or the index, respectively. The graph and table were prepared assuming that $100 was invested at the closing price on March 31, 2002 in the Common Stock of the Company and in each index. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.
CUMULATIVE TOTAL SHAREHOLDER RETURN
COMPARED WITH PERFORMANCE OF SELECTED INDICES
Summary

	3/31/02	3/31/03	3/31/04	3/31/05	3/31/06	3/31/07
Central Bancorp, Inc.	$100.00	$113.76	$140.76	$101.71	$111.66	$118.22
NASDAQ Banks Index	100.00	93.15	135.33	100.65	109.12	100.79
S&P 500	100.00	75.23	101.66	108.44	121.14	135.46

Purchases of Equity Securities

	(a)		(b)	(c)	(d)
				Total Number of	Maximum Number of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased Under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased		per Share	Programs	Programs

Month #1:
January 1, 2007 to January 31, 2007	109,600	(1)	$33.00	—	—

Month #2:
February 1, 2007 to February 28, 2007	—		$—	—	—

Month #3:
March 1, 2007 to March 31, 2007	—		$—	—	—

Total	109,600	(1)	$33.00	—	—

(1)	On January 31, 2007, the Central Co-operative Bank Employee Stock Ownership Plan (the “ESOP”) completed the purchase of 109,600 shares of the Company’s common stock. The ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated January 25, 2007, by and among the Company and the ESOP and Mendon Capital Advisors Corp., Moors & Mendon Master Fund, L/P., Mendon ACAM Master Fund, Ltd. and Burnham Financial Services Fund (collectively, “Mendon”) at a price of $33.00 per share.

Item 6. Selected Financial Data
     The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

	At or for the Year Ended March 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share data)

Balance Sheet

Total assets	$566,140	$547,275	$521,071	$490,897	$477,208
Total loans	460,542	415,318	386,382	356,625	389,817
Investments available for sale	65,763	97,195	108,616	83,771	61,111
Deposits	388,573	393,413	333,215	295,920	287,959
Total borrowings	137,053	111,290	146,455	145,256	144,576
Total stockholders’ equity	37,702	39,189	38,239	43,454	39,443
Shares outstanding	1,640	1,591	1,589	1,665	1,662

Statements of Operations

Net interest and dividend income	$14,449	$16,317	$15,731	$15,570	$17,257
Provision for loan losses	80	100	100	200	—
Net gain (loss) from sale and write-down of investment securities	581	419	453	(135)	(308)
Gain on sale of loans	99	208	252	295	796
Other non-interest income	1,314	1,370	950	966	917
Total non-interest expenses	14,856	14,183	13,518	12,401	13,877
Net income	1,020	2,643	2,463	2,936	2,187
Earnings per common share-diluted	0.70	1.83	1.65	1.88	1.37

Selected Ratios

Interest rate spread	2.21%	2.72%	2.85%	2.96%	3.29%
Net yield on interest-earning assets	2.68	3.11	3.20	3.36	3.71
Non-interest expenses to average assets	2.69	2.64	2.68	2.60	2.91
Equity-to-assets	6.66	7.16	7.34	8.85	8.27
Return on average assets	0.18	0.49	0.49	0.62	0.46
Return on average stockholders’ equity	2.59	6.78	6.12	6.98	5.52
Dividend payout ratio	100.00	35.68	28.91	23.23	33.24
Book value per share	$22.99	$24.64	$24.07	$26.10	$23.73
Tangible book value per share	$21.63	$23.24	$22.67	$24.72	$22.38

Quarterly Results of Operations (in thousands, except per share data)
     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2007 and 2006.

	2007
	First	Second	Third	Fourth

Interest and dividend income	$7,489	$8,246	$8,352	$8,200
Interest expense	3,911	4,365	4,732	4,830

Net interest and dividend income	3,578	3,881	3,620	3,370
Provision for loan losses	50	—	—	30
Non-interest income	490	442	475	587
Non-interest expenses	3,846	3,787	3,310	3,913

Income before income taxes	172	536	785	14
Income tax	59	185	271	(28)

Net income	$113	$351	$514	$42

Earnings per common share — basic	$.08	$.24	$.36	$.03

Earnings per common share — diluted	$.08	$.24	$.35	$.03

	2006
	First	Second	Third	Fourth

Interest and dividend income	$7,368	$7,571	$7,702	$7,700
Interest expense	3,210	3,357	3,623	3,834

Net interest and dividend income	4,158	4,214	4,079	3,866

Provision for loan losses	50	50	—	—

Non-interest income	494	606	447	450
Non-interest expenses	3,514	3,805	3,302	3,562

Income before income taxes	1,088	965	1,224	754
Income tax	383	341	428	236

Net income	$705	$624	$796	$518

Earnings per common share — basic	$.50	$.44	$.56	$.36

Earnings per common share — diluted	$.49	$.43	$.55	$.36

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
     The following is a discussion and analysis of the Company’s results of operations for the last three fiscal years and its financial condition at the end of fiscal years 2007 and 2006. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Application of Critical Accounting Policies
     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, income taxes, impairment of securities, derivative loan commitments, and stock options under SFAS 123R. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.
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
     The Company has derivatives consisting of forward commitments to sell loans in order to reduce market risk associated with commitments to fund loans held for sale. An increase in market interest rates between the time the Bank commits to terms on a loan and the time the loan is sold will generally have the effect of reducing the gain (or increasing the loss) recorded for the sale. Forward loan sale contracts and commitments to fund loans intended for sale are recorded at fair value. Management uses both a discounted cash flow analysis (which is dependent upon estimated future cash flows and the level of interest rates) and estimates based on outstanding investor commitments to calculate market value.
Results of Operations
     Overview. The Company’s results of operations during the past three fiscal years have been influenced by several significant factors. From a recurring operating perspective, the generally declining trend in yields earned and costs paid on both short and long-term assets and liabilities that began in January 2001 has had a significant impact on both the balance sheet and income statement. With home mortgage rates declining and ultimately hitting a 45 year low in 2003, consumers refinanced their mortgages, oftentimes on multiple occasions, to take advantage of the opportunity to lock in low rates for up to 30 years. Since the second half of fiscal 2003, the Company has sold the majority of its current originations of fixed-rate residential mortgage loans in order to better manage its exposure to changing rates and, as a result, has experienced a shift in its asset mix from residential to commercial mortgage loans. Management has favored commercial real estate lending in recent years due to the shorter repricing characteristics of these loans (generally every 5 years), acceptable yields and the favorable economic market conditions in the Company’s lending area.
     With the declining rate trend that occurred until fiscal year 2006 as referred to above, the Company experienced reductions in both its yield on interest-earning assets and its cost of interest-bearing liabilities each year since fiscal 2001. However, in fiscal years 2006 and 2007, the cost increase exceeded the yield increase, resulting in lower spreads, as summarized in the following table:

	Yield	Cost	Spread
Fiscal 2001	7.50%	4.70%	2.80%
Fiscal 2002	6.83	3.98	2.85
Fiscal 2003	6.48	3.19	3.29
Fiscal 2004	5.84	2.88	2.96
Fiscal 2005	5.62	2.77	2.85
Fiscal 2006	5.78	3.06	2.72
Fiscal 2007	5.99	3.78	2.21
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
     During fiscal years 2006 and 2007 rising interest rates increased both the Company’s yield and cost and negatively affected the spread by 13 and 51 basis points, respectively, as liabilities repriced quicker than the Company’s assets. In spite of the increases in shorter term interest rates, the Company attempts to hold the interest rates it pays on its deposits to the minimum amount it can pay in a competitive market. During fiscal 2005, the Bank maintained the interest rates it paid on the core deposit account, and introduced a promotional certificate for 13 months that was successful in drawing in new funds to the Bank. The Bank continued to offer various certificate promotions throughout fiscal 2006 and 2007. From time to time, the Bank uses long-term FHLB advances to fund growth or to replace deposits if the pricing of advances is more favorable than the all-in cost of raising deposits.

The ability to reduce deposit rates in the current year was limited, primarily as a result of competitive market factors in a rising short-term interest rate environment. Because of competitive pressures, the Bank was not able to raise the yield on our lending products that generally are priced based on longer term rates which have remained quite stable. This has resulted in a flat to inverted yield curve that negatively impacted earnings as the year progressed.
     Interest Rate Spread. The Company’s and the Bank’s operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. Net interest spread and margin declined from 2.72% and 3.11% to 2.21% and 2.68%, respectively, from March 31, 2006 to March 31, 2007, primarily due to increases in the rates paid on interest bearing liabilities. The increase in the cost of interest bearing liabilities was greater than the increase in the yield on interest earning assets, primarily due to the increase in short-term interest rates and the resulting flat yield curve, as well as the Bank’s ongoing campaign to increase certificates of deposit by offering aggressively priced promotional rates on these accounts. The following table presents average balances, interest income and expense and yields earned or rates paid on all interest-earning assets and interest-bearing liabilities for the years indicated.

	Years Ended March 31,
	2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Mortgage loans	$426,670	$26,589	6.23%	$400,576	$24,425	6.10%	$358,783	$21,902	6.10%
Other loans	7,265	581	8.00	5,898	428	7.26	6,347	366	5.77

Total loans	433,935	27,170	6.26	406,474	24,853	6.11	365,130	22,268	6.10

Short-term investments	6,721	329	4.90	6,570	232	3.53	15,368	175	1.14
Investment securities	98,621	4,788	4.85	112,206	5,256	4.68	111,085	5,173	4.66

Total investments	105,342	5,117	4.86	118,776	5,488	4.62	126,453	5,348	4.22

Total interest-earning assets	539,277	32,287	5.99	525,250	30,341	5.78	491,583	27,616	5.62

Allowance for loan losses	(3,840)			(3,754)			(3,607)
Non-interest-earning assets	17,548			16,747			16,797

Total assets	$552,985			$538,243			$504,773

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$351,276	11,136	3.17	$315,733	6,893	2.18	$281,226	4,733	1.68
Other borrowings- including short-term advances from FHLB	9,951	719	7.12	8,615	537	6.23	6,901	304	4.41
Long term advances from FHLB of Boston	110,597	5,993	5.42	133,718	6,594	4.93	140,482	6,848	4.87

Total interest-bearing liabilities	471,824	17,838	3.78	458,066	14,024	3.06	428,609	11,885	2.77

Non-interest-bearing deposits	38,832			37,990			32,601
Other liabilities	2,991			3,219			3,308

Total liabilities	513,647			499,275			464,518
Stockholders’ equity	39,338			38,968			40,255

Total liabilities and stockholders’ equity	$552,985			$538,243			$504,773

Net interest and dividend income		$14,449			$16,317			$15,731

Interest rate spread			2.21%			2.72%			2.85%

Net yield on interest-earning assets			2.68%			3.11%			3.20%

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

	2007 vs. 2006			2006 vs. 2005
	Changes due to			Changes due to
	increase (decrease) in:			increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Mortgage loans	$1,630	$534	$2,164	$2,523	$—	$2,523
Other loans	106	47	153	(28)	90	62

Total income from loans	1,736	581	2,317	2,495	90	2,585

Short-term investments	5	92	97	(145)	202	57
Investment securities	(654)	186	(468)	58	25	83

Total income from investments	(649)	278	(371)	(87)	227	140

Total interest and dividend income	1,087	859	1,946	2,408	317	2,725

Interest expense:
Deposits	843	3, 400	4,243	631	1,529	2,160
Other borrowings — including short-term advances from FHLB	89	83	172	(336)	82	(254)
Long-term advances — FHLB of Boston	(1,214)	613	(601)	88	145	233

Total interest expense	(282)	4,097	3,815	383	1,756	2,139

Net interest and dividend income	$1,369	$(3,237)	$(1,868)	$2,025	$(1,439)	$586

     Interest and Dividend Income. The Company experienced a decrease of $1.9 million in net interest and dividend income for the year ended March 31, 2007 compared to fiscal 2006. The balance of average interest-earning assets increased by $32.2 million to $539.3 million. The Company’s asset mix continued to shift of its asset mix towards commercial real estate lending in line with our business plan and residential lending levels as a percentage of our loan portfolio continued to decline as most new originations were sold in the econdary market. During fiscal 2007, $6.9 million of such loans were sold. Additionally, in 2007, the Company purchased $14.2 million of newly originated resdiential loans. Although these purchases were partially offset by the continued loan prepayments as customers refinance their mortgages at favorable rates, the average balance of residential mortgage loans increased by $4.6 million in fiscal 2007. Additionally, the average balance of commercial real estate loans increased by $13.1 million during fiscal 2007. The average balance of mortgage loans increased from $400.6 million during fiscal 2006 to $426.7 million for fiscal 2007 a change of $26.1 million, or 6.5%.
     Interest income on loans increased from fiscal 2006 to fiscal 2007 by $2.3 million to $27.2 million due to an increase in the average balance of loans of $27.5 million to $433.9 million. Interest income on investments decreased by $371,000 in fiscal 2007 primarily due to a $13.4 million decline in average balance of investments during fiscal 2007 as compared to fiscal 2006 offset by increasing rates on investments. In fiscal 2007 and 2006 excess short term funds were used to pay down FHLB advances. The yield on investments during fiscal 2007 and fiscal 2006 is 4.86% and 4.62%, respectively.
     Interest Expense. Interest expense increased $3.8 million from $14.0 million in fiscal 2006 to $17.8 million in fiscal 2007. This increase is attributable to a significant increase in rates paid as well as a $13.7 million increase in the average balance of interest-bearing liabilities, primarily due to the increase in certificates of deposit, which increased in average balance by $57.3 million from $169.3 million during fiscal 2006 to $226.6 million in fiscal 2007. The increase in certificates of deposit was primarily the result of the Bank’s promotional campaign to increase these deposits by offering agressively priced promotional rates on certificates of deposit coupled with increases in deposit interset rates in its market area. The increase in interest expense due to higher balances for certificates of deposit was partially offset by a decline in average balance for FHLB advances. The average balance for FHLB advances declined $23.1 million from $133.7 million during fiscal 2006 to $110.6 million in fiscal 2007. The average cost of FHLB advances increased by 31 basis points in fiscal 2007. The increase in the average balance of other borrowings of $1.3 million was primarily due to the issuance of subordinated debentures by the Company in fiscal years 2007 and 2005 which contributed $467,000 and $316,000 to interest expense during fiscal year 2007 and 2006, respectively.
     Provision for Loan Losses. During the fiscal year ended March 31, 2007, the Company provided $80,000 for loan losses compared with a $100,000 provision for the years ended March 31, 2006 and 2005. The Company’s loan quality, as measured principally by delinquency rates, charge-offs and loan classifications continues to be strong with no significant shifts in allocation during the fiscal years ended March 31, 2007, 2006 and 2005.
     Non-Interest Income.
     2007 v. 2006
     Total non-interest income remained relatively unchanged at $2.0 million for fiscal 2007. Deposit service charges increased $55,000 due in part to an overdraft protection program commenced in fiscal 2006. These increases were partially offset by decreases in gains on sales of loans and increased investment gains.
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
     Non-Interest Expenses.
     2007 v. 2006
     Non-interest expenses increased $673,000 during fiscal 2007, or 4.7%, to $14.9 million as compared to $14.2 million for the year ended March 31, 2006. The increase is principally due to increases in salaries and benefits of $122,000. Other expenses increased $102,000.
     Salaries and employee benefits increased $122,000, or 1.4%, to $8.6 million in fiscal 2007 as compared to the prior year. This increase was primarily due to overall salary increases in the ordinary course of business and increased health care costs. The 2006 salary total was impacted by a previously announced branch staffing restructuring charge of $282,000
     Office occupancy and equipment expenses increased $514,000, or 31.3%, to $2.2 million in fiscal 2007 as compared to 2006. This increase was primarily due to costs associated with the opening of the bank’s Medford operations center/branch, increased insurance and maintenance and repairs expense, along with increased depreciation of bank buildings and equipment and amortization of leasehold improvements.
     Data processing servicing fees decreased by $17,000, or 1.8%, to $933,000 in fiscal 2007 as compared to the prior year. The decrease was primarily due to the fiscal 2006 renegotiation and extension of the contract with the Bank’s primary data processing provider.
     Professional fees increased $127,000, or 17.1%, to $869,000 in fiscal 2007 as compared to the prior year. The increase in 2007 was primarily due to an increase in legal fees of $83,000 partly attributable to the trust preferred and ESOP stock purchase during fiscal 2007, and an increase of $36,000 in examination and audit fees.
     Marketing expenses decreased $175,000 or 28.0% to $449,000 in fiscal 2007 as compared to the prior year as the Bank undertook specific cost savings strategies concurrent with a temporary discontinuance of advertising of premium rates on certificates of deposit during fiscal 2007, opting instead to utilize FHLB advances to fund loan growth.

     Other non-interest expenses increased by $102,000, or 5.4%, to $1.9 million in fiscal 2007 due primarily to an an overall increase in general overhead costs, specifically office supplies, postage, telephone, record retention and other services provided to the Bank.
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
     Salaries and employee benefits increased $783,000, or 10.2%, to $8.5 million in fiscal 2006 as compared to the prior year. This increase was primarily due to an accrued severance expense of $283,000 due to branch staffing restructuring, overall salary increases in the ordinary course of business, increases in staffing to support a larger asset base and increased health care costs.
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
     Marketing expenses increased $50,000, or 8.7%, to $624,000 in fiscal 2006 as compared to the prior year as the Bank continued to aggressively market products to remain competitive in the market for deposit and loan customers.
     Other non-interest expenses decreased by $121,000, or 6.5%, to $1.7 million in fiscal 2006 due primarily to an insurance settlement recovery of $36,309 and an overall decrease in general overhead costs, specifically office supplies and other services provided to the Bank.
Financial Condition
     Total assets at March 31, 2007 amounted to $566.1 million, an increase of $18.8 million, or 3.4%, from $547.3 million at March 31, 2006. The growth in assets in 2007 was primarily caused by growth in the commercial real estate portfolio, which grew primarily as a result of continued focus on originating these loans. Total assets at March 31, 2006 amounted to $547.3 million, an increase of $26.2 million, or 5.0%, from $521.1 million at March 31, 2005. The growth in assets in 2006 was primarily caused by growth in the commercial real estate portfolio.
     Net loans increased $45.1 million, or 11.0%, to $456.7 million at March 31, 2007 from March 31, 2006. Net loans increased $28.8 million, or 7.5%, to $411.5 million at March 31, 2006 from March 31, 2005 primarily due to growth in the commercial real estate portfolio. These increases reflect management’s decision to increase commercial real estate loans (which carry an interest rate that generally adjusts every five years based on the FHLB classic advance rate) as a percentage of the total loan portfolio. As of March 31, 2007, commercial mortgages represent 51.0% of the loan portfolio.
     Total deposits decreased $4.8 million, or 1.2%, to $388.6 million at March 31, 2007, as compared to March 31, 2006, primarily due to the decision during the year to suspend advertising of premium rate term deposits and rely on more cost effective FHLB advances to fund loan growth. Total deposits increased $60.2 million, or 18.1%, to

$393.4 million at March 31, 2006, as compared to March 31, 2005, primarily due to an increase in certificates of deposits. Total certificates of deposit represented approximately 56.1% of total deposits at March 31, 2007. The Bank realized an increase of $9.5 million in Money Market deposit accounts and decreases of $845 thousand in demand deposits, $1.3 million in NOW accounts and $9.1 million in regular savings accounts during fiscal 2007.
     Advances from the FHLB of Boston increased to $125.0 million at March 31, 2007 from $103.5 million at March 31, 2006. This is in line with the Company’s decision noted above to shift funding from deposits to FHLB advances.
     Stockholders’ equity decreased to $37.7 million at March 31, 2007 from $39.2 million at March 31, 2006 due primarily to net earnings $1.0 million, partially offset by dividends paid of $1.0 million and an increase in unearned compensation, ESOP as a result of the ESOP stock purchase..
Liquidity
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
     Deposits have been a relatively stable source of funds for the Bank despite significant competition. Although deposits declined slightly in fiscal year 2007, overall the Bank has increased deposits since March 31, 2005 by $55.4 million to $393.4 million at March 31, 2006. During fiscal years 2007 the Bank decreased deposits by $4.8 million or 1.2%. In fiscal 2006, deposits increased by $60.2 million, or 18.1%. Differences in deposit levels are primarily the result of management decisions to focus at various times on the use of deposits to fund growth while at other times to FHLB advances instead. These decisions are based on the relative interest rates of the various sources of funds at any particular time. Core deposits, consisting of non-interest bearing demand deposits, saving accounts, NOW accounts and money market accounts, represented approximately 60% of the Bank’s total deposits in fiscal 2005 but declined to under 44% at March 31, 2006 and to 44% at March 31, 2007, as funds moved from money market and other core accounts to certificate accounts, to a great extent as a result of certificate of deposit promotions. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts, as well regular savings and NOW accounts into higher rate certificates. While the percentage of core deposits to total deposits has declined, balances in noninterest-earning demand deposits have decreased from $40.9 million at March 31, 2006 to $40.0 million at March 31, 2007.
     The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2007 and 2006, the Bank had outstanding FHLB of Boston advances of $125.0 million and $103.5 million, respectively. The FHLB of Boston advances are secured primarily by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2007, the Bank had approximately $43.8 million in unused borrowing capacity at the FHLB of Boston.
     The Bank also may obtain funds from the Federal Reserve Bank of Boston, the Co-operative Central Bank Reserve Fund and through a retail CD brokerage agreement with a major brokerage firm. The Bank views these borrowing facilities as secondary sources of liquidity and has had no need to use them.

Commitments, Contingencies and Off-Balance Sheet Risk
     In normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
     For the year ended March 31, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2007, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $34.1 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
     Commitments to sell loans held for sale are agreements to sell loans on a best efforts delivery basis to a third party at an agreed upon price.
     On September 16, 2004 the Company completed a $5.1 million trust preferred securities financing through Central Bancorp Capital Trust I. On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million through Central Bancorp Statutory Trust II. Central Bancorp Capital Trust I and Central Bancorp Statutory Trust II are the Company’s only special purpose subsidiaries. The Company, within the financing transactions and concurrent with the issuance of the junior subordinated debentures and the trust preferred securities, issued guarantees related to the trust securities of both trusts for the benefit of their respective holders. Refer to Note 1, “Subordinated Debentures,” in Notes to the Consolidated Financial Statements for more detail.
     Management believes that the Company and Bank have adequate sources of liquidity to fund these commitments.

Contractual Obligations and Commitments by Maturity
     The following table sets forth information regarding the Company’s contractual obligations and commitments as of March 31, 2007.

	Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

	(In thousands)

Deposits	$388,573	$373,888	$13,874	$811	$—
Advances from FHLB	125,000	36,000	30,000	20,000	39,000
Short-term borrowings	712	712	—	—	—
Subordinated debenture	11,341	—	—	—	11,341
Operating lease obligations	2,856	330	644	644	1,238

Total contractual cash obligations	$528,482	$410,930	$44,518	$21,455	$51,579

	Amount of Commitment Expiring by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

	(In thousands)

Loan commitments	$10,046	$10,046	$—	$—	$—
Lines of credit	24,012	8,248	1,129	3	14,632
Sell mortgage loans	1,796	1,796	—	—	—

Total commitments	$35,854	$20,090	$1,129	$3	$14,632

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
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2007, the minimum total risk-based capital ratio required was 8.00%. The Company’s and the Bank’s risk-based total capital ratios at March 31, 2007 were 13.09% and 10.86%, respectively.
     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3% for the most highly rated banks and 4% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 8.21% and 6.69%, respectively, at March 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 200 basis points upward and 200 basis points downward for fiscal years 2007 and 2006. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2007		2006
	Amount	% Change	Amount	% Change
	(Dollars in thousands)

200 basis point increase in rates	$(1,956)	(13.39)%	$(1,530)	(10.0)%
200 basis point decrease in rates	320	2.19	611	4.0
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances. The current simulation was negatively impacted by the current flat to inverted yield curve.

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in thousands)

	March 31,
	2007	2006
ASSETS
Cash and due from banks	$6,147	$6,590
Short-term investments	14,470	8,673

Cash and cash equivalents	20,617	15,263

Certificates of deposit	—	627
Investment securities available for sale (note 2)	65,763	97,195
Stock in Federal Home Loan Bank of Boston (notes 2 and 7)	7,366	8,300
The Co-operative Central Bank Reserve Fund (note 2)	1,576	1,576

Total investments	74,705	107,071

Loans held for sale (note 1)	575	45

Loans (note 3)	460,542	415,318
Less allowance for loan losses (note 4)	3,881	3,788

Net loans	456,661	411,530

Accrued interest receivable	2,415	2,678
Banking premises and equipment, net (note 5)	4,756	3,870
Deferred tax asset, net (note 8)	2,212	2,347
Goodwill, net (note 1)	2,232	2,232
Other assets	1,967	1,612

Total assets	$566,140	$547,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (note 6)	$388,573	$393,413
Short-term borrowings	712	—
Federal Home Loan Bank advances (notes 2 and 7)	125,000	103,500
Subordinated debenture (note 1)	11,341	5,258
ESOP loan (note 11)	—	2,532
Advance payments by borrowers for taxes and insurance	1,229	1,277
Accrued expenses and other liabilities	1,583	2,106

Total liabilities	528,438	508,086

Commitments and Contingencies (notes 8, 9 and 12)
Stockholders’ equity (note 10):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,639,951 shares issued at March 31, 2007 and 1,590,181 shares issued at March 31, 2006	2,033	2,033
Additional paid-in capital	3,086	2,938
Retained income	40,394	40,421
Accumulated other comprehensive income	(20)	(1,281)
Unearned compensation — ESOP (note 11)	(7,791)	(4,922)

Total stockholders’ equity	37,702	39,189

Total liabilities and stockholders’ equity	$566,140	$547,275

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Years Ended March 31,
	2007	2006	2005
Interest and dividend income:
Mortgage loans	$26,589	$24,425	$21,902
Other loans	581	428	366
Short-term investments	329	232	175
Investments	4,788	5,256	5,173

Total interest and dividend income	32,287	30,341	27,616

Interest expense:
Deposits	11,136	6,893	4,733
Advances from Federal Home Loan Bank of Boston	6,049	6,615	6,848
Other borrowings	653	516	304

Total interest expense	17,838	14,024	11,885

Net interest and dividend income	14,449	16,317	15,731
Provision for loan losses (note 4)	80	100	100

Net interest and dividend income after provision for loan losses	14,369	16,217	15,631

Non-interest income:
Deposit service charges	1,024	969	649
Net gains (losses) from sales and write-downs of investment securities (note 2)	581	419	453
Gain on sales of loans	99	208	252
Brokerage income	98	125	101
Other income	192	276	200

Total non-interest income	1,994	1,997	1,655

Non-interest expenses:
Salaries and employee benefits (note 11)	8,598	8,476	7,693
Occupancy and equipment (note 5)	2,156	1,642	1,363
Data processing service fees	933	950	1,018
Professional fees (note 12)	869	742	1,000
Advertising and marketing	449	624	574
Other expenses (note 1)	1,851	1,749	1,870

Total non-interest expenses	14,856	14,183	13,518

Income before income taxes	1,507	4,031	3,768
Provision for income taxes (note 8)	487	1,388	1,305

Net income	$1,020	$2,643	$2,463

Earnings per common share (note 1):
Basic	$0.72	$1.85	$1.66

Diluted	$0.70	$1.84	$1.65

Weighted average common shares outstanding — basic	1,419	1,429	1,482

Weighted average common and equivalent shares outstanding — diluted	1,452	1,438	1,493
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In Thousands, Except Per Share Data)

					Accumulated
		Additional			Other	Unearned	Total
	Common	Paid-In	Retained	Treasury	Comprehensive	Compensation	Stockholders’
	Stock	Capital	Income	Stock	Income (Loss)	ESOP	Equity

Balance at March 31, 2004	$2,030	$12,920	$36,855	$(7,311)	$2,293	$(3,333)	$43,454
Net income	—	—	2,463	—	—	—	2,463
Other comprehensive loss net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(2,349)	—	(2,349)

Comprehensive income							114

Purchase of 77,134 shares by ESOP (Note 11)	—	—	—	—	—	(2,565)	(2,565)
Proceeds from exercise of stock options (775 shares)	1	15	—	—	—	—	16
Tax benefit of stock option exercises	—	4	—	—	—	—	4
Director deferred compensation transactions	—	64	—	(55)	—	—	9
Dividends paid ($0.48 per share)	—	—	(712)	—	—	—	(712)
Amortization of unearned compensation — ESOP	—	5	—	—	—	458	463
Purchase of treasury stock (77,134 shares)	—	—	—	(2,565)	—	—	(2,565)
Other equity transactions (note 10)	—	(10,032)	122	9,931	—	—	21

Balances at March 31, 2005	2,031	2,976	38,728	0	(56)	(5,440)	38,239

Net income	—	—	2,643	—	—	—	2,643
Other comprehensive loss net of tax:
Unrealized loss on securities, net of reclassification adjustment	—	—	—	—	(1,225)	—	(1,225)

Comprehensive income							1,418

Proceeds from exercise of stock options (1,583 shares)	2	23	—	—	—	—	25
Tax benefit of stock option exercises	—	5	—	—	—	—	5
Dividends paid ($0.66 per share)	—	—	(950)	—	—	—	(950)
Amortization of unearned compensation — ESOP	—	(66)	—	—	—	518	452

Balances at March 31, 2006	2,033	2,938	40,421	—	(1,281)	(4,922)	39,189

Net income	—	—	1,020	—	—	—	1,020
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment	—	—	—	—	1,078	—	1,078

Comprehensive income							2,098

Adjustment to initally apply SFAS 158,net of tax	—	—	—	—	183	—	183
Purchase of 103,500 shares by ESOP (Note 11)	—	—	—	—	—	(3,415)	(3,415)
Proceeds from exercise of stock options (770 shares)	—	13	—	—	—	—	13
Tax benefit of stock option exercises	—	4	—	—	—	—	4
Stock Compensation expense	—	134	—	—	—	—	134
Dividends paid ($0.72 per share)	—	—	(1,047)	—	—	—	(1,047)
Amortization of unearned compensation	—	—	—	—	—	—	—
— ESOP	—	(3)	—	—	—	546	543

Balances at March 31, 2007	$2,033	$3,086	$40,394	$—	$(20)	$(7,791)	$37,702

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income(continued)
(In Thousands)
The Company’s other comprehensive income (loss) and related tax effect for the years ended March 31 2007,2006, and 2005 are as follows:

	2007
	Before Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$2,275	$816	$1,459
Less reclassification adjustment for net gains included in net income	(581)	(200)	(381)

Other comprehensive gain	$1,694	$616	$1,078

See accompanying notes to consolidated financial statements.

	2006
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding gains during period	$(1,471)	$(522)	$(949)
Add reclassification adjustment for net gains included in net income	(419)	(144)	(275)

Other comprehensive loss	$(1,890)	$(666)	$(1,224)

	2005
	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(3,191)	$(1,133)	$(2,058)
Add reclassification adjustment for net gains included in net income	(453)	(162)	(291)

Other comprehensive loss	$(3,644)	$(1,295)	$(2,349)

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,020	$2,643	$2,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	835	572	427
Loss on retirement of Banking premises and equipment	16	—	—
Amortization of premiums and discounts	226	141	174
Provision for loan losses	80	100	100
Stock-based compensation	677	452	463
(Increase) decrease in deferred tax assets, net	(482)	43	(101)
Net (gains) losses from sales and write-downs of investment securities	(581)	(419)	(453)
Gain on sale of loans	(99)	(208)	(252)
Originations of loans held for sale	(7,475)	(17,120)	(21,935)
Proceeds from the sale of loans originated for sale	7,044	19,504	20,765
(Increase) decrease in accrued interest receivable	263	(234)	(241)
(Increase) in other assets, net	(355)	(66)	(522)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(48)	109	(14)
Increase (decrease) in accrued expenses and other liabilities	(339)	112	(3,091)

Net cash provided by (used in) operating activities	782	5,543	(2,217)

Cash flows from investing activities:
Net increase in loans	(45,211)	(28,929)	(29,713)
Principal payments on mortgage-backed securities	8,068	11,125	7,956
Purchases of investment securities	(12,892)	(11,716)	(48,036)
Proceeds from sales of investment securities	17,405	4,400	6,875
Maturities and redemptions of investment securities	20,900	6,000	4,995
Purchases of restricted equity — FHLB	(1,433)	—	—
Proceeds from sales of restricted equity — FHLB	2,367	—	—
(Purchase) redemption of certificate of deposit	627	(21)	605
Purchase of banking premises and equipment	(1,737)	(1,635)	(1,121)

Net cash provided by (used in) investing activities	(11,906)	(20,776)	(58,439)

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,840)	60,198	37,295
Proceeds from FHLB of Boston advances	148,983	124,184	67,000
Repayments of FHLB of Boston advances	(127,483)	(158,819)	(74,300)
Repayments of ESOP loan	(2,532)	(389)	(390)
Net increase (decrease) in short-term borrowings	712	(141)	3,631
Issuance of subordinated debenture	6,083	—	5,258
Proceeds from exercise of stock options	13	25	20
Tax benefit from exercise of stock option	4	5	—
Purchase of treasury stock	—	—	(2,565)
Payments of dividends, net	(1,047)	(950)	(712)
Purchase of common stock by ESOP	(3,415)	—	(2,565)
Other equity transactions	—	—	30

Net cash provided by financing activities	16,478	24,113	32,702

Net increase (decrease) in cash and cash equivalents	5,354	8,880	(27,954)
Cash and cash equivalents at beginning of year	15,263	6,383	34,337

Cash and cash equivalents at end of year	$20,617	$15,263	$6,383

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17,820	$14,113	$11,937
Income taxes	$1,353	$1,458	$1,065
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2007
Note 1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”), as well as wholly owned subsidiaries of the Bank.
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
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I and Central Bancorp Statutory Trust II, (the “Trusts”) which have issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trusts are not included in the Company’s consolidated financial statements. (See Note 1 — Subordinated Debentures)
     The following is a summary of the more significant accounting policies adopted by the Bank.
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such reserves are calculated based upon deposit levels and amounted to approximately $1.1 million at March 31, 2007.
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
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2007 and 2006, net deferred loan fees of $97,000 and $272,000, respectively, were recorded with the related loan balances for financial presentation purposes.
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

     Subordinated Debentures
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2007 the interest rate was 7.79%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
     On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6,083,000 of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
     The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Trust I and/or the Trust II Debentures. Concurrently with the issuance of the Trust I and/or the Trust II Debentures and the trust preferred securities, the Company issued guarantees related to each trust’s securities for the benefit of the respective holders of Trust I and Trust II.
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
     Goodwill
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Annual Impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required.
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
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified Stock Options Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. However, all awards under the plan that expires in 2009 were granted by the end of 2005. Awards will become available again if any participants forfeit awards under the plan prior to its expiration in 2009. Accordingly, the Company may not currently make additional grants under these plans. However, grants outstanding at the time the plans expire will continue to remain outstanding according to their terms.

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”) at the annual meeting of stockholders. Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2007 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123(R) stock compensation expense for the year ended March 31, 2007, which it believes is a reasonable forfeiture estimate for the period. In the Company’s pro forma information required under SFAS 123(R) for the periods prior to 2006, the Company accounted for forfeitures as they occurred.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Compensation expense recorded for the year ended March 31, 2007 totaled $134,000. The fair value of the options granted in 2007 was $9.04 per share and the fair value of the restricted stock granted in 2007 was $31.20 per share.
          The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2007 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2004	28,950	$18.581

Exercised	(775)	19.796
Granted	33,299	28.990

Balance March 31, 2005	61,474	24.204

Exercised	(1,583)	18.471

Balance March 31, 2006	59,891	24.356

Exercised	(770)	18.489

Granted	10,000	31.200

Balance at March 31, 2007	69,121	$25.411

     As of March 31, 2007, the unrecognized compensation costs related to options and restricted stock vesting will be primarily recognized over a period of approximately 5 years.

Fiscal year ending	2008	2009	2010	2011	2012	TOTAL

Compensation Expense	322,000	322,000	322,000	322,000	188,000	1,476,000
     The Company had previously followed the disclosure-only provisions of SFAS No. 123 “Accounting for Share-Based Compensation,” as amended by SFAS No. 148, “Accounting for Share-Based Compensation—Transition and Disclosure”.
     Upon adoption of SFAS 123R, in accordance with Staff Accounting Bulletin No. 107, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions. The assumptions used in this valuation are for the 2007 grants are: (1) the expected term of the stock award, 6.5 years, (2) the expected future stock volatility over the expected term, 26.22%, (3) the dividend yield, 2.22%, and (4) risk-free interest rate, 4.6%. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company’s estimated forfeiture rate is zero.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2007 are as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Weighted Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)

	$16.625	12,077	(2)	3.9	$16.625	$161,771
	20.250	13,745	(2)	2.8	20.250	134,289
	28.990	33,299	(2)	8.1	28.990	34,298
	31.200	10,000	(3)	9.7	31.200	(11,800)

Average/Total	$25.411	69,121		6.6	$25.411	$318,558

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $30.02 as of March 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the year ended March 31, 2007 was approximately $11,000.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 0% vested at March 31, 2007.
     On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to Statement 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

     Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2007, 2006 and 2005, there were approximately 249,000, 154,000 and 170,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of basic and diluted earnings per share:

	2007	2006	2005
	(Amounts in thousands, except per share amounts)
Net income available to common stockholders	$1,020	$2,643	$2,463

Weighted average number of common shares outstanding	1,640	1,590	1,624
Weighted average number of unallocated ESOP shares	(221)	(161)	(142)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,419	1,429	1,482
Incremental shares from the assumed exercise of dilutive stock options	33	9	11

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,452	1,438	1,493

Earnings per share:
Basic	$0.72	$1.85	$1.66
Diluted	$0.70	$1.84	$1.65
     At March 31, 2007, 2006 and 2005, 10,000, 33,299 and 33,299 shares, respectively, were antidilutive and were excluded from the above calculation.
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
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on our results from operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain embedded derivatives. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The adoption of SFAS 155 is not expected to have a material impact on our consolidated financial statements.
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
     In September 2006, FASB issued Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.The Company has adopted SFAS No 158. See Note 11 of the Notes to Consolidated Financial Statements for the effect the adoption of SFAS No. 158 had on the consolidated financial statements.

     In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

Note 2. Investments (Dollars in Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
U.S. Government and agency obligations	$19,984	$—	$(216)	$19,768
Corporate bonds	13,565	250	(118)	13,697
Mortgage-backed securities	27,829	61	(503)	27,387

Total debt securities	61,378	311	(837)	60,852
Marketable equity securities	4,655	293	(37)	4,911

Total	$66,033	$604	$(874)	$65,763

	March 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
U.S. Government and agency obligations	$25,973	$—	$(566)	$25,407
Corporate bonds	28,558	175	(436)	28,297
Mortgage-backed securities	40,115	61	(1,228)	38,948

Total debt securities	94,646	236	(2,230)	92,652
Marketable equity securities	4,513	140	(110)	4,543

Total	$99,159	$376	$(2,340)	$97,195

     Gross unrealized losses and fair value at March 31, 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position follows:

	Less Than		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	$—	$19,768	$(216)
Corporate bonds	—	—	4,412	(118)
Mortgage-backed securities	—	—	25,072	(503)
Marketable equity securities	908	(37)	—	—

Total temporarily impaired securities	$908	$(37)	$49,252	$(837)

     As of March 31, 2007, securities held in the investment portfolio with unrealized losses have been evaluated by management and management has concluded that an other-than-temporary impairment does not exist at March 31, 2007. The primary reason these securities are in an unrealized loss position is due to changes in market conditions and interest rates. Most of the securities are debt securities whose values fluctuate daily based on the current interest rate environment. Management considers the credit worthiness of the issuer in evaluating impairment.

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2007 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$3,000	$2,974	3.92%
Due after one year but within five years	30,605	30,546	5.12
Due after five years but within ten years	13,297	12,970	4.22
Due after ten years	14,476	14,362	4.99

	$61,378	$60,852

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2007, 2006 and 2005 (all classified as available for sale) were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Proceeds from sales	$17,405	$4,400	$6,875
Gross gains	674	508	536
Gross losses	93	89	14
Other than temporary impairments	—	—	42

Net realized gains (losses)	$581	$419	$453

     For the year ended March 31, 2005 the Bank recognized write-downs in certain equity securities totaling $42,000, as a result of declines in the fair value of such securities judged to be other-than-temporary. During the years ended March 31, 2007 and 2006 the Bank did not recognize any write-downs for equity securities. The write-downs are included in the preceding table.
     Mortgage-backed securities with an amortized cost of $1,616 million and fair value of $1,652 million at March 31, 2007, was pledged to provide collateral for certain customers. In addition, investment securities carried at $61.4 million were pledged under a blanket lien to partially secure the Bank’s advances from the Federal Home Loan Bank of Boston (“FHLB of Boston”).
     As a member of the FHLB of Boston, the Bank was required to invest in stock of the FHLB of Boston in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever was higher. In April 2004, the FHLB of Boston amended its capital structure at which time the Company’s FHLB of Boston stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for redemption or upon termination of membership. The FHLB of Boston may, but is not obligated to, repurchase Class B stock prior to expiration of the five-year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of 0.35% of certain specified assets (such assets totaled $265.0 million at the time of the change in capital structure) plus 4.5% of the Bank’s advances and certain other specified items. In connection with the adoption of the new capital structure, the Bank was not required to increase its investment in FHLB stock.
     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

Note 3. Loans (In Thousands)
     Loans as of March 31, 2007 and 2006 are summarized below:

	2007	2006

Real estate loans:
Residential real estate	$175,259	$160,381
Commercial real estate	235,535	213,935
Construction	35,011	27,680
Home equity lines of credit	6,901	7,505

Total real estate loans	452,706	409,051

Commercial loans	6,605	4,457
Consumer loans	1,231	1,360

Total loans	460,542	415,318
Less: allowance for loan losses	(3,881)	(3,788)

Total loans, net	$456,661	$411,530

     The Bank had one loan on non-accrual status totaling $330 as of March 31, 2007 and two loans on non-accrual status totaling $1,220 as of March 31, 2006. During the years ended March 31, 2007 and 2006, there were no impaired loans other than non-accrual loans. No reserves were required for impaired loans.
     Mortgage loans, including residential and commercial, serviced by the Bank for others amounted to $12.1 million and $11.5 million at March 31, 2007 and 2006, respectively.
     The Bank’s lending activities are conducted principally in communities of suburban Boston area. The Bank grants mortgage loans on residential property, commercial real estate, and construction of residential homes, second mortgages, home equity and other loans. Substantially all loans granted by the Bank are secured by real estate collateral. The ability and willingness of residential mortgage borrowers to honor their repayment commitments are generally impacted by the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments are generally impacted by the health of the real estate market in the borrowers’ geographic area and the general economy.
     During fiscal 2007, the Bank purchased $14.2 million in residential whole loans and participated in $13.5 million commercial real estate loans.
     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31:

	2007	2006

Balance at beginning of year	$702	$1,019
New loans	—	16
Repayment of principal	(48)	(333)

Balance at end of year	$654	$702

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

Note 4. Allowance for Loan Losses (In Thousands)
     A summary of changes in the allowance for loan losses follows:

	Years Ended March 31,
	2007	2006	2005

Balance at beginning of year	$3,788	$3,681	$3,537
Provision charged to expense	80	100	100
Amounts charged-off	(48)	(39)	(3)
Recoveries on accounts previously charged-off	61	46	47

Balance at end of year	$3,881	$3,788	$3,681

Note 5. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31 follows:

			Estimated
	2007	2006	Useful Lives

Land	$589	$589
Buildings and improvements	2,162	3,059	50 years
Furniture and fixtures	3,093	7,887	3-5 years
Leasehold improvements	1,538	998	5-6 years

	7,382	12,533
Less accumulated depreciation and amortization	(2,626)	(8,663)

Total	$4,756	$3,870

     Depreciation and amortization for the years ended March 31, 2007, 2006 and 2005 amounted to $835,000, $572,000 and $427,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.
     A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending
March 31,

2008	$330
2009	322
2010	322
2011	322
2012	322
Thereafter	1,238
     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2007, 2006 and 2005 was $338,000, $181,000 and $152,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 6. Deposits (Dollars in Thousands)
     Deposits at March 31 are summarized as follows:

	2007	2006

Demand deposit accounts	$40,026	$40,871
NOW accounts	28,591	29,902
Passbook and other savings accounts	56,495	65,546
Money market deposit accounts	45,586	36,051

Total non certificate accounts	170,698	172,370

Term deposit certificates
Certificates of $100 and above	82,159	84,028
Certificates less than $100	135,716	137,015

Total term deposit certificates	217,875	221,043

	$388,573	$393,413

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2007 are as follows:

	Amount	Rate

Within 1 year	$203,190	4.55%
Over 1 to 3 years	13,874	2.65
Over 3 years	811	3.62

	$217,875

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, 2007 and March 31, 2006 follows:

	2007		2006
	Amount	Rate	Amount	Rate

Within 1 year	$36,000	5.34%	$13,500	3.71%
1-2 years	10,000	5.46	22,000	5.36
2-3 years	20,000	5.97	15,000	5.13
3-4 years	20,000	5.81	20,000	5.97
4-5 years	—	—	24,000	5.61
Over 5 to 10 years	39,000	4.02	9,000	3.83

	$125,000	5.11%	$103,500	5.15%

     At March 31, 2007, advances totaling $107.0 million are callable during fiscal 2008 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-

occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $43.8 million at March 31, 2007.
Note 8. Income Taxes (Dollars in Thousands)
     The components of the provision for income taxes for the years indicated are as follows:

	Years Ended March 31,
	2007	2006	2005
Current
Federal	$726	$1,446	$1,332
State	127	76	74

Total current provision	853	1,522	1,406
Deferred (prepaid)	(366)	(134)	(101)

	$487	$1,388	$1,305

     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Years Ended March 31,
	2007	2006	2005
Statutory Federal tax rate	34.0%	34.0%	34.0%
Items affecting Federal income tax rate:	—	—	—
Dividends received deduction	(2.2)	(0.6)	(0.7)
Stock buyback costs	—	—	1.5
State income taxes	0.1	0.7	0.2
ESOP expense	—	—	(0.5)
Other	0.4	0.3	0.1

Effective tax rate	32.3%	34.4%	34.6%

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,267	$975
Deferred loan origination fees	—	10
Depreciation	418	353
Post-employee retirement benefit accrual	246	253
Write-down of investments	43	24
Unrealized loss on securities, net	195	696
Capital loss carry forward	202	273
Other	103	69

Gross deferred tax asset	2,474	2,653

Deferred tax liabilities:
Accrued dividend receivable	—	44
Deferred loan origination costs	262	262
Gross deferred tax liability	—	306

Net deferred tax asset	$2,212	$2,347

     Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing at March 31, 2007. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. At March 31, 2007, recoverable income taxes, plus estimated taxes for fiscal 2007, exceed the amount of the net deferred tax asset. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings.
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

     Financial instruments with off-balance sheet risks as of March 31, 2007 and 2006 included the following:

	2007	2006
Unused home equity and personal lines of credit	$17,164	$18,563
Unadvanced portions of construction loans	5,552	8,011
Unadvanced portions of commercial loans	1,296	838
Commitments to originate commercial mortgage loans	6,894	3,684
Commitments to originate residential mortgage loans	3,152	1,776
Commitments to sell residential mortgage loans	1,796	2,518

Total off-balance sheet commitments	$35,854	$35,390

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
     The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2007, the Bank met all capital adequacy requirements to which it is subject.

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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2007:
Company (consolidated)
Total capital	$50,455	13.09%	$30,836	≥8.00%	N/A	N/A
Tier 1 capital	46,459	12.05	15,422	≥4.00	N/A	N/A
Tier 1 leverage capital	46,459	8.21	22,635	≥4.00	N/A	N/A
Bank
Total capital	$41,822	10.86%	$30,808	≥8.00%	$38,510	≥10.00%
Tier 1 capital	37,826	9.83	15,392	≥4.00	23,088	≥6.00
Tier 1 leverage capital	37,826	6.69	22,616	≥4.00	28,271	≥5.00

As of March 31, 2006:
Company
Total capital	$47,139	13.09%	$28,816	≥8.00%	N/A	N/A
Tier 1 capital	43,337	12.03	14,408	≥4.00	N/A	N/A
Tier 1 leverage capital	43,337	7.93	21,858	≥4.00	N/A	N/A
Bank
Total capital	$43,684	12.15%	$28,755	≥8.00%	$35,944	≥10.00%
Tier 1 capital	39,882	11.10	14,378	≥4.00	21,566	≥6.00
Tier 1 leverage capital	39,882	7.31	21,826	≥4.00	27,283	≥5.00
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
     Expenses for the Pension Plan and the Savings Plan were $497,000, $441,000 and $441,000, for the years ended March 31, 2007, 2006 and 2005, respectively. Forfeitures are used to reduce expenses of the plans.

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
     On January 31, 2007, the Central Co-operative Bank Employee Stock Ownership Plan (the “ESOP”) completed the purchase of 109,600 shares of the Company’s common stock, of which 6,100 shares were purchased with cash accumulated through allocations to participants’ accounts. The ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated January 25, 2007, by and among the Company and the ESOP and Mendon Capital Advisors Corp., Moors & Mendon Master Fund, L/P., Mendon ACAM Master Fund, Ltd. and Burnham Financial Services Fund (collectively, “Mendon”). In conjunction with this transaction, the ESOP refinanced the above noted third party loan with a loan from the Company with the same terms as the third party loan. Additionally, the ESOP borrowed $3,416,000 from the Company related to this purchase. This loan will be repaid in quarterly installments of principal and interest of $90,800 over 20 years.
     Compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP expense for fiscal 2007, 2006 and 2005 amounted to $505,000, $439,000 and $455,000, respectively.
Stock Option and Long-Term Incentive Plans
     The Company has adopted three equity based compensation plans for the benefit of officers and other employees under which an aggregate of 431,500 shares had been reserved for issuance. One of these plans terminated in 1997 and there are currently no shares available for issuance under the 1999 plan. A Long-term Incentive Compensation Plan was approved at the 2006 annual meeting of the Company and reserved 150,000 shares for the grant of equity-based compensation, including stock options and restricted stock awards.
     See Note 1 for further information on stock options and compensation.
     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2007, 91,000 shares remained unissued under the 2006 Long-term Incentive Plan.

Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2007 and 2006.

	2007		2006
	Life	Medical	Life	Medical

Actuarial present value of benefits obligation:
Retirees	$(230)	$(199)	$(258)	$(210)
Fully eligible participants	—	—	—	—

Total	$(230)	$(199)	$(258)	$(210)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(258)	$(210)	$(254)	$(373)
Service cost less expense component	—	—	—	—
Interest cost	(13)	(11)	(14)	(19)
Actuarial gain (loss)	39	5	5	47
Amendment	—	—	—	107
Assumptions	—	—	3	(4)
Benefits paid	2	17	2	32

Accumulated benefit obligations at year-end	$230	$199	$(258)	$(210)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	(17)	1	32
Benefits paid and expenses	(1)	17	(1)	(32)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in Other Comprehensive Income
Other Comprehensive Income @ Prior fiscal year end	n/a	n/a	n/a	n/a
Implementation of FAS #158	(54)	(129)	n/a	n/a
Plan Amendment	n/a	n/a	n/a	n/a
G(L) Actuarial Experience	n/a	n/a	n/a	n/a
G(L) Assumptions	n/a	n/a	n/a	n/a
Amortization included in Pension Expense	n/a	n/a	n/a	n/a
Other Comprehensive Income at current year end	($54)	(129)	n/a	n/a

Amounts with Deferred Recognition	n/a	n/a	($11)	($129)

Reconciliation of (accrual) prepaid:
(Accrued) prepaid pension cost at beginning of year	$(269)	$(339)	$(250)	$(343)
Minus net periodic cost	(15)	(7)	(21)	(28)
Plus employer contributions, net	1	17	1	32

(Accrued) prepaid cost at end of year	$(283)	$(329)	$(270)	$(339)

Benefit obligation weighted average assumption as of fiscal year-end:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75	5.75	5.75	5.75
Rate of compensation increase	n/a	n/a	n/a	n/a

	2007		2006
	Life	Medical	Life	Medical

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	13	11	15	19
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	9	14	8	25
Recognized actuarial (gain) loss	(7)	(18)	(2)	(16)

Net periodic benefit cost	$15	$7	$21	$28

Periodic benefit cost weighted average assumptions:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts Recognized in the statement of Financial Position consist of
Noncurrent Assets	—	—	n/a	n/a
Current Liabilities	(21)	(20)	n/a	n/a
Noncurrent Liabilities	(178)	(210)	n/a	n/a

	(199)	(230)

Amounts Recognized in Accumulated Other Comprehensive Income consist of
Net Loss (Gain)	($182)	($104)	n/a	n/a
Prior Service Cost (Credit)	(96)	—	n/a	n/a
Transition Liability (Asset)	149	51	n/a	n/a

	(129)	(53)

Amounts anticipated to be recognized in expense for fiscal year ending in 2008
Net Loss (Gain)	($18)	($8)	n/a	n/a
Prior Service Cost (Credit)	(11)	—	n/a	n/a
Transition Liability (Asset)	25	9	n/a	n/a

	($4)	$1
     The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan. The Company follows SFAS No. 132, as revised in December 2003, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets to be disclosed. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

The incremental effect of apply SFAS No. 158 on individual line items in the Consolidated Balance Sheets is as follows (In Thousands):

	Before		After
	Application of		Application of
	SFAS # 158	Adjustments	SFAS # 158

Deferred income taxes	$2,212	$—	$2,212
Total Assets	566,140	—	566,140
Other liabilities	1,762	179	1,583
Total liabilities	528,617	179	528,438
Retained Income	40,398	4	40,394
Accumulated other comprehensive loss	20,150	(183)	20,333
Total shareholders’ equity	$37,523	(179)	$37,702
Note 12. Legal Proceedings (In Thousands)
     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.
Note 13. Fair Values of Financial Instruments (In Thousands)
     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the intangible value inherent in deposit relationships (i.e., core deposits) and banking premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair values and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation or Company.
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

     The estimated carrying amounts and fair values of the Bank’s financial instruments are as follows:

	March 31, 2007		March 31, 2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$6,147	$6,147	$6,590	$6,590
Short-term investments	14,470	14,470	8,673	8,673
Certificate of deposit	—	—	627	627
Investment securities	65,763	65,763	97,195	97,195
Loans held for sale	575	575	45	45
Net loans	456,661	458,789	411,530	413,844
Stock in Federal Home Loan Bank of Boston	7,366	7,366	8,300	8,300
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	2,415	2,415	2,678	2,678
Liabilities
Deposits	$388,573	$372,325	$393,413	$375,481
Short-term borrowings	712	712	—	—
Advances from FHLB of Boston	125,000	126,082	103,500	104,522
ESOP loan	—	—	2,532	2,532
Subordinated debenture	11,341	11,341	5,258	5,258
Advance payments by borrowers for taxes and insurance	1,229	1,229	1,277	1,277
Accrued interest payable	565	565	507	507
Note 14. Parent Company Only Condensed Financial Statements (In Thousands)
     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	March 31,
Balance Sheets	2007	2006
Assets
Cash deposit in subsidiary bank	$572	$217
Certificate of deposit	0	627
Investment in subsidiary	40,066	40,834
ESOP loan (Note 11)	7,917	2,452
Investment in unconsolidated subsidiary	341	158
Other assets	190	190

Total assets	$49,086	$44,478

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$5,258
Accrued taxes and other liabilities	43	31
Total stockholders’ equity	37,702	39,189

Total liabilities and stockholders’ equity	$49,086	$44,478

	Years Ended March 31,
Statements of Income	2007	2006	2005
Dividends from subsidiary	$800	$1,300	$800
Interest income	231	160	87
Interest expense on subordinated debentures	(482)	(330)	(135)
Non-interest income (expenses)	(494)	(332)	529)

Income before income taxes	55	798	223
Income tax benefit (provision)	258	171	98

Income before equity in undistributed net income of subsidiary	313	969	321
Equity in undistributed net income of subsidiary	707	1,674	242

Net income	$1,020	$2,643	$2,463

	Years Ended March 31,
Statements of Cash Flows	2007	2006	2005
Cash flows from operating activities:
Net income	$1,020	$2,643	$2,463
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(707)	(1,674)	(2,142)
Decrease (increase) in other assets	—	(104)	(96)
Increase (decrease) in accrued taxes and other liabilities	14	(6)	(38)

Net cash provided by operating activities	327	859	187

Cash flows from investing activities:
ESOP loans, net of repayment	(5,465)	79	(2,531)
(Purchase) redemption of certificate of deposit	627	(21)	605
Investment in subsidiary	(183)	—	—

Net cash provided by (used in) investing activities	(5,021)	58	(1,926)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	30	20
Proceeds from issuance of subordinated debenture	6,083	—	5,100
Purchase of treasury stock	—	—	(2,565)
Cash dividends paid, net	(1,047)	(950)	(712)
Other, net	13	—	9

Net cash provided by (used in) financing activities	5,049	(920)	1,852

Net increase (decrease) in cash in subsidiary bank	355	(3)	113
Cash in subsidiary bank at beginning of year	217	220	107

Cash in subsidiary bank at end of year	$572	$217	$220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Central Bancorp, Inc.:
We have audited the accompanying balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc and subsidiary as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, effective April 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R “ Share-Based Payment” and Statement of Financial Accounting Standard No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.
/s/ Vitale, Caturano & Company, Ltd.
VITALE, CATURANO & COMPANY, LTD.
May 22, 2007
Boston, Massachusetts

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
     As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.
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
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
Executive Officers
     The information contained under the sections captioned “Proposal I — Election of Directors — Executive Officers Who Are Not Directors” in the Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
     The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees.
Corporate Governance
     For information regarding the audit committee and its composition and the audit committee financial expert, the sections captioned “Meetings of and Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
Executive Compensation
     The information required by this item is incorporated herein by reference to the sections titled “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” in the Proxy Statement.
Corporate Governance
     The information required by this item is incorporated herein by reference to the sections titled “Meetings and Committees of the Board of Directors — Compensation Committee” and “Compensation Committee Report” in the Proxy Statement.
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
The Company has adopted the 1999 Stock Option and Incentive Plan and the 2006 Long-Term Incentive Plan, pursuant to which equity may be awarded to participants. Both plans have been approved by stockholders.

     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2007.

	(a)	(b)	(c)
Number of securities remaining
available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plan (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	69,121	$25,411	91,000

Equity compensation plans not approved by security holders	—	—	—

Total (1)	69,121	$25,411	91,000

(1)	The 1999 Stock Option Plan and the 2006 Long-Term Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the section titled “Certain Transactions” in the Proxy Statement.
Director Independence
     The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposed 1 — Election of Directors” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
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

(3)	Exhibits
The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.
The following exhibits are filed as exhibits to this report.

Exhibit No.	Description
3.1[1]	Articles of Organization of Central Bancorp, Inc.
3.2[2]	Amended Bylaws of Central Bancorp, Inc.
4.1[2]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003
10.1[1]	Employment Agreement between the Bank and John D. Doherty, dated October 24, 1986 †
10.2[1]	First Amendment to Employment Agreement between the Bank and John D. Doherty, dated March 31, 1992 †
10.3[1]	Second Amendment to Employment Agreement between the Bank and John D. Doherty, dated June 8, 1995 †
10.4[1]	Third Amendment to the Employment Agreement between the Bank and John D. Doherty, dated January 8, 1999 †
10.5[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †
10.6[1]	Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 †
10.7[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †
10.8[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999 †
10.09[3]	1999 Stock Option and Incentive Plan †
10.10[4]	Deferred Compensation Plan for Non-Employee Directors †
10.11[2]	Senior Management Incentive Plan, as amended †
10.12[5]	Severance Agreement between the Bank and Bryan E. Greenbaum dated March 17, 2005†
10.13[6]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan
14[7]	Code of Ethics
21	Subsidiaries of Registrant
23.1	Consent of Vitale, Caturano & Company, Ltd.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensatory plan.

1	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-25251) filed with the SEC on June 28, 1999.

2	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

3	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

4	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

5	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 29, 2005.

6	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.

7	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 21, 2007	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty	June 21, 2007
John D. Doherty
Chairman, President and Chief Executive Officer

/s/ Paul S. Feeley	June 21, 2007
Paul S. Feeley
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Gregory W. Boulos	June 21, 2007
Gregory W. Boulos
Director

/s/ Paul E. Bulman	June 21, 2007
Paul E. Bulman
Director

/s/ Joseph R. Doherty	June 21, 2007
Joseph R. Doherty
Director

/s/ James F. Linnehan	June 21, 2007
James F. Linnehan
Director

/s/ Albert J. Mercuri, Jr.	June 21, 2007
Albert J. Mercuri, Jr.
Director

/s/ John J. Morrissey	June 21, 2007
John J. Morrissey
Director

/s/ Richard E. Stevens	June 21, 2007
Richard E. Stevens
Director

/s/ Edward F. Sweeney, Jr.	June 21, 2007
Edward F. Sweeney, Jr.
Director