Form 10-Q
period 2007-06-30
CENTRAL BANCORP INC /MA/
filed 2007-08-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐       Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at August 10, 2007

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands)	June 30, 2007	March 31, 2007

ASSETS

Cash and due from banks	$5,316	$6,147
Short-term investments	1,699	14,470

Cash and cash equivalents	7,015	20,617

Investment securities available for sale (amortized cost of $64,861 at June 30, 2007 and $66,033 at March 31, 2007)	64,315	65,763
Stock in Federal Home Loan Bank of Boston, at cost	7,401	7,366
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	73,292	74,705

Loans held for sale	640	575

Loans (Note 2)	458,503	460,542
Less allowance for loan losses	3,848	3,881

Loans, net	454,655	456,661

Accrued interest receivable	2,206	2,415
Banking premises and equipment, net	4,536	4,756
Deferred tax asset, net	2,305	2,212
Goodwill, net	2,232	2,232
Other assets	1,969	1,967

Total assets	$548,850	$566,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	$374,631	$388,573
Short-term borrowings	3,372	712
Federal Home Loan Bank advances	119,000	125,000
Subordinated debenture (Note 4)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,201	1,229
Accrued expenses and other liabilities	1,585	1,583

Total liabilities	511,130	528,438

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; authorized 5,000,000 shares; none issued or outstanding	—	—
Common stock $1.00 par value; authorized 15,000,000 shares; 1,639,951 shares issued at June 30, 2007 and March 31, 2007	2,033	2,033
Additional paid-in capital	3,143	3,086
Retained income	40,366	40,394
Accumulated other comprehensive loss (Note 5)	(203)	(20)
Unearned compensation – ESOP	(7,619)	(7,791)

Total stockholders’ equity	37,720	37,702

Total liabilities and stockholders’ equity	$548,850	$566,140

     See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Interest and dividend income:
Mortgage loans	$6,809	$6,141
Other loans	150	127
Short-term investments	193	95
Investments	886	1,126

Total interest and dividend income	8,038	7,489

Interest expense:
Deposits	2,853	2,531
Advances from Federal Home Loan Bank of Boston	1,634	1,228
Other borrowings	211	152

Total interest expense	4,698	3,911

Net interest and dividend income	3,340	3,578
Provision for loan losses	—	50

Net interest and dividend income after provision for loan losses	3,340	3,528

Non-interest income:
Deposit service charges	252	256
Net gains from sales of investment securities	116	112
Net gains on sales of loans	52	33
Other income	105	89

Total non-interest income	525	490

Non-interest expenses:
Salaries and employee benefits	2,099	2,179
Occupancy and equipment	550	504
Data processing fees	223	233
Professional fees	204	237
Advertising and marketing	4	222
Other expenses	436	471

Total non-interest expenses	3,516	3,846

Income before income taxes	349	172
Provision for income taxes (Note 6)	124	59

Net income	$225	$113

Earnings per common share – basic (Note 8)	$0.16	$0.08

Earnings per common share – diluted (Note 8)	$0.16	$0.08

Weighted average common shares outstanding – basic	1,392	1,440

Weighted average common and equivalent shares outstanding — diluted	1,401	1,453
     See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Loss	ESOP	Equity

Three Months Ended June 30, 2007

Balance at March 31, 2007	$2,033	$3,086	$40,394	$(20)	$(7,791)	$37,702

Net income			225			225
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment (Note 5)				(183)		(183)

Comprehensive income						42

Stock compensation expense
Dividends paid ($0.18 per share)			(253)			(253)
Stock option expense (Note 9)		80				80
Amortization of unearned compensation – ESOP		(23)			172	149

Balance at June 30, 2007	$2,033	$3,143	$40,366	$(203)	$(7,619)	$37,720

     See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2007	2006

Cash flows from operating activities:

Net income	$225	$113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	243	187
Amortization of premiums	14	34
Provision for loan losses	—	50
Stock-based compensation	229	125
Net gains from sales and write-downs of investment securities	(116)	(112)
Gain on sales of loans held for sale	(33)	(33)
Originations of loans held for sale	4,346	(3,929)
Proceeds from sale of loans originated for sale	(4,378)	3,624
Decrease in accrued interest receivable	209	517
Decrease (increase) in other assets, net	(2)	(54)
Increase in advance payments by borrowers for taxes and insurance	(28)	(124)
Increase (decrease) in accrued expenses and other liabilities, net	2	(221)

Net cash provided by operating activities	711	177

Cash flows from investing activities:

Decrease in loans	2,006	3,438
Principal payments on mortgage-backed securities	1,343	2,361
Purchases of restricted equity-FHLB	(35)	—
Proceeds from sale of restricted equity-FHLB	—	2,367
Proceeds from sales of investment securities	1,064	1,962
Purchases of investment securities	(1,133)	(1,885)
Maturities and calls of investment securities	—	6,900
Purchase of banking premises and equipment	(23)	(1,189)

Net cash used by investing activities	3,222	13,954

Cash flows from financing activities:

Increase (decrease) in deposits	(13,942)	15,485
Proceeds from advances from FHLB of Boston	43,000	—
Repayment of advances from FHLB of Boston	(49,000)	(17,000)
Increase (decrease) in short-term borrowings	2,660	391
Repayment of ESOP loan	—	(97)
Proceeds from exercise of stock options	—	13
Tax benefit from exercise of stock options	—	4
Dividends paid, net	(253)	(259)

Net cash provided by financing activities	(17,535)	(1,463)

Net increase (decrease) in cash and cash equivalents	(13,602)	12,668
Cash and cash equivalents at beginning of year	20,617	15,263

Cash and cash equivalents at end of period	$7,015	$27,931

Supplementary disclosure of cash flows information:
Cash paid during the period for:
Interest	$4,729	$3,983
Income taxes	$10	$193
     See accompanying notes to unaudited consolidated financial statements.

Central Bancorp, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 22, 2007. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”), issued in December 2002, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2007. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of June 30, 2007 and March 31, 2007 are summarized below (unaudited, in thousands):

	June 30,	March 31,
	2007	2007
Real estate loans:
Residential real estate (1-4 family)	$173,971	$175,259
Commercial real estate	239,021	235,535
Construction	26,305	35,011
Home equity lines of credit	6,617	6,901

Total real estate loans	445,914	452,706

Commercial loans	11,327	6,605
Consumer loans	1,262	1,231

Total loans	458,503	460,542
Less: allowance for loan losses	(3,848)	(3,881)

Total loans, net	$454,655	$456,661

     There were four loans on non-accrual status totaling $5.4 million as of June 30, 2007 and two loans on non-accrual status totaling $330,000 as of March 31, 2007.

     At June 30, 2007, and March 31, 2007, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.
     A summary of changes in the allowance for loan losses for the three months ended June 30, 2007 and 2006 follows (unaudited, in thousands):

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$3,881	$3,788
Provision charged to expense	—	50
Less: charge-offs	(46)	(8)
Add: recoveries	13	13

Balance at end of period	$3,848	$3,843

(3) Deposits
     Deposits at June 30, 2007 and March 31, 2007 are summarized as follows (unaudited, in thousands):

	June 30,	March 31,
	2007	2007
Demand deposit accounts	$40,871	$40,026
NOW accounts	31,111	28,591
Passbook and other savings accounts	53,891	56,495
Money market deposit accounts	55,752	45,586

Total non-certificate accounts	181,625	170,698

Term deposit certificates:
Certificates of $100,000 and above	71,376	82,159
Certificates of less than $100,000	121,630	135,716

Total term deposit certificates	193,006	217,875

Total deposits	$374,631	$388,573

(4) Subordinated Debentures
     On September 16, 2004, the Company completed a second trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2007, the interest rate was 7.88%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.

     On January 31, 2007, the Company completed a second trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6,083,000 of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
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
     The Company’s other comprehensive income (loss) and related tax effect for the three months ended June 30, 2007 and 2006 are as follows (unaudited, in thousands):

	For the Three Months Ended
	June 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(160)	$(52)	$(108)
Less: reclassification adjustment for net gains included in net income	116	41	75

Other comprehensive loss	$(276)	$(93)	$(183)

	For the Three Months Ended
	June 30, 2006
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(241)	$(89)	$(152)
Less: reclassification adjustment for net gains included in net income	112	38	74

Other comprehensive loss	$(353)	$(127)	$(226)

(6) Contingencies
Legal Proceedings
     The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Events
     On July 19, 2007, the Board of Directors voted for the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on August 17, 2007 to stockholders of record as of August 3, 2007.
(8) Earnings per Share (EPS)
     Unallocated Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) shares are not treated as being outstanding in the computation of either basic or diluted EPS. At June 2007 and 2006, there were approximately 248,000 and 151,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended
	June 30,
	2007	2006
	(Amounts in thousands,
	except per share amounts)
Net income available to common shareholders	$225	$113

Weighted average number of common shares outstanding	1,640	1,591

Weighted average number of unallocated ESOP shares	(248)	(151)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,392	1,440

Incremental shares from the assumed exercise of dilutive stock options	9	13

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,401	1,453

Earnings per share

Basic	$0.16	$0.08

Diluted	$0.16	$0.08

     At June 30, 2007 and 2006, respectively, 91,396 and 0 stock option shares were anti-dilutive and were excluded from the above calculation.
(9) Stock-Based Compensation
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
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified Stock Options Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards become available again if any participants forfeit awards under the plan prior to its expiration in 2009. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”) at the annual meeting of stockholders. Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2007 91,000 shares remained unissued under the Incentive Plan.
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
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Compensation expense recorded for the year ended March 31, 2007 totaled $134,000. The fair value of the options granted in 2007 was $9.04 per share and the fair value of the restricted stock granted in fiscal 2007 was $ 31.20 per share. Total compensation expense for stock based compensation was $80,000 and $0 for the first quarter of fiscal 2008 and 2007 respectively.

     Stock option activity is as follows for the quarter ended June 30, 2007:

	Number of	Weighted
	Shares	Exercise Price
Balance March 31, 2007	69,121	$25.411
Exercised	—	—
Cancelled	(903)	28.990
Granted	—	—
Balance at June 30, 2007	68,218	25.364

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at June 30, 2007 are as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	$16.625	12,077	(2)	3.4	$16.625	$101,749
	20.250	13,745	(2)	2.3	20.250	65,976

	28.990	32,396	(2)	7.6	28.990	(127,640)
	31.200	10,000	(3)	9.2	31.200	(61,500)

Average/Total	$25.411	68,218		6.11	$25.411	$(21,415)

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $25.05 as of June 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 0% vested at June 30, 2007.
(10) Recent Accounting Pronouncements
     In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more likely -than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective April 1, 2007, the Company has adopted the provisions of FIN 48. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. The Company is currently subject to audit by the Internal Revenue Service for the fiscal years ended 2003, 2004, 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the fiscal years ended 2003, 2004, 2005 and 2006. The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of March 31, 2006 and March 31, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 22, 2007, which is available through the SEC’s website at www.sec.gov , as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The following is a discussion and analysis of the Company’s results of operations for the quarters ended June 30, 2007 and 2006 and its financial condition at June 30, 2007 compared to March 31, 2007. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on certain commercial and commercial real estate loans rated “substandard” or worse in excess of a specified dollar amount. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Comparison of Financial Condition at June 30, 2007 and March 31, 2007
     Total assets decreased by $17.3 million, or 3.1%, from $566.1 million at March 31, 2007 to $548.8 million at June 30, 2007. During the quarter ended June 30, 2007, total loans (excluding loans held for sale) decreased by $2.0 million, or 0.4%, reflecting an increase in commercial real estate loans of $3.5 million and an increase in commercial loans of $4.7 million offset by decreases in construction loans of $8.7 million and residential loans and home equity loans of $1.6 million. The increase in commercial real estate loans represents the continuing emphasis on this type of lending. Commercial loans increased during the quarter primarily as a result of the addition of loans secured by taxi medallions, a new line of business for the Bank. Construction loans declined because of a decision to limit this type of lending in the current economic environment. Residential real estate loans declined because of the decision by the Bank to sell most newly originated residential loans in the secondary market. The Bank purchases loans from time to time to supplement its loan originations, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated long-term fixed-rate residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2007 should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents decreased $13.6 million, or 66.0%, to $7.0 million at June 30, 2007, primarily as a result of a $12.8 million decrease in short-term investments and, to a lesser extent, a $800,000 decrease in cash and due from banks. The decrease in cash and cash equivalents is primarily due to the $13.9 million decrease in deposits from March 31, 2007 and the funding of loan originations and purchases. Investment securities decreased $1.4 million, or 2.2%, as the proceeds from the maturity of investment securities were used to fund commercial real estate and commercial loan growth in the Bank’s market area. Stock in the Federal Home Loan Bank of Boston increased by $35,000 due to increased capital stock requirements for outstanding advances during the quarter. The allowance for loan losses decreased $33,000 from March 31, 2007 due to net charge-offs of $33,000. Management considered the allowance for loan losses to be adequate at both June 30, 2007 and March 31, 2007. Accrued interest receivable decreased $200,000 from $2.4 million to $2.2 million at June 30, 2007 primarily as a result of a decrease in accrued interest on investments and construction loans. Banking premises and equipment net, decreased to $4.5 million at June 30, 2007 from $4.7 million at March 31, 2007, primarily reflecting net depreciation for the quarter.
     The Company experienced a net decrease in total deposits from March 31, 2007 of $13.9 million, or 3.6%, reflecting a decrease of $24.9 million in term deposits and an increase of $10.9 million in core deposits (consisting of all non-certificate accounts) from March 31, 2007 to June 30, 2007. The increase in core deposits was primarily related to an increase in money market deposit account balances as the Bank more aggressively priced this type of deposit. The Bank’s term deposit balance at June 30, 2007 was $193.0 million or $48.3 million less than the balance of $241.3 million at June 30, 2006. This decrease in term deposits from June 30, 2006 to June 30, 2007 is the result of the Bank’s strategy to discontinue advertising premium rates on certificates of deposit commencing during the quarter ended September 30, 2006 and to instead elect to utilize more cost-effective Federal Home Loan Bank advances to fund loan growth.
     Total borrowings decreased $3.3 million from $125.7 million at March 31, 2007 to $122.4 million at June 30, 2007 reflecting maturities and calls of FHLB advances during the quarter.
     Accrued expenses and other liabilities remained unchanged at $2.8 million at June 30, 2007 as compared to March 31, 2007.
     Total stockholders’ equity remained relatively unchanged during the first three months of fiscal 2008 primarily due to net income of $225,000, partially offset by dividends paid to stockholders of $253,000.
Comparison of Operating Results for the Quarters Ended June 30, 2007 and 2006
     Net income increased from $113,000, or $0.08 per diluted share, for the quarter ended June 30, 2006 to $225,000, or $0.16 per diluted share, for the quarter ended June 30, 2007. The increase in net income for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 reflects a decrease in net interest and dividend income from $3.5 million for the 2006 quarter to $3.3 million for the 2007 quarter, a $35,000 increase in non-interest income, a decrease in non-interest expenses of $330,000 and an increase of $65,000 in the provision for income taxes.
     Net Interest Income. The decrease in net interest and dividend income is primarily the result of the combined effect of a decrease in net interest spread and net interest margin. Net interest and dividend income continued to be adversely affected by the continuing flat to inverted yield curve as well as strong local competition for the products and services we offer. The yield curve and competition have required that the Bank increase the rate it pays on its deposit products to a greater extent than it is able to increase the rates it charges on its products, resulting in decrease in net interest spread and net interest margin from 2.29% and 2.72%, respectively, for the quarter ended June 30, 2006 to 1.99% and 2.45%, respectively, for the quarter ended June 30, 2007. The decline in the spread and margin were primarily due to increases in both the volume and the rates paid for interest bearing liabilities which were partially offset by increases in the volume and rates charged on interest-earning assets. The yield on interest-earning assets increased from 5.70% in the quarter of 2006 to 5.90%, contributing to the increase in interest income. However, this increase was more than offset by the increased average cost of interest-bearing liabilities which increased from 3.41% to 3.91%. As short-term rates have increased, deposit and advance rates have increased more than comparable loan and investment yields, resulting in lower net interest spreads and margins.
     The net interest rate spread and the net interest margin declined from 2.29% and 2.72%, respectively, for the quarter ended June 30, 2006 to 1.99% and 2.45%, respectively, for the 2007 comparable period. While the cost of funds increased by 50 basis points, the yield on interest-earning assets increased by only 20 basis points. Interest-bearing liabilities continued to re-price upward faster than interest-earning assets, primarily due to the combined effect of the prolonged flat to inverted yield curve environment and continued strong competition for both deposits and loans in the Company’s market area.
     Interest Income. Interest and dividend income for the quarter ended June 30, 2007 increased approximately $541,000 to $8.0 million as compared to $7.5 million in the prior year quarter. This increase was primarily the result of a $44.2 million, or 10.9%, increase in the average balance of loans from the quarter ended June 30, 2006 to June 30, 2007, partially offset by a $25.0 million decrease in the average balance of short-term investments and available for sale investment securities for the quarter ended June 30, 2007 as compared to the 2006 period. The average balance of loans increased primarily as a result of an increase in the originations of commercial real estate loans, which increased mainly due to the Bank’s continued focus on originating these loans as well as the purchase of residential mortgage loans in the second quarter of 2006. The increase in interest income derived from the increase in the average balance of assets was enhanced by a 20 basis point increase in the yield on average interest-earnings assets from 5.70% to 5.90%.
     Interest Expense. Interest expense for the quarter ended June 30, 2007 increased by $800,000 to $4.7 million as compared to $3.9 million in the quarter ended June 30, 2006. The increase in interest expense is the combined effect of an increase in average interest-bearing liabilities from $459.2 million at June 30, 2006 to $480.4 million at June 30, 2007 and an increase of 50 basis points in the cost of funds from 3.41% in the quarter ended June 30, 2006 to 3.91% in the quarter ended June 30, 2007. The increase in the cost of funds is primarily the result of the combined effect of general market interest rate increases, increased competition for deposit accounts, and the Bank offering premium rates on certain short-term deposits. Although, average deposits decreased by $16.6 million, from $356.5 million in the quarter ended June 30, 2006 to $339.9 million in the 2007 quarter, the interest expense on average deposits increased due to an increase of 52 basis points from 2.84% in the quarter ended June 30, 2006 to 3.36% in the quarter ended June 30, 2007. Interest expense also increased as a result of a $37.7 million increase in the average balance of borrowings. The average balance of advances from the Federal Home Loan Bank of Boston increased $33.9 million, or 36.0%, from an average balance of $94.1 million during the quarter ending June 30, 2006 to an average of $128.0 million during the quarter ended June 30, 2007.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.

	Three Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$449,084	$6,809	6.06%	$406,129	$6,141	6.05%
Other loans	7,709	150	7.78	6,421	127	7.91
Investment securities	74,632	886	4.75	104,056	1,126	4.33
Short-term investments	13,546	193	5.70	9,167	95	4.15

Total interest-earning assets	544,971	8,038	5.90	525,773	7,489	5.70

Allowance for loan losses	(3,854)			(3,807)
Non-interest-earning assets	18,873			17,341

Total assets	$559,990			$539,307

Interest-bearing liabilities:
Deposits	$339,904	2,853	3.36	356,481	2,531	2.84
Advances from FHLB of Boston	128,055	1,621	5.06	94,104	1,228	5.22
Other borrowings	12,425	224	7.21	8,662	152	7.02

Total interest-bearing liabilities	480,384	4,698	3.91	459,247	3,911	3.41

Non-interest-bearing liabilities	41,932			40,981

Total liabilities	522,315			500,228

Stockholders’ equity	37,674			39,079

Total liabilities and stockholders’ Equity	$559,990			$539,307

Net interest and dividend income		$3,340			$3,578

Net interest spread			1.99%			2.29%

Net interest margin			2.45%			2.72%

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
     During the quarter ended June 30, 2007, the Company provided $0 for loan losses and provided $50,000 for loan losses during the corresponding 2006 quarter. While the Company’s asset quality, as measured continually by delinquency rates, charge-offs and loan classifications, continues to be satisfactory, the shifting of the mix of the loan portfolio to a greater portion of commercial real estate loans and the overall seasoning of the commercial real estate portfolio indicates the need for the Company to continue to assess the adequacy of the reserve for loan losses. Changes in the mix of the loan portfolio are detailed in Note 2 to the Notes to Unaudited Consolidated Financial Statements in this document.

     Non-Interest Income. Total non-interest income was $525,000 for the quarter ended June 30, 2007 compared to $490,000 in the same period of 2006. The primary reason for the $35,000 increase in the current year’s quarter was primarily due to an increase in gains on sale of loans and other income. Net gains on sales of loans totaled $52,000 during the current quarter, up $19,000 from the $33,000 recognized in the prior year’s quarter. Other income increased $16,000 from $89,000 in 2006 to $105,000 during the same quarters this year.
     Non-Interest Expense. Non-interest expense decreased by $330,000 to $3.5 million during the quarter ended June 30, 2007. Decreases in salaries and benefits of $80,000, data processing fees of $10,000, professional fees of $33,000, advertising and marketing expenses of $218,000, and other expenses of $35,000 were partially offset by an increase in occupancy and equipment of $46,000. The changes reflected the efforts by the Company to reduce expenses throughout the Bank.
     The decrease in salaries and employee benefits of $80,000 during the quarter ended June 30, 2007 as compared to the same quarter last year is the result of staff cuts and positions not being filled in an effort to save salary costs. No salary increases that normally would have taken effect as of April 1 were granted this year.
     Office occupancy and equipment expenses increased $46,000, or 9.1%, to $550,000 during the quarter ended June 30, 2007 as compared to the prior year period due to higher utility costs, increased maintenance costs and increased depreciation of equipment, primarily as a result of the Bank’s new branch and operations center.
     Professional fees decreased $33,000, or 13.9%%, to $204,000 during the current quarter ended June 30, 2007.
     Marketing expenses declined $218,000, or 98.2%, to $4,000 during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 due to a decision to discontinue most advertising and marketing efforts during the quarter.
     Other non-interest expenses decreased $35,000, or 7.4%, to $436,000 during the current quarter ended June 30, 2007.
     Income Taxes. The effective tax rates for the quarters ended June 2007 and 2006 were 35.5% and 34.3%, respectively.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At June 30, 2007, the Company had approximately $41.9 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At June 30, 2007, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $37.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.

     The Company’s and the Bank’s capital ratios at June 30, 2007 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.37%	6.86%
Tier 1 Capital (to risk-weighted assets)	12.01%	9.85%
Total Capital (to risk-weighted assets)	13.05%	10.89%
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
     For the year ended March 31, 2007 and for the three months ended June 30, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	June 30,		March 31,
	2007		2007
	Amount	% Change	Amount	% Change
		(Dollars in thousands)
200 basis point increase in rates	$(1,665)	(11.79)%	$(1,956)	(13.39)%
200 basis point decrease in rates	538	3.81	320	2.19
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended June 30, 2007.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
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

CENTRAL BANCORP, INC.
Registrant

August 14, 2007	By:	/s/ John D. Doherty

John D. Doherty
Chairman, President and Chief Executive Officer

August 14, 2007	By:	/s/ Paul S. Feeley

Paul S. Feeley
Senior Vice President, Treasurer and
Chief Financial Officer