Form 10-Q
period 2007-09-30
CENTRAL BANCORP INC /MA/
filed 2007-11-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Not applicable
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
Large accelerated filer ☐     Accelerated filer ☐     Non-Accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951
Class	Outstanding at November 12, 2007

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share Data)	September 30, 2007	March 31, 2007

ASSETS

Cash and due from banks	$6,932	$6,147
Short-term investments	5,872	14,470

Cash and cash equivalents	12,804	20,617

Investment securities available for sale (amortized cost of $62,915 at September 30, 2007 and $66,033 at March 31, 2007)	63,013	65,763
Stock in Federal Home Loan Bank of Boston, at cost	7,786	7,366
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	72,375	74,705

Loans held for sale	—	575

Loans (Note 2)	458,200	460,542
Less allowance for loan losses	3,378	3,881

Loans, net	454,822	456,661

Accrued interest receivable	2,353	2,415
Banking premises and equipment, net	4,318	4,756
Deferred tax asset, net	1,967	2,212
Goodwill, net	2,232	2,232
Other assets	1,839	1,967

Total assets	$552,710	$566,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	$358,996	$388,573
Short-term borrowings	823	712
Federal Home Loan Bank advances	140,000	125,000
Subordinated debenture (Note 4)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,401	1,229
Accrued expenses and other liabilities	1,599	1,583

Total liabilities	514,160	528,438

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; 5,000,000 shares authorized; and none issued or outstanding	—	—
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,639,951 shares issued at September 30, 2007 and March 31, 2007, respectively	1,591	1,591
Additional paid-in capital	3,622	3,528
Retained income	40,578	40,394
Accumulated other comprehensive loss (Note 5)	206	(20)
Unearned compensation – ESOP	(7,447)	(7,791)

Total stockholders’ equity	38,550	37,702

Total liabilities and stockholders’ equity	$552,710	$566,140

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Mortgage loans	$6,753	$6,630	$13,562	$12,771
Other loans	235	146	385	273
Short-term investments	65	121	258	216
Investments	880	1,344	1,766	2,470

Total interest and dividend income	7,933	8,241	15,971	15,730

Interest expense:
Deposits	2,746	2,877	5,599	5,409
Advances from Federal Home Loan Bank of Boston	1,727	1,329	3,351	2,557
Other borrowings	207	159	428	310

Total interest expense	4,680	4,365	9,378	8,276

Net interest and dividend income	3,253	3,876	6,593	7,454
Provision for loan losses	(300)	—	(300)	50

Net interest and dividend income after provision for loan losses	3,553	3,876	6,893	7,404

Non-interest income:
Deposit service charges	251	249	503	505
Net gains from sales of investment securities	172	116	288	228
Net gains on sales of loans	25	25	77	59
Other income	86	57	191	145

Total non-interest income	534	447	1,059	937

Non-interest expenses:
Salaries and employee benefits	1,939	2,177	4,038	4,356
Occupancy and equipment	526	543	1,076	1,047
Data processing fees	219	254	442	487
Professional fees	198	220	402	457
Advertising and marketing	3	100	7	322
Other expenses	498	493	934	964

Total non-interest expenses	3,383	3,787	6,899	7,633

Income before income taxes	704	536	1,053	708
Provision for income taxes	239	185	363	244

Net income	$465	$351	$690	$464

Earnings per common share — basic (Note 8)	$0.33	$0.24	$0.50	$0.32

Earnings per common share — diluted (Note 8)	$0.33	$0.24	$0.49	$0.32

Weighted average common shares outstanding — basic	1,394	1,444	1,393	1,442

Weighted average common and equivalent shares outstanding — diluted	1,399	1,457	1,400	1,455
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Loss	ESOP	Equity

Six Months Ended September 30, 2007

Balance at March 31, 2007	$1,591	$3,528	$40,394	$(20)	$(7,791)	$37,702
Net income			690			690
Other comprehensive income net of tax:
Unrealized loss on securities, net of reclassification adjustment (Note 5)				226		226

Comprehensive income						916

Dividends paid ($0.36 per share)			(506)			(506)
Stock option expense (Note 9)		161				161
Amortization of unearned compensation — ESOP		(67)			344	277

Balance at September 30, 2007	$1,591	$3,622	$40,578	$206	$(7,447)	$38,550

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2007	2006
Cash flows from operating activities:

Net income	$690	$464
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	483	379
Amortization of premiums	34	49
Provision for loan losses	(300)	50
Stock-based compensation	438	256
Net gains from sales of investment securities	(288)	(228)
Gain on sales of loans held for sale	(77)	(59)
Originations of loans held for sale	(5,814)	(5,266)
Proceeds from sale of loans originated for sale	6,466	5,370
Decrease in accrued interest receivable	62	123
Decrease in other assets, net	231	76
Increase in advance payments by borrowers for taxes and insurance	172	94
Increase (decrease) in accrued expenses and other liabilities, net	16	(344)

Net cash provided by (used by) operating activities	2,113	964

Cash flows from investing activities:

Decrease (increase) in loans	2,139	(19,370)
Principal payments on mortgage-backed securities	3,110	4,430
Purchases of restricted equity-FHLB	(420)	(385)
Proceeds from sales of restricted equity-FHLB	—	2,367
Proceeds from sales of investment securities	3,145	3,550
Purchases of investment securities	(2,883)	(10,020)
Maturities and calls of investment securities	—	6,900
Purchase of banking premises and equipment	(45)	(1,429)

Net cash provided by (used in) investing activities	5,046	(13,957)

Cash flows from financing activities:

Decrease in deposits	(29,577)	(4,666)
Proceeds from advances from FHLB of Boston	90,000	56,000
Repayment of advances from FHLB of Boston	(75,000)	(43,000)
Increase in short-term borrowings	111	6
Repayment of ESOP loan	—	(195)
Proceeds from exercise of stock options	—	13
Tax benefit from exercise of stock options	—	4
Dividends paid, net	(506)	(518)

Net cash (used by) provided by financing activities	(14,972)	7,644

Net decrease in cash and cash equivalents	(7,813)	(5,349)
Cash and cash equivalents at beginning of year	20,617	15,263

Cash and cash equivalents at end of period	$12,804	$9,914

Supplementary disclosure of cash flows information:
Cash paid during the period for:
Interest	$8,862	$8,287
Income taxes	$340	$578
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2007
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 22, 2007. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”), issued in December 2002, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 4).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2007. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of September 30, 2007 and March 31, 2007 are summarized below (unaudited, in thousands):

	September 30,	March 31,
	2007	2007
Real estate loans:
Residential real estate (1-4 family)	$175,180	$175,259
Commercial real estate	237,333	235,535
Construction	26,017	35,011
Home equity lines of credit	6,922	6,901

Total real estate loans	445,452	452,706

Commercial loans	11,634	6,605
Consumer loans	1,114	1,231

Total loans	458,200	460,542
Less: allowance for loan losses	(3,378)	(3,881)

Total loans, net	$454,822	$456,661

     There were 6 loans on non-accrual status totaling $9.3 million as of September 30, 2007 and two loans on non-accrual status totaling $330,000 as of March 31, 2007.

     At September 30, 2007, and March 31, 2007, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.
     A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2007 and 2006 follows. Included in charge-offs for both the three and six months ended September 30, 2007 is a $173,000 transfer to establish a reserve for unfunded loan commitments, which is included the other liabilities section of the balance sheet. (The data in the following tables are unaudited, in thousands):

	Three Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$3,848	$3,843
Provision charged to expense	(300)	—
Less: charge-offs	(187)	(12)
Add: recoveries	17	19

Balance at end of period	$3,378	$3,850

	Six Months Ended
	September 30,
	2007	2006
Balance at beginning of period	$3,881	$3,788
Provision charged to expense	(300)	50
Less: charge-offs	(233)	(20)
Add: recoveries	30	32

Balance at end of period	$3,378	$3,850

(3) Deposits
     Deposits at September 30, 2007 and March 31, 2007 are summarized as follows (unaudited, in thousands):

	September 30,	March 31,
	2007	2007
Demand deposit accounts	$38,474	$40,026
NOW accounts	29,310	28,591
Passbook and other savings accounts	51,696	56,495
Money market deposit accounts	58,444	45,586

Total non-certificate accounts	177,924	170,698

Term deposit certificates:
Certificates of $100,000 and above	67,467	82,159

Certificates of less than $100,000	113,605	135,716

Total term deposit certificates	181,072	217,875

Total deposits	$358,996	$388,573

(4) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2007, the interest rate was 8.134%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.

     On January 31, 2007, the Company completed a second trust preferred securities financing in the amount of $5.9 million. In connection with the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6.1 million of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
     The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Trust I and the Trust II Debentures. Concurrently with the issuance of the Trust I and Trust II Debentures and the trust preferred securities, the Company issued a guarantee related to the trust securities for the benefit of the holders and pursuant to which the Company unconditionally guarantees the financial obligations of Trust I and Trust II.
(5) Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income (loss) and related tax effect for the six months ended September 30, 2007 and 2006 are as follows (unaudited, in thousands):

	For the Six Months Ended
	September 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains (losses) on securities:
Unrealized net holding gains during period	$656	$241	$415
Less: reclassification adjustment for net gains included in net income	288	99	189

Other comprehensive gain	$368	$142	$226

	For the Six Months Ended
	September 30, 2006
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains (losses) on securities:
Unrealized net holding gains during period	$1,311	$469	$842
Less: reclassification adjustment for net gains included in net income	228	79	149

Other comprehensive gain	$1,083	$390	$693

(6) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Events
     On October 18, 2007, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on November 16, 2007 to stockholders of record as of November 2, 2007.
(8) Earnings per Share (EPS)
     Unallocated Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) shares are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At September 30, 2007 and 2006, there were approximately 246,000 and 145,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$465	$351	$690	$464

Weighted average number of common shares outstanding	1,640	1,591	1,640	1,591

Weighted average number of unallocated ESOP shares	(246)	(147)	(247)	(149)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,394	1,444	1,393	1,442

Incremental shares from the assumed exercise of dilutive stock options	5	13	7	13

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,399	1,457	1,400	1,455

Earnings per share

Basic	$0.33	$0.24	$0.50	$0.32

Diluted	$0.33	$0.24	$0.49	$0.32

     At September 30, 2007 and 2006, respectively, 91,396 and 0 stock option shares were anti-dilutive and were excluded from the above calculation for both the quarter and six-month periods.
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
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of the stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified stock options plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of September 30, 2007, a total of 903 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”) at the annual meeting of stockholders. Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2007, 91,000 shares remained unissued under the Incentive Plan.
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
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Compensation expense recorded for the year ended March 31, 2007 totaled $134,000. The fair value of the options granted in fiscal 2007 was $9.04 per share and the fair value of the restricted stock granted in fiscal 2007 was $31.20 per share. Total compensation expense for stock based compensation was $81,000 and $0 for the three months ended September 30, 2007 and September 30, 2006, respectively, and $161,000 and $0 for the six months ended September 30, 2007 and September 30, 2006, respectively.

     Stock option activity was as follows for the six months ended September 30, 2007:

	Number of	Weighted
	Shares	Exercise Price
Balance at March 31, 2007	69,121	$25.411
Exercised	0
Cancelled	(903)	28.990
Granted	0

Balance at September 30, 2007	68,218	25.364

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at September 30, 2007 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	$16.625	12,077	(2)	3.2	$16.625	$76,991
	20.250	13,745	(2)	2.1	20.250	37,799
	28.990	32,396	(2)	7.4	28.990	—
	31.200	10,000	(3)	8.9	31.200	—

Average/Total	$25.364	68,218		5.9	$25.364	$114,790

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $23.00 on September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 0% vested at September 30, 2007.
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K as filed with the Securities and

Exchange Commission on June 22, 2007, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. Historically, the Bank’s earnings have been vulnerable to changing interest rates due to differences in the terms to maturity or repricing of its assets and liabilities. For example, in a declining interest rate environment, the Bank’s net interest income and net income could be positively impacted as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to declining interest rates than the Bank’s interest-sensitive assets (loans and investments). Conversely, in a rising interest rate environment, the Bank’s net interest income and net income could be negatively affected as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to rising interest rates than the Bank’s interest-sensitive assets (loans and investments).
     The following is a discussion and analysis of the Company’s results of operations for the three and six months ended September 30, 2007 and 2006 and its financial condition at September 30, 2007 compared to March 31, 2007. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on commercial and commercial real estate loans rated “substandard” or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-

off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Comparison of Financial Condition at September 30, 2007 and March 31, 2007
     Total assets were $552.7 million at September 30, 2007 compared to $566.1 million at March 31, 2007, representing a decrease of $13.4 million or 2.4%. Total loans (excluding loans held for sale) were $458.2 million at September 30, 2007 compared to $460.5 million at March 31, 2007, representing a decrease of $2.3 million or 0.5%. This decrease was the net effect of an increase in commercial real estate loans of $1.8 million and an increase in commercial loans of $5.0 million offset by decreases in construction loans of $9.0 million and residential loans and home equity loans of $0.1 million. The increase in commercial real estate loans represents the Bank’s continuing emphasis on this type of lending. Commercial loans increased during the period primarily as a result of the addition of $5.0 million in loans secured by taxi medallions, a new line of business for the Bank. Construction loans declined because of a decision to limit this type of lending in the current economic environment. Residential real estate loans declined because of the decision by the Bank to sell most newly originated residential loans in the secondary market. The Bank purchases loans from time to time to supplement its loan originations, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated residential mortgage loans in portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the six months ended September 30, 2007 should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $12.8 million at September 30, 2007 compared to $20.6 million at March 31, 2007, representing a decrease of $7.8 million, or 37.9%, comprised of an $8.6 million decrease in short-term investments partially offset by a $0.8 million increase in cash and due from banks. The decrease in cash and cash equivalents is primarily due to the $29.6 million decrease in deposits from March 31, 2007. Investment securities totaled $72.4 million at September 30, 2007 compared to $74.7 million at March 31, 2007, representing a decrease of $2.3 million, or 3.1%. Stock in the Federal Home Loan Bank of Boston totaled $7.8 million at September 30, 2007 compared to $7.4 million at March 31, 2007, representing an increase of $420,000, or 5.7%, due to increased capital stock requirements for outstanding advances. The allowance for loan losses totaled $3.4 million at September 30, 2007 compared to $3.9 million at March 31, 2007, representing a decrease of $503,000, or 12.9%. This decrease was due to net charge-offs of $30,000, a $173,000 transfer to establish a reserve for unfunded loan commitments, and a negative provision for loan losses of $300,000 (see “Provision for Loan Losses”). Management considered the allowance for loan losses to be adequate at both September 30, 2007 and March 31, 2007. Accrued interest receivable remained relatively flat and totaled $2.4 million at both September 30, 2007 and March 31, 2007. Banking premises and equipment, net, totaled $4.3 million at September 30, 2007 compared to $4.8 million at March 31, 2007, representing a decrease of $438,000, or 9.2%, primarily reflecting depreciation for the period.
     Total deposits amounted to $359.0 million at September 30, 2007 compared to $388.6 million at March 31, 2007, representing a decrease of $29.6, million or 7.6%, reflecting the combined effect of a $7.2 million, or 4.2%, increase in core deposits (consisting of all non-certificate accounts) and a $36.8 million, or 16.9%, decrease in certificates of deposit. Overall, deposits declined primarily because of continuing strong competition for deposits in our local market area. The increase in core deposits was primarily related to an increase in money market deposit account balances as the Bank more aggressively priced this type of deposit. The decrease in term deposits is the result of the Bank’s strategy to discontinue advertising premium rates on certificates of deposit and to reduce the rate on premium certificates of deposit and to instead elect to utilize more cost-effective Federal Home Loan Bank advances as a funding source.
     Total borrowings (exclusive of subordinated debentures) amounted to $140.8 million at September 30, 2007 compared to $125.7 million at March 31, 2007, representing an increase of $15.1 million, or 12.0%, due to the increased utilization of FHLB advances as a funding source.
     Accrued expenses and other liabilities remained basically unchanged and totaled $1.6 million at both September 30, 2007 and March 31, 2007. Included in the balance at September 30, 2007 is a $173,000 reserve for unfunded loan commitments, which was established during the quarter ended September 30, 2007.
     Total stockholders’ equity amounted to $38.5 million at September 30, 2007 compared to $37.7 million at March 31, 2007, representing an increase of $847,000, or 2.2%. Increases due to net income of $690,000, other comprehensive income of $226,000, stock option expense of $161,000 and the net amortization of unearned compensation regarding the ESOP of $277,000, were reduced by dividends paid to stockholders of $506,000.
Comparison of Operating Results for the Quarters Ended September 30, 2007 and 2006
     Net income increased from $351,000, or $0.24 per diluted share, for the quarter ended September 30, 2006 to $465,000, or $0.33 per diluted share, for the quarter ended September 30, 2007. The increase in net income for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 reflects a decrease in net interest and dividend income from $3.9 million for the 2006 quarter to $3.3 million for the 2007 quarter, a credit (benefit) to the provision for loan losses of $300,000, an $87,000 increase in non-interest income, a decrease in non-interest expenses of $404,000 and an increase of $54,000 in the provision for income taxes.
     Net Interest Income. Net interest income, which decreased by $623,000, or 16.0%, for the three months ended September 30, 2007 compared to the same period of 2006, has been adversely affected by the flat to inverted yield curve during much of the quarter, as well as strong local competition for the products and services we offer. The yield curve and competition have required that the Bank increase the rates it pays on its deposits and borrowings to a greater extent than it was able to increase the rates it earns on its loan and investment products, resulting in decreases in net interest spread and net interest margin from 2.45% and 2.91%, respectively, for the quarter ended September 30, 2006 to 1.95% and 2.43%, respectively, for the quarter ended September 30, 2007. The yield on interest-earning assets decreased from 6.20% in the second quarter of 2006 to 5.92% for the same period in 2007, however, the average cost of interest-bearing liabilities increased from 3.75% to 3.97%, respectively.
     Interest and Dividend Income. Interest and dividend income decreased by $308,000, or 3.7%, to $7.9 million for the quarter ended September 30, 2007 as compared to $8.2 million during the same period of 2006. Despite the $35.9 million, or 8.5%, increase in the average balance of loans from the quarter ended September 30, 2006 to September 30, 2007, the $31.6 million decrease in the average balance of short-term investments and available for sale investment securities for the quarter ended September 30, 2007 as compared to the 2006 period and the decline in yields on earning assets resulted in the overall decline in interest and dividend income. The average balance of loans increased primarily due to an increase in the average balance of commercial real estate and commercial loans as the Bank continued to focus on originating these types of loans during the period. Interest income for the quarter ended September 30, 2007 was negatively impacted as interest income not recognized on non-accrual loans totaled $162,000. The average balance and yield on investment securities declined as maturities and principal repayments were used to fund loan growth. Additionally, investment income for the quarter ended September 30, 2006 was higher than normal due to the Federal Home Loan Bank of Boston’s payment of two quarterly dividends to compensate for a dividend not being paid during the previous quarter. Although the average balance of total interest-earning assets increased by $4.3 million, total interest and dividend income decreased due to a 28 basis point decrease in the average yield on those assets.
     Interest Expense. Interest expense increased by $315,000, or 7.2%, to $4.7 million for the quarter ended September 30, 2007 as compared to $4.4 million during the same period of 2006 as increases in interest expense on borrowings were partially offset by a decrease in interest expense on deposits. Interest expense on Federal Home Loan Bank borrowings increased by $398,000 as the average balance increased by $35.6 million to $131.7 million from $96.2 million although the average cost decreased by 29 basis points to 5.24% from 5.53%. The decrease in the average cost of these funds was the result of a decrease in market interest rates. Interest expense on other borrowings increased by $48,000 to $207,000 for the quarter ended September 30, 2007 as compared to $159,000 for the same period of 2006 due to a $3.5 million increase in the average balance, partially offset by a 61 basis point decrease in the cost of those funds. Interest expense on deposits decreased by $131,000 as average deposit balances decreased by $32.3 million, from $360.5 million in the quarter ended September 30, 2006 to $328.2 million in the 2007 quarter, while the average cost of these deposits increased by 16 basis points from 3.19% to 3.35%. The increase in the average cost of deposits is primarily the result of the competition for deposit accounts, and a shift to higher costing accounts.
     The following table presents average balances and average rates earned/paid by the Company for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006:

	Three Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$447,721	$6,753	6.03%	$415,562	$6,630	6.38%
Other loans	10,991	235	8.55	7,228	146	8.08
Investment securities	72,753	880	4.84	100,303	1,344	5.36
Short-term investments	4,978	65	5.22	9,004	121	5.38

Total interest-earning assets	536,443	7,933	5.92	532,097	8,241	6.20

Allowance for loan losses	(3,844)			(3,844)
Non-interest-earning assets	18,734			18,632

Total assets	$551,333			$546,885

Interest-bearing liabilities:
Deposits	$328,204	2,746	3.35	$360,475	2,877	3.19
Advances from FHLB of Boston	131,736	1,727	5.24	96,176	1,329	5.53
Other borrowings	12,028	207	6.88	8,486	159	7.49

Total interest-bearing liabilities	471,968	4,680	3.97	465,137	4,365	3.75

Non-interest-bearing liabilities	41,229			42,213

Total liabilities	513,197			507,350

Stockholders’ equity	38,136			39,535

Total liabilities and stockholders’ equity	$551,333			$546,885

Net interest and dividend income		$3,253			$3,876

Net interest spread			1.95%			2.45%

Net interest margin			2.43%			2.91%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarter ended September 30, 2007, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company recorded a credit (benefit) to the provision of $300,000, compared to no provision for loan losses during the corresponding 2006 quarter. This benefit reflects the maturation of the Company’s commercial real estate portfolio.
     Since March 31, 2007, the Company has experienced an increase in the volume and percentage of loans classified as nonperforming.  At September 30, 2007, non-performing loans totaled $9.3 million as compared to $330,000 on March 31, 2007. While the Company has seen increases in its nonperforming loans and net loans charged off, such increases are primarily related to two borrowers.  Management has evaluated the financial condition of the borrowers as well as the collateral of the loans and believes it has properly identified any potential losses as of September 30, 2007.  Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of September 30, 2007.
     Non-Interest Income. Non-interest income increased by $87,000, or 19.5%, to $534,000 for the quarter ended September 30, 2007 as compared to $447,000 during the same period of 2006 primarily due to increases in gains on investments and other income. Net gains on investments totaled $172,000 during the current quarter, up $56,000 from the $116,000 recognized in the prior year’s quarter. Other income increased $29,000 from $57,000 in 2006 to $86,000 during the same quarter this year primarily due to a $35,000 increase in third-party investment fees.
     Non-Interest Expenses. Non-interest expense decreased by $404,000, or 10.7%, to $3.4 million during the quarter ended September 30, 2007 as compared to $3.8 million during the same period of 2006. Decreases in salaries and benefits of $238,000, occupancy and equipment of $17,000, data processing fees of $35,000, professional fees of $22,000, and advertising and marketing expenses of $97,000, were partially offset by an increase in other expenses of $5,000. The changes reflect the efforts by the Company to reduce expenses throughout the Company.
     Salaries and employee benefits decreased by $238,000, or 10.9%, to $1.9 million during the quarter ended September 30, 2007 as compared $2.2 million during the same quarter of 2006 due to staff cuts and positions not being filled in an effort to save salary costs. No salary increases that normally would have taken effect as of April 1 were granted this year.
     Office occupancy and equipment expenses decreased by $17,000, or 3.1%, to $526,000 during the quarter ended September 30, 2007 as compared to the prior year period due to lower utilities and repairs and maintenance costs, partially offset by increases in property insurance premiums and depreciation of furniture, fixtures and equipment, primarily as a result of the Bank’s new branch and operations center.
     Professional fees decreased $22,000, or 10.0%, to $198,000 during the quarter ended September 30, 2007 as compared to $220,000 during the same period of 2006.
     Marketing expenses declined $97,000, or 97.0%, to $3,000 during the quarter ended September 30, 2007 as compared to $100,000 during the same period of 2006 due to a decision to discontinue most advertising and marketing efforts during the quarter.
     Other non-interest expenses increased $5,000, or 1.0%, to $498,000 during the quarter ended September 30, 2007 as compared $493,000 during the same period of 2006.
     Income Taxes. The effective tax rates for the quarters ended September 2007 and 2006 were 33.9% and 34.5%, respectively.

Comparison of Operating Results for the Six Months Ended September 30, 2007 and 2006
     For the six months ended September 30, 2007, net income increased 48.7% to $690,000, or $0.49 per diluted share, compared to $464,000, or $0.32 per diluted share, in the year earlier period. This change reflects an $861,000 decrease in net interest income, a credit (benefit) to the provision for loan losses of $300,000, a $122,000 increase in non-interest income, a $734,000 reduction in non-interest expenses, and a $119,000 increase in the provision for income taxes.
     Interest and Dividend Income. Interest and dividend income increased by $241,000, or 1.5%, to $16.0 million for the six months ended September 30, 2007 compared to $15.7 million for the same period of 2006 primarily due to increased average loan balances. The yield on interest-earning assets decreased slightly from 5.96% in the first six months of the prior year to 5.91% in the same period of the current year. Interest income for the six months ended September 30, 2007 was negatively impacted as interest income not recognized on non-accrual loans totaled $238,000. Average interest-earning assets increased by $12.6 million, or 2.4%, to $540.6 million during the six months ended September 30, 2007, from $527.9 million for the six months ended September 30, 2006.
     Interest Expense. Interest expense increased by $1.1 million, or 13.3%, to $9.4 million for the six months ended September 30, 2007 compared to $8.3 million for the same period of 2006. This increase resulted from a 36 basis point increase in the cost of funds from 3.58% in the six months ended September 30, 2006 to 3.94% in the six months ended September 30, 2007 and an increase in average interest-bearing liabilities of $14.3 million to $476.2 million from $461.8 million. Interest-bearing liabilities were increased to fund growth in the loan portfolio.
     The increase in the cost of interest-bearing liabilities during the first half of the current year was primarily due to an increase in the cost of deposits from 3.02% during the prior year period to 3.35% during the six months ended September 30, 2007. The cost of Federal Home Loan Bank of Boston advances, the Company’s other primary interest-bearing liability, decreased during the first half of the current year to 5.15% from 5.37% in the comparable prior year period as some advances matured and some option advances were called and were replaced with lower rate advances.

     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2007 compared to the six months ended September 30, 2006:

	Six Months Ended September 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$448,400	$13,562	6.05%	$410,871	$12,771	6.22%
Other loans	9,358	385	8.23	6,826	273	8.00
Investment securities	73,581	1,766	4.80	101,159	2,470	4.88
Short-term investments	9,239	258	5.59	9,085	216	4.76

Total interest-earning assets	540,578	15,971	5.91	527,941	15,730	5.96

Allowance for loan losses	(3,849)			(3,825)
Noninterest-earning assets	18,908			19,001

Total assets	$555,637			$543,117

Interest-bearing liabilities:
Deposits	$334,023	$5,599	3.35	$358,489	$5,409	3.02
Advances from FHLB of Boston	130,050	3,351	5.15	95,146	2,557	5.37
Other borrowings	12,081	428	7.09	8,199	310	7.56

Total interest-bearing liabilities	476,154	9,378	3.94	461,834	8,276	3.58

Non-interest-bearing liabilities	41,492			41,863

Total liabilities	517,646			503,697

Stockholders’ equity	37,991			39,420

Total liabilities and stockholders’ equity				$543,117

	$555,637

Net interest and dividend income		$6,593			$7,454

Net interest spread			1.97%			2.38%

Net interest margin			2.44%			2.82%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the six-month period ended September 30, 2007, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5.  Based on this analysis, the Company recorded a credit (benefit) to the provision of $300,000, compared to a provision for loan losses of $50,000 during the corresponding 2006 period. The benefit recorded in the first six months of Fiscal 2008 year reflects the maturation of the Company’s commercial real estate portfolio.

     Since March 31, 2007, the Company has experienced an increase in the volume and percentage of loans classified as nonperforming.  At September 30, 2007, non-performing loans totaled $9.3 million as compared to $330,000 on March 31, 2007. While the Company has seen increases in its nonperforming loans and net loans charged off, such increases are primarily related to two borrowers.  Management has evaluated the financial condition of the borrowers as well as the collateral of the loans and believes it has properly identified any potential losses as of September 30, 2007.  Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of September 30, 2007.
     Non-interest Income. Non-interest income increased by $122,000, or 13.0%, to $1.1 million during the six months ended September 30, 2007 compared to $937,000 during the same period of 2006 due to increases in gains on the sale of investments of $60,000, third-party investment fees of $48,000, and gains on the sales of loans of $18,000.
     Net gains from sales of investment securities were $288,000 for the six months ended September 30, 2007 compared to net gains of $228,000 in the comparable prior year period. During the six months ended September 30, 2007 and 2006, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.
     Non-interest Expenses. Non-interest expense decreased by $734,000, or 9.6%, to $6.9 million during the six months ended September 30, 2007 as compared to $7.6 million during the same period of 2006. This decrease is due to decreases in salaries and benefits of $318,000, marketing costs of $315,000, professional fees of $55,000, data processing costs of $45,000 and other expenses of $30,000, partially offset by an increase in occupancy costs and equipment of $29,000.
     Salaries and employee benefits decreased by $318,000, or 7.3%, to $4.0 million during the six months ended September 30, 2007 as compared $4.4 million during the same period of 2006 due to staff cuts and positions not being filled in an effort to reduce salary costs.
     Office occupancy and equipment expenses increased $29,000, or 2.8%, to $1.1 million during the six months ended September 30, 2007 as compared $1.0 million during the same period of 2006 primarily due to increases in property insurance, the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment , partially offset by decreases in utilities, repairs and maintenance and property taxes, partly as a result of the opening of our new Medford branch and operations center.
     Data processing costs decreased by $45,000, or 9.2%, to $442,000 during the six months ended September 30, 2007 as compared to $487,000 during the same period of 2006 as certain postage charges, previously included as data processing charges, were reclassified to the other expense category.
     Marketing expenses decreased by $315,000 to $7,000 during the six months ended September 30, 2007 as compared to $322,000 during the same period of 2006 due to a decision to discontinue most advertising and marketing efforts during the period.
     Other non-interest expenses decreased $30,000, or 3.1%, to $934,000 during the six months ended September 30, 2007 as compared to $964,000 during the same period of 2006 primarily due to overall net reductions in general overhead costs.
     Income Taxes. The effective tax rate for both the six months ended September 30, 2007 and 2006 was 34.5%.

Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At September 30, 2007, the Company had approximately $15.5 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At September 30, 2007, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $33.0 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     The Company’s and the Bank’s capital ratios at September 30, 2007 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.58%	7.09%
Tier 1 Capital (to risk-weighted assets)	11.95%	9.90%
Total Capital (to risk-weighted assets)	12.86%	10.81%
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
     For the year ended March 31, 2007 and for the six months ended September 30, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
     The following table indicates the projected change in net interest income and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	September 30,		March 31,
	2007		2007
	Amount	% Change	Amount	% Change
	(Dollars in thousands)
200 basis point increase in rates	$(1,597)	(11.68)%	$(1,956)	(13.39)%
200 basis point decrease in rates	340	2.48	320	2.19
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

Part II. Other Information
Item 1. Legal Proceedings
     Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, as filed with the Securities and Exchange Commission on June 22, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2007.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 26, 2007, the Registrant convened its Annual Meeting of Stockholders.
     The first item submitted to a vote of stockholders was the election of three directors, Gregory W. Boulos, John D. Doherty and Albert J. Mercuri, Jr., who were elected directors for a term of three years each. Continuing directors are Joseph R. Doherty, Paul E. Bulman, Richard E. Stevens, James F. Linnehan, John J. Morrissey and Edward F. Sweeney, Jr. The following is a record of the voting in the election of directors:

ELECTION OF DIRECTORS	FOR	WITHHELD
John D. Doherty	1,219,702	329,592
Gregory W. Boulos	1,224,032	329,592
Albert J. Mercuri, Jr.	1,224,032	329,592
     There were no abstentions and no broker non-votes.
Item 5. Other Information
     None.
Item 6. Exhibits
3.2	Amended and Restated Bylaws of Central Bancorp, Inc. (Incorporated by reference to the Exhibits filed with the Company’s Form 8-K filed with the SEC on October 22, 2007.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
November 14, 2007	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

November 14, 2007	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer