Form 10-Q
period 2007-12-31
CENTRAL BANCORP INC /MA/
filed 2008-02-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at February 11, 2008

CENTRAL BANCORP, INC.
Form 10-Q

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
Part I. Financial Information

Item 1. Financial Statements

(Dollars in Thousands, Except Share Data)	December 31, 2007	March 31, 2007

ASSETS

Cash and due from banks	$5,916	$6,147
Short-term investments	1,893	14,470

Cash and cash equivalents	7,809	20,617

Investment securities available for sale (amortized cost of $54,414 at December 31, 2007 and $66,033 at March 31, 2007)	54,520	65,763
Stock in Federal Home Loan Bank of Boston, at cost	7,786	7,366
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	63,882	74,705

Loans held for sale	—	575

Loans (Note 2)	467,820	460,542
Less allowance for loan losses	3,379	3,881

Loans, net	464,441	456,661

Accrued interest receivable	2,044	2,415
Banking premises and equipment, net	4,160	4,756
Deferred tax asset, net	1,983	2,212
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 10)	6,049	—
Other assets	2,071	1,967

Total assets	$554,671	$566,140

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	$354,867	$388,573
Short-term borrowings	443	712
Federal Home Loan Bank advances	145,800	125,000
Subordinated debenture (Note 4)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,341	1,229
Accrued expenses and other liabilities	1,702	1,583

Total liabilities	515,494	528,438

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,639,951 shares issued at December 31, 2007 and March 31, 2007	1,640	1,640
Additional paid-in capital	3,602	3,479
Retained income	40,979	40,394
Accumulated other comprehensive income (loss) (Note 5)	231	(20)
Unearned compensation — ESOP	(7,275)	(7,791)

Total stockholders’ equity	39,177	37,702

Total liabilities and stockholders’ equity	$554,671	$566,140

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest and dividend income:
Mortgage loans	$6,798	$6,904	$20,360	$19,680
Other loans	252	154	637	427
Short-term investments	62	26	321	242
Investments	950	1,268	2,715	3,738

Total interest and dividend income	8,062	8,352	24,033	24,087

Interest expense:
Deposits	2,664	2,881	8,263	8,289
Advances from Federal Home Loan Bank of Boston	1,726	1,695	5,077	4,257
Other borrowings	215	156	643	461

Total interest expense	4,605	4,732	13,983	13,007

Net interest and dividend income	3,457	3,620	10,050	11,080
Provision for (reduction of provision for) loan losses	—	—	(300)	50

Net interest and dividend income after provision for loan losses	3,457	3,620	10,350	11,030

Non-interest income:
Deposit service charges	263	281	766	786
Net gains from sales of investment securities	359	131	647	359
Net gains on sales of loans	41	—	118	59
Bank owned life insurance income	23	—	23	—
Other income	100	63	291	203

Total non-interest income	786	475	1,845	1,407

Non-interest expenses:
Salaries and employee benefits	1,983	1,917	6,021	6,273
Occupancy and equipment	533	518	1,609	1,565
Data processing fees	219	232	661	720
Professional fees	186	203	588	660
Advertising and marketing	1	58	8	380
Other expenses	418	382	1,352	1,346

Total non-interest expenses	3,340	3,310	10,239	10,944

Income before income taxes	903	785	1,956	1,493
Provision for income taxes	247	271	610	$515

Net income	$656	$514	$1,346	978

Earnings per common share — basic (Note 8)	$0.48	$0.36	$1.00	$0.68

Earnings per common share — diluted (Note 8)	$0.48	$0.35	$0.99	$0.67

Weighted average common shares outstanding — basic	1,354	1,448	1,347	1,445

Weighted average common and equivalent shares outstanding — diluted	1,358	1,463	1,354	1,459
     See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Income/(Loss)	ESOP	Equity

Nine Months Ended December 31, 2007

Balance at March 31, 2007	$1,640	$3,479	$40,394	$(20)	$(7,791)	$37,702
Net income			1,346			1,346
Other comprehensive income net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 5)				251		251

Comprehensive income						1,597

Dividends paid ($0.54 per share)			(761)			(761)
Stock-based compensation (Note 9)		242				242
Amortization of unearned compensation — ESOP		(119)			516	397

Balance at December 31, 2007	$1,640	$3,602	$40,979	$231	$(7,275)	$39,177

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2007	2006

Cash flows from operating activities:

Net income	$1,346	$978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	721	595
Amortization of premiums	44	63
Provision for loan losses	(300)	50
Stock-based compensation	639	443
Net gains from sales of investment securities	(647)	(359)
Bank owned life insurance income	(23)	—
Gain on sales of loans held for sale	(118)	(59)
Originations of loans held for sale	(9,713)	(6,021)
Proceeds from sale of loans originated for sale	10,406	5,370
Decrease in accrued interest receivable	371	117
Increase in other assets, net	(103)	(78)
Increase in advance payments by borrowers for taxes and insurance	112	34
Increase (decrease) in accrued expenses and other liabilities, net	223	(72)

Net cash provided by operating activities	2,958	1,061

Cash flows from investing activities:

Loan principal (originations) collections, net	(7,480)	(40,731)
Principal payments on mortgage-backed securities	4,320	6,349
Decrease in certificate of deposit	—	627
Purchases of restricted equity-FHLB	(420)	—
Proceeds from sales of restricted equity-FHLB	—	1,391
Proceeds from sales of investment securities	17,406	5,266
Purchases of investment securities	(11,503)	(11,549)
Maturities and calls of investment securities	1,999	13,900
Purchase of bank owned life insurance	(6,027)	—
Purchase of banking premises and equipment	(125)	(1,648)

Net cash used in investing activities	(1,830)	(26,395)

Cash flows from financing activities:

Net decrease in deposits	(33,706)	(6,239)
Proceeds from advances from FHLB of Boston	117,800	85,000
Repayment of advances from FHLB of Boston	(97,000)	(65,500)
Net short-term borrowings (repayments)	(269)	3,702
Repayment of ESOP loan	—	(292)
Proceeds from exercise of stock options	—	13
Tax benefit from exercise of stock options	—	4
Cash dividends paid	(761)	(814)

Net cash (used in) provided by financing activities	(13,936)	15,874

Net (decrease) increase in cash and cash equivalents	(12,808)	9,460
Cash and cash equivalents at beginning of period	20,617	$15,263

Cash and cash equivalents at end of period	$7,809	$5,803

Supplementary disclosure of cash flows information:
Cash paid during the period for:
Interest	$13,249	$13,077
Income taxes	470	645
     See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2007
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2007, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 22, 2007. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008 or any other period.
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
(2) Loans
     Loans, excluding loans held for sale, as of December 31, 2007 and March 31, 2007 are summarized below (unaudited, in thousands):

	December 31,	March 31,
	2007	2007
Real estate loans:
Residential real estate (1-4 family)	$172,170	$175,259
Commercial real estate	244,899	235,535
Construction	29,094	35,011
Home equity lines of credit	6,740	6,901

Total real estate loans	452,903	452,706
Commercial loans	13,840	6,605
Consumer loans	1,077	1,231

Total loans	467,820	460,542
Less: allowance for loan losses	(3,379)	(3,881)

Total loans, net	$464,441	$456,661

     There were six loans to four borrowers on non-accrual status totaling $9.3 million as of December 31, 2007 and one loan on non-accrual status totaling $330,000 as of March 31, 2007 (See Comparison of Operating Results for the Quarters Ended December 31, 2007 and 2006 — Provision for Loan Losses).

     At December 31, 2007, and March 31, 2007, there were no impaired loans other than non-accrual loans. Impaired loans are measured using the fair value of collateral.
     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2007 and 2006 follows. Included in charge-offs for the nine months ended December 31, 2007 is a $173,000 transfer to establish a reserve for unfunded loan commitments, which is included the other liabilities section of the balance sheet. (The data in the following tables are unaudited, in thousands):

	Three Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$3,378	$3,850
Provision charged to expense	—	—
Less: charge-offs	(11)	(19)
Add: recoveries	12	16

Balance at end of period	$3,379	$3,847

	Nine Months Ended
	December 31,
	2007	2006
Balance at beginning of period	$3,881	$3,788
(Reduction of provision) provision charged to expense	(300)	50
Less: charge-offs	(244)	(39)
Add: recoveries	42	48

Balance at end of period	$3,379	$3,847

(3) Deposits
     Deposits at December 31, 2007 and March 31, 2007 are summarized as follows (unaudited, in thousands):

	December 31,	March 31,
	2007	2007
Demand deposit accounts	$ 35,697	$40,026
NOW accounts	28,349	28,591
Passbook and other savings accounts	49,793	56,495
Money market deposit accounts	61,969	45,586

Total non-certificate accounts	175,808	170,698

Term deposit certificates:
Certificates of $100,000 and above	72,458	82,159
Certificates of less than $100,000	106,601	135,716

Total term deposit certificates	179,059	217,875

Total deposits	$354,867	$388,573

(4) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2007, the interest rate was 7.43%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
     On January 31, 2007, the Company completed a second trust preferred securities financing in the amount of $5.9 million. In connection with the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6.1 million of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.
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
     The Company’s other comprehensive income (loss) and related tax effect for the nine months ended December 31, 2007 and 2006 are as follows (unaudited, in thousands):

	For the Nine Months Ended
	December 31, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains (losses) on securities:
Unrealized net holding gains during period	$1,023	$330	$693
Less: reclassification adjustment for net gains included in net income	647	205	442

Other comprehensive gain	$376	$125	$251

	For the Nine Months Ended
	December 31, 2006
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$1,864	$679	$1,185
Less: reclassification adjustment for net gains included in net income	359	125	234

Other comprehensive loss	$1,505	$554	$951

(6) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Events
     On January 17, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on February 15, 2008 to stockholders of record as of February 1, 2008.
(8) Earnings per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At December 31, 2007 and 2006, there were approximately 245,000 and 141,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
	(Amounts in thousands, except per share amounts)
Net income available to common shareholders	$656	$514	$1,346	$978

Weighted average number of common shares outstanding	1,599	1,590	1,593	1,590

Weighted average number of unallocated ESOP shares	(245)	(142)	(246)	(145)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,354	1,448	1,347	1,445

Incremental shares from the assumed exercise of dilutive stock options	4	15	7	14

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,358	1,463	1,354	1,459

Earnings per share

Basic	$0.48	$0.36	$1.00	$0.68

Diluted	$0.48	$0.35	$0.99	$0.67

     At December 31, 2007 and 2006, respectively, 91,396 and 59,000 stock option and restricted stock shares were anti-dilutive and were excluded from the above calculation for both the quarter and nine-month periods.
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
     The Company uses the Black-Scholes option pricing model as its method for the determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of the stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of December 31, 2007, a total of 903 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of December 31, 2007, 91,000 shares remained unissued under the Incentive Plan.
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
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006 and awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Compensation expense recorded for the year ended March 31, 2007 totaled $134,000. The fair value of the options granted in fiscal 2007 was $9.04 per share and the fair value of the restricted stock granted in fiscal 2007 was $31.20 per share. Total compensation expense for stock based compensation was $81,000 and $54,000 for the three months ended December 31, 2007 and December 31, 2006, respectively, and $242,000 and $54,000 for the nine months ended December 31, 2007 and December 31, 2006, respectively.

     Stock option activity was as follows for the nine months ended December 31, 2007:

	Number of	Weighted
	Shares	Average
	Shares	Exercise Price
Balance at March 31, 2007	69,121	$25.411
Exercised	—	—
Cancelled	(903)	28.990
Granted	—	—

Balance at December 31, 2007	68,218	25.364

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2007 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	$16.625	12,077	(2)	2.9	$16.625	$42,571
	20.250	13,745	(2)	1.8	20.250	—
	28.990	32,396	(2)	7.1	28.990	—
	31.200	10,000	(3)	8.7	31.200	—

Average/Total	$25.364	68,218		5.6	$25.364	$42,571

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $20.15 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 20% vested at December 31, 2007.
     A summary of restricted stock activity under all Company plans for the nine months ended December 31, 2007 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance at March 31, 2007	49,000	$31.20
Granted	—	—
Vested	9,800	31.20
Forfeited	—	—

Non-vested at December 31, 2007	39,200	$31.20

(10) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on two executives which totaled $6,027. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”.

Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The cash value is included in assets. The Bank reviewed the financial strength of the insurance carrier prior to the purchase of the policies, and such reviews will be performed annually thereafter.
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with nine full-service facilities, a limited service high school branch in suburban Boston, and a stand-alone 24-hour automated teller machine in Somerville. The Company primarily generates funds in the form of deposits and uses the funds to make mortgage loans for the construction, purchase and refinancing of residential properties and to make loans on commercial real estate in its market area.
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
     The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended December 31, 2007 and 2006 and its financial condition at December 31, 2007 compared to March 31, 2007. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on commercial and commercial real estate loans rated “substandard” or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
Comparison of Financial Condition at December 31, 2007 and March 31, 2007
     Total assets were $554.7 million at December 31, 2007 compared to $566.1 million at March 31, 2007, representing a decrease of $11.5 million or 2.0%. Total loans (excluding loans held for sale) were $467.8 million at December 31, 2007 compared to $460.5 million at March 31, 2007, representing an increase of $7.3 million or 1.6%. This increase was the net effect of an increase in commercial real estate loans of $9.4 million and an increase in commercial loans of $7.2 million offset by decreases in construction loans of $5.9 million and residential loans and home equity loans of $3.3 million. The increase in commercial real estate loans represents the Bank’s continuing emphasis on this type of lending. Commercial loans increased during the period primarily as a result of the addition of $7.0 million in loans secured by taxi medallions, a new line of business for the Bank. Construction loans declined because of a decision to limit this type of lending in the current economic environment. Residential real estate loans declined because of the Bank’s decision to sell most newly originated residential loans in the secondary market. The Bank purchases loans from time to time to supplement its loan originations, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the nine months ended December 31, 2007 should be sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.

     Cash and cash equivalents totaled $7.8 million at December 31, 2007 compared to $20.6 million at March 31, 2007, representing a decrease of $12.8 million, or 62.1%, comprised of a $12.6 million decrease in short-term investments and a $230,000 decrease in cash and due from banks. Investment securities totaled $63.9 million at December 31, 2007 compared to $74.7 million at March 31, 2007, representing a decrease of $10.8 million, or 14.5%. Cash and cash equivalents and investment securities decreased as the result of the redeployment of these funds to offset the impact of a deposit decline of $33.7 million during this period. Stock in the Federal Home Loan Bank of Boston totaled $7.8 million at December 31, 2007 compared to $7.4 million at March 31, 2007, representing an increase of $420,000, or 5.7%, due to increased capital stock requirements for outstanding advances. The allowance for loan losses totaled $3.4 million at December 31, 2007 compared to $3.9 million at March 31, 2007, representing a decrease of $502,000, or 12.9%. This decrease was due to net charge-offs of $27,000, a $173,000 transfer to establish a reserve for unfunded loan commitments, and a negative provision for loan losses of $300,000 (see “Provision for Loan Losses”). Management considered the allowance for loan losses to be adequate at both December 31, 2007 and March 31, 2007. Accrued interest receivable totaled $2.0 million and $2.4 million at December 31, 2007 and March 31, 2007, respectively. Banking premises and equipment, net, totaled $4.2 million at December 31, 2007 compared to $4.8 million at March 31, 2007, representing a decrease of $596,000, or 12.5%, primarily reflecting depreciation for the period.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on two executives which totaled $6.03 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.05 million at December 31, 2007 as compared to $0 as of December 31, 2006.
     Total deposits amounted to $354.9 million at December 31, 2007 compared to $388.6 million at March 31, 2007, representing a decrease of $33.7, million or 8.7%, reflecting the combined effect of a $5.1 million, or 3.0%, increase in core deposits (consisting of all non-certificate accounts) and a $38.8 million, or 17.8%, decrease in certificates of deposit. Overall, deposits declined primarily because of continuing strong competition for deposits in our local market area. The increase in core deposits was primarily related to an increase in money market deposit account balances as the Bank more aggressively priced this type of deposit. The decrease in term deposits was the result of the Bank’s strategy to reduce the rate on premium certificates of deposit and to instead elect to utilize more cost-effective Federal Home Loan Bank advances as a funding source.
     Total borrowings (exclusive of subordinated debentures) amounted to $146.2 million at December 31, 2007 compared to $125.7 million at March 31, 2007, representing an increase of $20.5 million, or 16.3%, due to the increased utilization of FHLB advances as a funding source.
     Accrued expenses and other liabilities remained basically unchanged and totaled $1.7 million and $1.6 million at December 31, 2007 and March 31, 2007, respectively. Included in the balance at December 31, 2007 is a $173,000 reserve for unfunded loan commitments, which was established during the quarter ended September 30, 2007. This reserve represents a nonperforming loan’s undisbursed balance. When the undisbursed funds are disbursed, the reserve will be transferred to the loan category to offset the increased loan balance.
     Total stockholders’ equity amounted to $39.2 million at December 31, 2007 compared to $37.7 million at March 31, 2007, representing an increase of $1.5, or 3.9%. Increases due to net income of $1.3 million, other comprehensive income of $251,000, stock option expense of $242,000 and the net amortization of unearned compensation regarding the ESOP of $397,000, were reduced by dividends paid to stockholders of $761,000.
Comparison of Operating Results for the Quarters Ended December 31, 2007 and 2006
     Net income increased from $514,000, or $0.35 per diluted share, for the quarter ended December 31, 2006 to $656,000, or $0.48 per diluted share, for the quarter ended December 31, 2007. The increase in net income for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006 consists of a decrease in net interest and dividend income from $3.6 million for the 2006 quarter to $3.5 million for the 2007 quarter, a $311,000 increase in non-interest income, a decrease in non-interest expenses of $30,000 and a decrease of $24,000 in the provision for income taxes.

     Net Interest Income. Net interest income, which decreased by $163,000, or 4.5%, for the three months ended December 31, 2007 compared to the same period of 2006, has been adversely affected by strong local competition for the products and services we offer, and the effect of the increase in loans placed on non-accrual status. At December 31, 2007 non-accrual loans totaled $9.3 million as compared to $332,000 at December 31, 2006. Strong competition has required that the Bank decrease the rates it earns on its loans to a greater extent than it was able to decrease the rates it pays on its deposits, which has adversely affected the margin. Additionally, non-accrual loans have reduced loan interest income by $131,000. As a result, there were decreases in the net interest spread and net interest margin from 2.16% and 2.66%, respectively, for the quarter ended December 31, 2006 to 2.11% and 2.58%, respectively, for the quarter ended December 31, 2007. The yield on interest-earning assets decreased by 12 basis points from 6.14% in the third quarter of 2006 to 6.02% for the same period in 2007. However, during the same period, the average cost of interest-bearing liabilities decreased by only 7 basis points from 3.98% to 3.91%, respectively.
     Interest and Dividend Income. Interest and dividend income decreased by $290,000, or 3.5%, to $8.1 million for the quarter ended December 31, 2007 as compared to $8.4 million during the same period of 2006. Despite the $22.4 million, or 5.1%, increase in the average balance of loans from the quarter ended December 31, 2006 to December 31, 2007, interest income on loans remained relatively unchanged at $7.1 million during both periods. The average balance of loans increased primarily due to an increase in the average balances of commercial real estate and commercial loans as the Bank continued to focus on originating these types of loans during the period. Interest income for the quarter ended December 31, 2007 was negatively impacted as interest income not recognized on non-accrual loans totaled $131,000. The average balance on investment securities declined as maturities and principal repayments were used to fund loan growth. The effect of interest income not recognized on non-accrual loans during the quarter ended December 31, 2007 was to reduce the yield on average earning assets by 10 basis points.
     Interest Expense. Interest expense decreased by $127,000, or 2.7%, to $4.6 million for the quarter ended December 31, 2007 as compared to $4.7 million during the same period of 2006 as increases in interest expense on borrowings were offset by a decrease in interest expense on deposits. The cost of funds decreased by 7 basis points from 3.98% during quarter ended December 31, 2006 to 3.91% during the quarter ended December 31, 2007, as some high-cost certificates of deposit were replaced by more cost-effective Federal Home Loan Bank borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $181.1 million during the quarter ended December 31, 2007, compared to $222.1 million for the same period in 2006, a decline of $41.0 million. The average balance of FHLB borrowings increased by $14.9 million, from $123.8 million during the quarter ended December 31, 2006 to $138.7 million during the same period of 2007. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average balance of lower-costing non-maturity deposits increased by $17.3 million to $139.6 million for the quarter ended December 31, 2007, as compared to an average balance of $122.3 million during the same period of 2006.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006:

	Three Months Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$449,420	$6,798	6.05%	$433,571	$6,904	6.37%
Other loans	14,024	252	7.19	7,515	154	8.20
Investment securities	67,508	950	5.63	101,047	1,268	5.02
Short-term investments	4,622	62	5.37	2,306	26	4.51

Total interest-earning assets	535,574	8,062	6.02	544,439	8,352	6.14

Allowance for loan losses	(3,375)			(3,851)
Non-interest-earning assets	18,771			17,414

Total assets	$550,970			$558,002

Interest-bearing liabilities:
Deposits	$320,709	2,664	3.32	$344,443	2,881	3.35
Advances from FHLB of Boston	138,666	1,726	4.98	123,812	1,695	5.48
Other borrowings	11,801	215	7.29	7.729	156	8.07

Total interest-bearing liabilities	471,176	4,605	3.91	475,984	4,732	3.98

Non-interest-bearing liabilities	40,953			41,586

Total liabilities

Stockholders’ equity	38,841			40,432

Total liabilities and stockholders’ equity	$550,970			$558,002

Net interest and dividend income		$3,457			$3,620

Net interest spread			2.11%			2.16%

Net interest margin			2.58%			2.66%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarter ended December 31, 2007, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company made no provision for loan losses during the quarter ended December 31, 2007.
     Since March 31, 2007, the Company has experienced an increase in the volume and percentage of loans classified as non-performing. At December 31, 2007, non-performing loans totaled $9.3 million as compared to

$330,000 on March 31, 2007. While the Company has seen increases in its non-performing loans and net loans charged off, such increases are primarily related to three borrowers. There were residential loans to one borrower to construct two homes which totaled $4.7 million, one multifamily loan with a balance of $3.5 million, and one commercial real estate loan with a balance of $779,000. Management has evaluated the financial condition of the borrowers as well as the collateral securing the loans and believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to reasonably believe that the borrowers will not be able to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of December 31, 2007.
     Non-Interest Income. Non-interest income increased by $311,000, or 65.5%, to $786,000 for the quarter ended December 31, 2007 as compared to $475,000 during the same period of 2006 primarily due to increases in gains on investments. Net gains on the sale of investments totaled $359,000 during the 2007 quarter, up $228,000 from the $131,000 recognized in the prior year’s quarter. Other income increased by $83,000 from $344,000 for the quarter ended December 31, 2006 to $427,000 during the same quarter this year as third-party investment fees increased by $42,000, gains on the sale of loans increased by $41,000. Deposit service charges decreased by $18,000 to $263,000 as compared to $281,000 during the same period of 2006. The purchase of life insurance policies during November and December, 2007 resulted in bank-owned life insurance income of $23,000 for the quarter ended December 31, 2007, as compared to $0 during the same period of 2006.
     Non-Interest Expenses. Non-interest expenses remained relatively flat and totaled approximately $3.3 million during the quarters ended December 31, 2007 and December 31, 2006. For the 2007 quarter, increases in salaries and benefits of $66,000, other miscellaneous expenses of $36,000, and occupancy and equipment of $15,000 were partially offset by decreases in data processing fees of $13,000, professional fees of $17,000, and advertising and marketing expenses of $57,000. Overall, management continues to closely monitor expenses throughout the Company.
     Salaries and employee benefits increased by $66,000, or 3.4%, to $2.0 million during the quarter ended December 31, 2007 as compared to $1.9 million during the same quarter of 2006 primarily due to a $27,000 increase in stock-based compensation expense and a $37,000 increase in expense related to lower deferrals of salaries related to loan origination costs. Management continues to closely monitor salary costs. To the extent possible, open positions are not being filled. Additionally, no salary increases that normally would have taken effect as of April 1 were granted this year.
     Office occupancy and equipment expenses increased by $15,000, or 2.9%, to $533,000 during the quarter ended December 31, 2007 as compared to $518,000 during the prior year period primarily due to increases in computer maintenance and depreciation of furniture, fixtures and equipment, primarily as a result of the Bank’s new branch and operations center, partially offset by lower repairs and maintenance costs.
     Professional fees decreased by $17,000, or 8.4%, to $186,000 during the quarter ended December 31, 2007 as compared to $203,000 during the same period of 2006. Included in this category are legal fees, which were $37,000 higher during the quarter ended December 31, 2006 as compared to the same period of 2007 primarily due to costs related to the issuance of trust preferred securities. There were no such expenses incurred during the quarter ended December 31, 2007. Other professional fees increased by $20,000 during the quarter ended December 31, 2007 as compared to the same period of 2006, primarily due to an increase in regulatory consulting fees.
     Marketing expenses declined by $57,000 to $1,000 during the quarter ended December 31, 2007 as compared to $58,000 during the same period of 2006 due to a decision to discontinue most advertising and marketing efforts during the period in an attempt to reduce expenses.
     Other non-interest expenses increased by $36,000, or 9.4%, to $418,000 during the quarter ended December 31, 2007 as compared $382,000 during the same period of 2006, primarily due to increases in appraisal costs of $16,000, CRA donations of $22,000, and telephone expenses of $13,000, partially offset by decreases in office supplies expense of $25,000.

     Income Taxes. The effective tax rates for the quarters ended December 31 2007 and 2006 were 27.4% and 34.5%, respectively. The effective tax rate was reduced because of tax-advantaged preferred stock and bank-owned life insurance transactions during the 2007 quarter which resulted in a $24,000 reduction in the provision for income taxes.
Comparison of Operating Results for the Nine Months Ended December 31, 2007 and 2006
     For the nine months ended December 31, 2007, net income increased by 37.6% to $1.3 million, or $0.99 per diluted share, compared to $978,000, or $0.67 per diluted share, in the year earlier period. This change reflects a $1.0 million decrease in net interest income, a reduction in the provision for loan losses of $300,000, a $438,000 increase in non-interest income, a $705,000 reduction in non-interest expense, and a $95,000 increase in the provision for income taxes.
     Interest and Dividend Income. Interest and dividend income decreased by $54,000, or 0.2%, to $24.0 million for the nine months ended December 31, 2007 compared to $24.1 million for the same period of 2006 due to a decrease in investment income of $1.0 million, partially offset by increases in interest income on loans of $890,000 and interest on short-term investments of $79,000. The yield on interest-earning assets decreased slightly from 6.01% in the first nine months of the prior year to 5.94% in the same period of the current year. Interest income for the nine months ended December 31, 2007 was negatively impacted as interest income not recognized on non-accrual loans totaled $369,000. The effect of the income not recognized on non-accrual loans during the nine months ended December 31, 2007 was to reduce the yield on average earning assets by nine basis points. Average interest-earning assets increased by $4.8 million, or 0.9%, to $539.5 million during the nine months ended December 31, 2007, from $534.7 million for the nine months ended December 31, 2006. During these periods, the average balance of loans increased by $34.2 million, while the average balance of investments decreased by $30.6 million, partly to fund the loan growth.
     Interest Expense. Interest expense increased by $976,000, or 7.5%, to $14.0 million for the nine months ended December 31, 2007 compared to $13.0 million for the same period of 2006. This increase resulted from a 21 basis point increase in the cost of funds from 3.72% in the nine months ended December 31, 2006 to 3.93% in the nine months ended December 31, 2007 and an increase in average interest-bearing liabilities of $8.3 million to $474.8 million from $466.6 million. Interest-bearing liabilities were increased to fund growth in the loan portfolio.
     The increase in the cost of interest-bearing liabilities during the nine months ended December 31, 2007 as compared to the same period of 2006 was primarily due to a 23 basis point increase in the cost of deposits from 3.12% to 3.35%. The cost of deposits increased as the average rates paid on money market deposit accounts and certificates of deposit were 3.79% and 4.40%, respectively, for the nine months ended December 31, 2007, compared to 2.01% and 4.29%, respectively, for the same period in 2006. The average rate paid on Federal Home Loan Bank of Boston advances, the Company’s other primary interest-bearing liability, decreased during the first nine months of the current year to 5.04% from 5.40% in the comparable prior year period as some advances matured and some option advances were called and were replaced with lower rate advances. The decrease in deposits was the result of the Bank’s strategy to replace some high-cost certificates of deposit with more cost-effective FHLB advances. The average rate paid on other borrowings decreased from 7.95% to 7.18% as $6.1 million of trust preferred securities were issued at a rate of 7.015% in January, 2007.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006:

	Nine Months Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$448,334	$20,360	6.06%	$418,465	$19,680	6.27%
Other loans	11,354	637	7.48	7,057	427	8.07
Investment securities	71,770	2,715	5.04	102,357	3,738	4.87
Short-term investments	8,078	321	5.30	6,817	242	4.73

Total interest-earning assets	539,536	24,033	5.94	534,696	24,087	6.01

Allowance for loan losses	(3,690)			(3,834)
Noninterest-earning assets	18,522			17,235

Total assets	$554,368			$548,097

Interest-bearing liabilities:
Deposits	$328,640	$8,263	3.35	353,790	$8,289	3.12
Advances from FHLB of Boston	134,235	5,077	5.04	105,046	4,257	5.40
Other borrowings	11,946	643	7.18	7,732	461	7.95

Total interest-bearing liabilities	474,821	13,983	3.93	466,568	13,007	3.72

Non-interest-bearing liabilities	41,080			41,585

Total liabilities	515,901			508,153

Stockholders’ equity	38,467			39,944

Total liabilities and stockholders’ equity	$554,368			$548,097

Net interest and dividend income		$10,050			$11,080

Net interest spread			2.01%			2.29%

Net interest margin			2.48%			2.76%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the nine-month period ended December 31, 2007, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company recorded a reduction in the provision of $300,000, compared to a provision for loan losses of $50,000 during the corresponding 2006 period. The reduction recorded in the first nine months of fiscal 2008 year reflects the maturation of the Company’s commercial real estate portfolio.

     Since March 31, 2007, the Company has experienced an increase in the volume and percentage of loans classified as non-performing. At December 31, 2007, non-performing loans totaled $9.3 million as compared to $330,000 on March 31, 2007. While the Company has seen increases in its non-performing loans and net loans charged off, such increases are primarily related to three borrowers. There were residential loans to one borrower to construct two homes which totaled $4.7 million, one multifamily loan with a balance of $3.5 million, and one commercial real estate loan with a balance of $779,000. Management has evaluated the financial condition of the borrowers as well as the collateral securing the loans and believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to reasonably believe that the borrowers will not be able to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of December 31, 2007.
     Non-interest Income. Non-interest income increased by $438,000, or 31.1%, to $1.8 million during the nine months ended December 31, 2007 compared to $1.4 million during the same period of 2006 primarily due to increases in gains on the sale of investments of $288,000, third-party investment fees of $90,000, gains on the sales of loans of $59,000, and bank-owned life insurance income of $23,000. Deposit fee income decreased by $20,000 to $766,000 during the nine months ended December 31, 2007 as compared to $786,000 during the same period of 2006. The purchase of life insurance policies during November and December, 2007 resulted in bank-owned life insurance income of $23,000 for the nine months ended December 31, 2007, as compared to $0 during the same period of 2006.
     Net gains from sales of investment securities were $647,000 for the nine months ended December 31, 2007 compared to net gains of $359,000 in the comparable prior year period. During the nine months ended December 31, 2007 and 2006, the Company did not record any write-downs of equity securities which had experienced a decline in fair value judged to be other than temporary.
     Non-interest Expenses. Non-interest expense decreased by $705,000, or 6.4%, to $10.2 million during the nine months ended December 31, 2007 as compared to $10.9 million during the same period in 2006. This decrease was due to decreases in salaries and benefits of $252,000, marketing costs of $372,000, professional fees of $72,000, and data processing costs of $59,000, and was partially offset by increases in occupancy and equipment costs of $44,000 and other miscellaneous expenses of $6,000.
     Salaries and employee benefits decreased by $252,000, or 4.0%, to $6.0 million during the nine months ended December 31, 2007 as compared $6.3 million during the same period in 2006 primarily due to due to staff cuts in the marketing and loan origination areas and positions not being filled in an effort to reduce salary costs, partially offset by a $188,000 increase in stock-based compensation expense.
     Office occupancy and equipment expenses increased by $44,000, or 2.8%, to $1.61 million during the nine months ended December 31, 2007 as compared $1.57 million during the same period in 2006 primarily due to increases in computer maintenance and security expenses, increases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, partially offset by decreases in utilities, and repairs and maintenance. Such increases were partly as a result of the opening of our new Medford branch and operations center.
     Data processing costs decreased by $59,000, or 8.2%, to $661,000 during the nine months ended December 31, 2007 as compared to $720,000 during the same period of 2006 as certain postage charges, previously included as data processing charges, were reclassified to the other expense category.
     Marketing expenses decreased by $372,000 to $8,000 during the nine months ended December 31, 2007 as compared to $380,000 during the same period of 2006 due to a decision to discontinue most advertising and marketing efforts during the period in an attempt to reduce expenses.
     Other non-interest expenses remained relatively flat and totaled approximately $1.4 million during the nine ended December 31, 2007 as compared to $1.3 million during the same period of 2006.

     Income Taxes. The effective tax rates for both the nine months ended December 31, 2007 and 2006 were 31.2% and 34.5%, respectively. The lower effective tax rate for the nine months ended December 31, 2007 reflects tax-advantaged preferred stock and bank-owned life insurance transactions during the quarter ended December 31, 2007.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At December 31, 2007, the Company had approximately $28.9 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At December 31, 2007, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $27.3 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     The Company’s and the Bank’s capital ratios at December 31, 2007 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.69%	7.23%
Tier 1 Capital (to risk-weighted assets)	11.80%	9.82%
Total Capital (to risk-weighted assets)	12.67%	10.70%
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
     For the year ended March 31, 2007 and for the nine months ended December 31, 2007, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2007.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
3.2	Amended and Restated Bylaws of Central Bancorp, Inc. (1)

10.1	Employment Agreement by and between Central Cooperative Bank and John D. Doherty (2)

10.2	Employment Agreement by and between Central Cooperative Bank and William P. Morrissey (2)

10.3	Executive Salary Continuation Agreement by and between Central Cooperative Bank and John D. Doherty, as amended (2)

10.4	Executive Salary Continuation Agreement by and between Central Cooperative Bank and William P. Morrissey, as amended (2)

10.5	Life Insurance Endorsement Method Split Dollar Plan Agreement (2)

10.6	Executive Health Insurance Plan Agreement by and between Central Cooperative Bank and John D. Doherty (2)

10.7	Executive Health Insurance Plan Agreement by and between Central Cooperative Bank and William P. Morrissey (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2007.

(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
February 14, 2008	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

February 14, 2008	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer