Form 10-K
period 2008-03-31
CENTRAL BANCORP INC /MA/
filed 2008-06-20
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25251
CENTRAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3447594

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 628-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share, and	The NASDAQ Stock Market, LLC
Related Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated , an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2007, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $21.0 million based on the closing sale price of the registrant’s Common Stock as listed on the NASDAQ Global MarketSM as of September 28, 2007
($23.00 per share).
At June 13, 2008, the registrant had 1,639,951 shares of its Common Stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
Item 1. Business
General
     The Company. Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, was organized by Central Co-operative Bank (the “Bank”) on September 30, 1998, to acquire all of the capital stock of the Bank as part of its reorganization into the holding company form of ownership, which was completed on January 8, 1999. Upon completion of the holding company reorganization, the Company’s common stock, par value $1.00 per share (the “Common Stock”), became registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company has no significant assets or liabilities other than loans to the Central Co-operative Bank Employee Stock Ownership Plan (“ESOP”) and subordinated debentures as well as common stock of the Bank and various other liquid assets in which it invests in the ordinary course of business. For that reason, substantially all of the discussion in this Annual Report on Form 10-K relates to the operations of the Bank and its subsidiaries.
     The Bank. Central Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank sells some of its residential mortgage loan production in the secondary mortgage market. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities and common and preferred equity securities. The Bank also offers investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.
     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through nine full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Medford, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, a stand-alone 24-hour automated teller machine (“ATM”) in Somerville, Massachusetts as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).
     All Massachusetts chartered co-operative banks are required to be members of the Share Insurance Fund. The Share Insurance Fund maintains a deposit insurance fund which insures all deposits in member banks which are not covered by federal insurance. In past years, a premium of 1/24 of 1% of insured deposits had been assessed annually on member banks such as the Bank for this deposit insurance. However, no premium has been assessed in recent years.

     The main offices of the Company and Bank are located at 399 Highland Avenue, Somerville, Massachusetts 02144 and their telephone number is (617) 628-4000. The Bank also maintains a website at www.centralbk.com. Information on the Bank’s website should not be considered a part of this Annual Report on Form 10-K.
     The operations of the Bank are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks (the “Commissioner”), the Federal Reserve Board and the FDIC.
Market Area
     All of the Bank’s offices are located in the northwestern suburbs of Boston, which are its principal market area for deposits. The majority of the properties securing the Bank’s loans are located in Middlesex County, Massachusetts. The Bank’s market area consists of established suburban areas and includes portions of the Route 128 high-technology corridor.
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
Future Expansion Plans
     In May 2004, the Board of Directors adopted a strategic plan to enhance long-term stockholder value through franchise growth. The plan has been updated each year to reflect changes in the local economy and the banking environment in general. The strategic plan calls for expansion and core deposit growth through marketing and de novo branching within the Bank’s market area of Middlesex County in order to enable the Bank to take greater advantage of the opportunities afforded by the favorable demographics of this market. The strategic plan also calls for the Bank to continue to focus primarily on its traditional businesses of residential and commercial real estate lending and to grow its mortgage banking capabilities. The Board and management believe that an increased asset size and greater access to deposits resulting from the proposed expansion will enable the Bank to better leverage operating efficiencies and technology without compromising its focus on personal service and relationships.
     While the Board and management anticipate that its expansion plans will enhance long-term stockholder value, new branches generally require a significant initial capital investment as well as increased marketing and operational expenses before they become profitable. As a result, management anticipates that, in the short-term, net income may be negatively affected if the Bank incurs significant capital expenditures and non-interest expenses in opening, operating and marketing new branches before these branches can produce sufficient net interest income to offset the increased expenses. Because of these increased expenses related to branch expansion, future locations will be added only after careful and complete evaluation of the expected profitability for that location. In accordance with this plan, on June 1, 2006, the Bank opened a new branch office in Medford, Massachusetts.
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2008, the Bank originated loans totaling $78.5 million. Of the total loans originated during fiscal 2008, $24.6 million, or 31.3%, were residential mortgage loans, $7.6 million, or 9.7%, were construction loans, $32.4 million, or 41.2%, were commercial mortgage loans, and $5.8 million, or 7.3% were commercial mortgage participation loans. During the years ended March 31, 2008 and 2007, the Bank sold $13.2 million and $7.5 million, respectively, of current year residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio increased by $14.4 million, or 3.1%, to $474.9 million at March 31, 2008 from $460.5 million at March 31, 2007. The increase occurred primarily as the result of management’s focus on increasing the residential and commercial mortgage portfolios.
     While the loan portfolio increased overall, the most significant growth was in the commercial real estate portfolio which grew by $9.0 million, or 3.8%, in fiscal 2008. This growth is consistent with management’s strategic efforts to grow its commercial mortgage portfolio due to the generally more favorable yields and repricing frequency of these assets, as compared to other interest-earning assets.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated:

	At March 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Mortgage loans:
Residential	$178,727	37.6%	$175,259	38.1%	$160,381	38.6%	$159,838	41.4%	$171,682	48.2%
Commercial	244,496	51.5	235,535	51.1	213,935	51.1	194,326	50.3	146,107	41.0
Construction	30,950	6.5	35,011	7.6	27,680	6.7	17,187	4.4	25,112	7.0
Home equity	6,559	1.4	6,901	1.5	7,505	1.8	9,194	2.4	9,397	2.6

Total mortgage loan	460,732	97.00	452,706	98.3	409,501	98.6	380,545	98.5	352,298	98.8

Other loans:
Commercial and industrial	13,173	2.8	6,605	1.4	4,457	1.1	4,786	1.2	3,198	0.9
Consumer	1,037	0.2	1,231	0.3	1,360	0.3	1,051	0.3	1,129	0.3

Total other loan	14,210	3.0	7,836	1.7	5,817	1.4	5,837	1.5	4,327	1.2

Total loans	474,942	100.0%	460,542	100.0%	415,318	100.0%	386,382	100.0%	356,625	100.0%

Less:
Allowance for loan losses	3,613		3,881		3,788		3,681		3,537

Loans, net	$471,329		$456,661		$411,530		$382,701		$353,088

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2008 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In Thousands)
Commercial and industrial loans	$12,225	$541	$407	$13,173
Construction loans	20,595	1,922	8,433	30,950

Total	$32,820	$2,463	$8,840	$44,123

     Residential Lending. The Bank’s residential mortgage loans at March 31, 2008 totaled $178.7 million, or 37.6%, of the total loan portfolio. Fixed-rate residential mortgages totaled $106.3 million, or 59.5%, of the residential loan portfolio and adjustable-rate loans totaled $72.4 million, or 40.5%, of the residential loan portfolio.
     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank is seeking to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2004 and fiscal 2005. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30-year fixed-rate mortgage loan. This activity slowed during fiscal 2006 and fiscal 2007 as long-term rates increased, presenting homeowners fewer refinance opportunities During fiscal 2008, refinance activity remained low as mortgage rates remained steady, but the increase in home values slowed, limiting the opportunity for borrowers to take cash out when they refinanced.
     The Bank’s adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively, but generally avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to three years, as its primary index. The margin at which adjustable-rate loans are generally set is 2.75 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.
     Residential loans may be granted as construction loans or permanent loans on residential properties. Construction loans on owner-occupied residential properties may convert to residential loans at fixed or adjustable rates upon completion of construction. Loans secured by one- to four-family residential properties are typically written in amounts up to 80% of the appraised value of the residential property. The Bank generally requires private mortgage insurance for loans in excess of 80% of appraised value. The maximum loan-to-value ratio on owner occupied residential properties is 95%. The maximum loan-to-value ratio on non-owner-occupied residential properties is 80%.
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five-year FHLB classic advance rate plus a margin of 1.75 to 2.50 percentage points. As of March 31, 2008, the Bank’s commercial mortgage portfolio totaled $244.5 million and constituted 51.5% of the total loan portfolio. The growth in the commercial mortgage loan portfolio in fiscal 2008, which totaled $9 million, or 3.8%, is attributable to the continued focus by the Bank in the commercial mortgage market. This strategy was initiated in 2002 with the Bank’s hiring of additional experienced commercial lenders and credit administration personnel. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past three years.
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
     The Bank’s construction loans totaled $30.9 million, or 6.5%, of the Bank’s loan portfolio at March 31, 2008. Construction loans are generally short-term in nature and have maturities ranging from six months to five years. The Bank grants loans to construct residential and commercial real estate, as well as land development for individual residential lots. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Currently, construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and after receipt of title updates.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. The Bank’s home equity loans outstanding totaled $6.6 million, or 1.4%, of the Bank’s loan portfolio at March 31, 2008.
     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer and other loans totaled $14.2 million, or 3%, of the total loan portfolio on March 31, 2008. The Bank’s commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses generally done on a secured basis. The increase in commercial and industrial loans this year was primarily attributable to loans that are secured by taxi medallions, which totaled $7.0 million at March 31, 2008, compared to none at March 31, 2007. The Bank engages in consumer lending primarily as an accommodation to existing customers.
     Risks of Commercial Real Estate, Construction and Commercial and Industrial Lending. Commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve a higher degree of risk of loss than long-term financing on improved occupied real estate because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see “Nonperforming Assets” below.
     Origination Fees and Other Fees. The Bank currently collects origination fees on some of the real estate and commercial loan products offered. Fees to cover the cost of appraisals, credit reports and other direct costs are also collected. Loan origination fees collected vary in proportion to the level of lending activity, as well as competitive and economic conditions.
     The Bank imposes late charges on all loan products it offers with the exception of equity lines of credit and loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.
     Loan Solicitation and Processing. Loan originations come from a number of sources and they are attributable to walk-in customers, existing customers, real estate brokers and builders as well as the purchase of residential and commercial loans from other financial institutions. During fiscal 2008, the Bank did not purchase any residential loans, participated in $5.8 million of commercial real estate loans, and purchased $7.8 million in commercial and industrial loans. The Bank also utilizes in-house originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank’s team of commercial loan officers. Consumer loans result from both walk-in and existing customers.
     Each loan originated by the Bank is underwritten by lending personnel of the Bank or, in the case of certain residential mortgage loans to be sold, qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank’s Security Committee have the authority to approve loans up to various limits. Applications are received in each of the offices of the Bank. Independent certified and licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank also requires independent 21E environmental reports. The Bank’s underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.
     Nonperforming Assets. The Bank notifies a borrower of a delinquency when any payment becomes 15 days past due. Repeated contacts are made if the loan remains delinquent for 30 days or more. The Bank will consider working out a payment schedule with a borrower to clear a delinquency, if necessary. If, however, a borrower is unwilling or unable to resolve such a default after 90 days, the Bank will generally proceed to foreclose and liquidate the property to satisfy the debt.
     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest.
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

     The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At March 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis, nonperforming loans	$9,606	$330	$1,220	$190	$—
Restructured loans	—	—	—	—	—
Real estate acquired by foreclosure	—	—	—	—	—

Total nonperforming assets	$9,606	$330	$1,220	$190	$—

Impaired loans, accruing	$136	$—	$—	$—	$—

Nonperforming loans to total loans	2.02%	0.07%	0.29%	0.05%	0.00%

Nonperforming assets to total assets	1.68%	0.06%	0.22%	0.04%	0.00%
     While the Company has seen increases in its nonperforming loans such increases are primarily related to five borrowers. The nonaccrual loans represent residential construction loans to one borrower to construct two homes, one loan secured by a multifamily property, two commercial real estate loans and one residential loan. While bankruptcy filings have extended the time to resolve some nonperforming assets, management continues to work with borrowers and bankruptcy trustees to resolve these situations as soon as possible. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. At March 31, 2008, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. For more information regarding non-performing loans, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Provision for Loan Losses.”
     Allowance for Loan Losses. The allowance for loan losses is maintained at a level which management considers adequate to provide for probable losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation for each of the periods reported includes identification of adverse situations which may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based on evaluations that we believe to be appropriate in accordance with FAS 114, and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Additionally, general risk allocations are determined by a formula whereby the loan portfolio is stratified by loan type and by risk rating category. Loss factors are then applied to each strata based on various considerations including historical loss experience, delinquency trends, current economic conditions, collateral type, loan-to-value ratios, industry standards and regulatory guidelines. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions/reductions to the allowance are charged/credited to earnings and realized losses, net of recoveries, are charged to the allowance. Management evaluates the level of the allowance for loan losses on a regular basis. During the second quarter of fiscal 2008, management’s evaluation resulted in the Company recording a negative provision of $300,000, based upon the aforementioned allowance for loan losses evaluation factors as well as revised guidance published by Federal regulatory authorities. During the fourth quarter of fiscal 2008, a provision of $230,000 was recorded based upon management’s impairment analysis of a nonperforming commercial real estate loan. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of March 31, 2008.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgment different from those of management. The following table presents activity in the allowance for loan losses during the years indicated:

	At or for the Years Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of year	$3,881	$3,788	$3,681	$3,537	$3,284

(Reduction of provision) provision	(70)	80	100	100	200

Charge-offs:
Residential mortgage	—	—	—	—	—
Commercial mortgage	(173)	—	—	—	—
Other loans	(76)	(48)	(39)	(3)	(29)

Total charge-offs	(249)	(48)	(39)	(3)	(29)

Recoveries:
Residential mortgage	—	—	—	—	19
Commercial mortgage	37	43	37	39	33
Other loans	14	18	9	8	30

Total recoveries	51	61	46	47	82

Net (charge-offs) recoveries	(198)	13	7	44	53

Balance at end of year	$3,613	$3,881	$3,788	$3,681	$3,537

Average loans outstanding during the year	$462,164	$433,935	$406,474	$365,130	$367,094
Ratio of net charge-offs to average loans	0.04%	n/a	n/a	n/a	n/a
Total loans outstanding at end of year	$474,942	$460,542	$415,318	$386,382	$356,625
Ratio of allowance for loan losses to loans at end of year	0.76%	0.84%	0.91%	0.95%	0.99%

n/a	means either not applicable or not meaningful

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated:

	At March 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Mortgage loans:
Residential	$520	37.60%	$456	38.10%	$443	38.60%	$422	41.40%	$446	48.20%
Commercial	1,616	51.50	2,642	51.10	2,653	51.50	2,740	50.30	2,434	41.00
Construction	1,246	6.50	587	7.60	523	6.70	334	4.40	494	7.00
Home equity	86	1.40	84	1.50	88	1.80	100	2.40	101	2.60

Total mortgage loans	3,468	97.00	3,769	98.30	3,707	98.60	3,596	98.50	3,475	98.80
Other loans	145	3.00	112	1.70	81	1.40	85	1.50	62	1.20

Total	$3,613	100.00%	$3,881	100.00%	$3,788	100.00%	$3,681	100.00%	$3,537	100.00%

Investment Activities
     The primary objective of the investment portfolio is to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. As a Massachusetts chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, common and preferred stocks. The Bank’s investment policy requires that corporate debt securities be rated as “investment grade” at the time of purchase. A security that is downgraded below investment grade will require additional analysis relative to perceived credit quality, market price, and overall impact on capital/earnings before a decision is made as to hold or sell. For all sub-investment grade corporate holdings, additional analysis of credit worthiness is required. The Bank’s investment in common and preferred stock is generally limited to large, well-known corporations whose shares are actively traded. The size of the Bank’s holdings in an individual company’s stock is also limited by policy. A portion of the Bank’s investment portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) as well as collateralized mortgage obligations (“CMOs”) issued primarily by FNMA and FHLMC.
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2008, all of the Bank’s marketable investments were classified as available for sale.
     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated:

	At March 31,
	2008	2007	2006
	(Dollars in Thousands)
U.S. Government and agency obligations	$3,547	$19,768	$25,407
Corporate bonds	8,312	13,697	28,297
Mortgage-backed securities	22,450	27,387	38,948
Trust preferred securities	1,012	—	—

Total debt securities	35,321	60,852	92,652
Preferred stock	11,422	—	—
Common stock	6,217	4,911	4,543

Total investment securities	$52,960	$65,763	$97,195

Percentage of total assets	9.27%	11.6%	17.8%

     The following table summarizes issuers, other than the U.S. government and its agencies, for which the Bank’s aggregate holding exceeded 10% of stockholders’ equity as of March 31, 2008:

Issuer	Amortized Cost	Market Value
Ford Motor Credit	$4,512	$4,438

     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2008:

	One Year or Less		One to Five Years		Five to Ten Years			More than Ten Years			Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average		Amortized	Average		Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Cost		Cost	Yield		Cost	Value	Yield
	(Dollars in Thousands)
U.S. government and agency obligations	$1,995	4.33%	$1,500	4.11%	$—		%	$—		%	$3,495	$3,547	4.23%
Corporate bonds	6,513	5.50	—		1,983	7.02					8,496	8,312	5.85
Mortgage-backed securities	21	2.91	100	6.74	10,223	4.19		11,891	4.95		22,235	22,450	4.61
Trust Preferred securities	—		—		—			1,004	7.77		1,004	1,012	7.77

Total	$8,529		$1,600		$12,206			$12,895			$35,230	$35,321

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
     Deposits. Consumer, business and municipal deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other financial institutions in its market area.
     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated:

	Years Ended March 31,
	2008			2007			2006
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in Thousands)
Demand deposit accounts	$37,863	10.38%	—%	$38,832	9.95%	—%	$37,990	10.7%	—%
NOW accounts	28,384	7.78	0.63	30,005	7.69	0.61	33,604	9.5	0.54
Passbook and other savings accounts	52,071	14.28	0.60	59,354	15.22	0.64	69,336	19.6	0.66
Money market deposit accounts	58,211	15.97	3.64	35,287	9.05	2.28	43,490	12.3	1.44
Term deposit certificates	188,101	51.59	4.34	226,630	58.09	4.33	169,303	47.9	3.34

Total deposits	$364,630	100.00%	2.96%	$390,108	100.00%	2.86%	$353,723	100.0%	1.96%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2008 (In Thousands)

Maturity Period:
Three months or less	$37,583
Three through six months	$31,592
Six through twelve months	4,090
Over twelve months	787

Total	$74,052

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans and all of the Bank’s stock in the FHLB of Boston. At March 31, 2008, the Bank had advances outstanding from the FHLB of Boston of $156.7 million and unused borrowing capacity, based on available collateral, of approximately $6.0 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated:

	At or for the
	Years Ended March 31,
	2008	2007	2006
	(Dollars in Thousands)
Amounts outstanding at end of period	$156,691	$125,000	$103,500
Weighted average rate at end of period	4.57%	5.11%	5.15%
Maximum amount of borrowings outstanding at any month end	$161,700	$140,371	$147,800
Approximate average amounts outstanding at any month end	$140,925	$112,070	$134,299
Approximate weighted average rate during the year	4.97%	5.40%	4.93%
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rates on the Trust I Debentures and trust preferred securities are variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2008, the interest rate was 5.24%. On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6.1 million of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to three month LIBOR plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.

     The Trust I Debentures and the Trust II Debentures are the sole assets of Trust I and Trust II, respectively, and are subordinate to all of the Company’s existing and future obligations for borrowed money.
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
     In April 1998 and July 2003, the Bank established Central Securities Corporation and Central Securities Corporation II, respectively, Massachusetts corporations, as wholly owned subsidiaries of the Bank for the purpose of engaging exclusively in buying, selling and holding, on their own behalf, securities that may be held directly by the Bank. These subsidiaries hold government agency obligations, corporate bonds, mortgage-backed securities, preferred stocks, and trust preferred securities, and qualify under Section 38B of Chapter 63 of the Massachusetts General Laws as Massachusetts securities corporations.
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
     Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions are believed to constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank—Prompt Corrective Regulatory Action.”
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
     The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Although the Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not believe that such compliance has had a material impact on the Company’s results of operations or financial condition.
     Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ending March 31, 2008 in this annual report on Form 10-K. We have documented and tested our internal controls over financial reporting during the fiscal year ended March 31, 2008, and we believe that such internal controls are adequate. On January 31, 2008, the SEC proposed an extension of compliance dates for non-accelerated filers and smaller reporting companies regarding external auditor attestation of internal controls over financials reporting requirements (Section 404 of the Sarbanes-Oxley Act of 2002). The Company is currently considered a smaller reporting company with the SEC and, under the proposed extension, would be required to comply with Section 404 requirements regarding external auditor attestation of internal controls over financial reporting for its fiscal year ending March 31, 2010.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Cooperative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2008 was $42,887.

     Capital Requirements. Under FDIC regulations, state-chartered banks that are not members of the Federal Reserve System are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly-rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage and non-mortgage servicing assets and purchased credit card relationships) minus identified losses, disallowed deferred tax assets, investments in financial subsidiaries and certain non-financial equity investments.
     In addition to the leverage ratio (the ratio of Tier 1 capital to total assets), state-chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, term subordinated debt, certain other capital instruments, and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighting system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of five broad risk weight categories from 0% to 200%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.
     At March 31, 2008, the Bank’s ratio of Tier 1 capital to average assets was 7.08%, its ratio of Tier 1 capital to risk-weighted assets was 9.63% and its ratio of total risk-based capital to risk-weighted assets was 10.50%.
     Dividend Limitations. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Commissioner is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years.
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
     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Bank Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2008, the Bank had common stocks, preferred stocks, and money market mutual funds, with a market value of $17.8 million, which were held under such grandfathering authority.
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation amended its risk-based assessment system in 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, includes more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of its FDIC assessment.
     The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank’s one-time credit totaled $363,513 of which $124,000 remains unused. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2008 averaged 1.14 basis points of assessable deposits.
     The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which was unchanged from 2007.
     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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
     Under the implementing regulations, the federal banking regulators generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories:

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

     Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and related interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to all such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are generally prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers are restricted as to type, amount and terms of credit. Massachusetts law also contains restrictions on lending to directors and officers which are, in some cases, stricter than federal law. In addition, federal law prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
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
     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $43.9 million less an exemption of $9.3 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $43.9 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $43.9 million. The Bank is in compliance with these requirements.
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
     The Bank is also subject to similar obligations under Massachusetts Law. The Massachusetts Community Reinvestment Act requires the Massachusetts Banking Commissioner to consider a bank’s Massachusetts Community Reinvestment Act rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of such application. The Bank’s latest Massachusetts Community Reinvestment Act rating received from the Massachusetts Division of Banks was “High Satisfactory.”
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank of Boston, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Boston. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Boston stock at March 31, 2008 of $8.5 million.
     The Federal Home Loan Banks are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. For the years ended 2008, 2007 and 2006, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $482,000, $403,000 and $360,000, respectively. Further, there can be no assurance that the impact of recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
Employees
     At March 31, 2008, the Company and the Bank employed 111 full-time and 31 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

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
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one- to four-family residential mortgage loans. At March 31, 2008, nonresidential real estate and construction loans totaled $275.4 million, which represented 58.0% of total loans. If we continue to increase the level of our nonresidential real estate and construction loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to four-family residential mortgage loans.
     Loans secured by commercial or nonresidential real estate properties are generally for larger amounts and involve a greater degree of risk than one to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate buildings generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including limiting the size of our nonresidential real estate loans, generally restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.
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
     During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2006, 2007, and 2008, our interest rate spread was 2.72%, 2.21%, and 2.06%, respectively. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a rate of 2.25% at March 31, 2008. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.
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
     For more information on how changes in interest rates could impact us, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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

     At March 31, 2008, our allowance for loan losses as a percentage of total loans was .76%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan centers located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2008, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2008:

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2008
			(In Thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$243

Branch Offices: 175 Broadway Arlington, MA (owned)	1982		134

85 Wilmington Road Burlington, MA (leased)	1978	(a)	76

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		117

137 Pleasant Street Malden, MA (leased)	1975	(b)	50

846 Main Street Melrose, MA (owned)	1994		194

275 Main Street Woburn, MA (owned)	1980		469

198 Lexington Street Woburn, MA (owned)	1974		208

Woburn High School Woburn, MA (leased)	2002	(c)	24

Stand-Alone ATM: 94 Highland Avenue Somerville, MA (leased)	2004	(d)	61

Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(e)	258

Operations Center/Branch Office 270 Mystic Avenue Medford, MA (leased)	2006	(f)	599

(a)	The lease for the Burlington branch expires 10/31/2012 with a five-year renewal option.

(b)	The lease for the Malden branch expires 8/31/2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand-alone ATM expires 11/30/10 with an option to extend for three three-year terms.

(e)	The lease for the Commercial Loan Center expires 5/1/2015 with two five-year renewal options.

(f)	In March, 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The initial rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
     At March 31, 2008, the net book value of the Bank’s premises and equipment was $ 4.0 million.
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
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
Market for Common Equity and Related Stockholder Matters
     The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2008, there were 1,639,951 shares of the Common Stock outstanding and approximately 222 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Common Stock during each quarter of fiscal 2008 and fiscal 2007 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2008 and fiscal 2007. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)
Fiscal 2008	High	Low	Fiscal 2008	Amount
6/30/07	$30.01	$25.05	5/18/07	$0.18
9/30/07	26.73	20.12	8/17/07	0.18
12/31/07	24.20	20.00	11/16/07	0.18
3/31/08	22.24	17.52	2/15/08	0.18

Fiscal 2007	High	Low	Fiscal 2007	Amount
6/30/06	$36.20	$28.25	5/19/06	$0.18
9/30/06	33.46	30.00	8/18/06	0.18
12/31/06	33.90	30.50	11/17/06	0.18
3/31/07	32.80	30.02	2/16/07	0.18

Item 6. Selected Financial Data
     The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K:

	At or for the Year Ended March 31,
	2008	2007	2006	2005	2004
	(Dollars and Shares in Thousands, Except Per Share Data)
Balance Sheet

Total assets	$571,245	$566,140	$547,275	$521,071	$490,897
Total loans	474,942	460,542	415,318	386,382	356,625
Investments available for sale	52,960	65,763	97,195	108,616	83,771
Deposits	361,089	388,573	393,413	333,215	295,920
Total borrowings	168,173	137,053	111,290	146,455	145,256
Total stockholders’ equity	38,816	37,702	39,189	38,239	43,454

Shares outstanding	1,640	1,640	1,591	1,589	1,665

Statements of Operations

Net interest and dividend income	$13,596	$14,449	$16,317	$15,731	$15,570
(Reduction of provision) provision for loans losses	(70)	80	100	100	200
Net gain (loss) from sale and write-downs of investment securities	645	581	419	453	(135)
Gain on sale of loans	158	99	208	252	295
Other noninterest income	1,429	1,314	1,370	950	966
Total noninterest expenses	13,859	14,856	14,183	13,518	12,401
Net income	1,447	1,020	2,643	2,463	2,936
Earnings per common share — diluted	1.07	0.70	1.83	1.65	1.88

Selected Ratios

Interest rate spread	2.06%	2.21%	2.72%	2.85%	2.96%
Net yield on interest-earning assets	2.51	2.68	3.11	3.20	3.36
Noninterest expenses to average assets	2.49	2.69	2.64	2.68	2.60
Book equity-to-assets	6.79	6.66	7.16	7.34	8.85
Return on average assets	0.26	0.18	0.49	0.49	0.62
Return on average assets stockholders’ equity	3.76	2.59	6.78	6.12	6.98
Dividend payout ratio	67.29	100.00	35.68	28.91	23.23
Book value per share	$23.67	$22.99	$24.64	$24.07	$26.10
Tangible book value per share	$22.31	$21.63	$23.24	$22.67	$24.72

Quarterly Results of Operations (In Thousands, Except Per Share Data)
     The following tables summarize the operating results on a quarterly basis for the years ended March 31, 2008 and 2007:

	2008
	First	Second	Third	Fourth
Interest and dividend income	$8,038	$7,933	$8,062	$8,050
Interest expense	4,698	4,680	4,605	4,504

Net interest and dividend income	3,340	3,253	3,457	3,546
(Reduction of provision) provision for loan losses	—	(300)	—	230
Noninterest income	525	534	786	387
Noninterest expenses	3,516	3,383	3,340	3,620

Income before income taxes	349	704	903	83
Income tax	124	239	247	(18)

Net income	$225	$465	$656	$101

Earnings per common share — basic	$0.16	$0.33	$0.48	$0.07

Earnings per common share — diluted	$0.16	$0.33	$0.48	$0.07

	2007
	First	Second	Third	Fourth
Interest and dividend income	$7,489	$8,246	$8,352	$8,200
Interest expense	3,911	4,365	4,732	4,830

Net interest and dividend income	3,578	3,881	3,620	3,370
Provision for loan losses	50	—	—	30
Noninterest income	490	442	475	587
Noninterest expenses	3,846	3,787	3,310	3,913

Income before income taxes	172	536	785	14
Income tax	59	185	271	(28)

Net income	$113	$351	$514	$42

Earnings per common share — basic	$0.08	$0.24	$0.36	$0.03

Earnings per common share — diluted	$0.08	$0.24	$0.35	$0.03

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The operations of the Company and its subsidiary, the Bank, are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks, the Federal Reserve Board and the FDIC.
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
     The following is a discussion and analysis of the Company’s results of operations for the last two fiscal years and its financial condition at the end of fiscal years 2008 and 2007. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Management believes the allowance for loan losses policy is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of inherent losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of “Allowance for Loan Losses” in “Item 1. Business” and Notes 3 and 4 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.
     Management periodically reviews the Bank’s deferred tax asset and current income tax position using historical, current, and future pretax earnings. Adjustments to the deferred tax asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset. There can be no assurance, however that the Company will generate any earnings or any specific level of continuing earnings. Refer to “Income Taxes,” Note 8 to the Consolidated Financial Statements for details concerning the Company’s tax position.
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
Results of Operations
     Overview. The Company’s net income for fiscal 2008 totaled $1.4 million, compared to $1.0 million for fiscal 2007. A major contributor to the earnings improvement in fiscal 2008 was a decrease of $997,000 in non-interest expenses, primarily due to decreases in salaries and benefits of $314,000 and marketing expenses of $423,000 that resulted from management’s efforts to reduce operating expenses. Salaries and benefits decreased due to staff cuts and positions not being filled and marketing expenses decreased due to a decision to discontinue most advertising and marketing activities. Additionally, noninterest income increased by $238,000 due to increases in gains on the sale of securities and loans, brokerage income, and other miscellaneous income. The foregoing fiscal 2008 developments included an $853,000 decrease in net interest and dividend income, reflecting strong competition for deposits and loans and the effect of non-accrual loans experienced during the March 31, 2008 fiscal year.
     Interest Rate Spread. The Company’s and the Bank’s operating results are significantly affected by its net interest spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The interest spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. Net interest spread and margin declined from 2.21% and 2.68% to 2.06% and 2.51%, respectively, from March 31, 2007 to March 31, 2008, due to an increase in the cost of funds, which increased by 9 basis points due to an increase in the cost of deposits, partially offset by lower costs of FHLB borrowings and other borrowings used to fund loan growth. The cost of deposits increased primarily due to an increase in the rates paid on money market accounts. The Company continued to utilize more cost-effective FHLB advances during the year, rather than promote and offer certificates of deposit at premium rates, to fund loan growth. Although the Federal Reserve cut short-term interest rates substantially during the year, deposit rates did not decline in step with those cuts until late in the fiscal year. The yield on interest-earning assets declined by 6 basis points due to a decrease in the average yield on loans, partially offset by an increase in the average yield on investments. The average yield on loans declined primarily due to foregone interest income of $522,000 related to non-accrual loans during fiscal 2008 as compared to $10,000 in foregone interest income during fiscal 2007. The average yield on investment securities increased from 4.85% during fiscal 2007 to 5.12% during fiscal 2008, primarily due to the purchase of higher-yielding tax-advantaged preferred stocks, which totaled $11.4 million at March 31, 2008 compared to none at March 31, 2007.

     The following table presents average balances, interest income and expense and yields earned or rates paid on interest-earning assets and interest-bearing liabilities for the years indicated:

	Years Ended March 31,
	2008			2007
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Mortgage loans	$450,047	$27,212	6.05%	$426,670	$26,589	6.23%
Other loans	12,117	879	7.25	7,265	581	8.00

Total loans	462,164	28,091	6.08	433,935	27,170	6.26

Short-term investments	9,324	423	4.54	6,721	329	4.90
Investment securities	69,670	3,569	5.12	98,621	4,788	4.85

Total investments	78,994	3,992	5.05	105,342	5,117	4.86

Total interest-earnings assets	541,158	32,083	5.93	539,277	32,287	5.99

Allowance for loan losses	(3,614)			(3,840)
Noninterest-earning assets	19,504			17,548

Total assets	$557,048			$552,985

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$326,767	10,733	3.28	$351,276	11,136	3.17
Other borrowings	11,857	838	7.07	8,479	653	7.70
Advances from FHLB of Boston	139,110	6,916	4.97	112,069	6,049	5.40

Total interest-bearing liabilities	477,734	18,487	3.87	471,824	17,838	3.78

Noninterest-bearing deposits	37,863			38,832
Other liabilities	2,968			2,991

Total liabilities	518,565			513,647
Stockholders’ equity	38,483			39,338

Total liabilities and stockholders’ equity	$557,048			$552,985

Net interest and dividend income		$13,596			$14,449

Interest rate spread			2.06%			2.21%

Net yield on interest-earning assets			2.51%			2.68%

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

	2008 vs. 2007			2007 vs. 2006
	Changes due to			Changes due to
	Increase (decrease) in:			Increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income:
Mortgage loans	$1,413	$(791)	$622	$1,630	$534	$2,164
Other loans	356	(58)	298	106	47	153

Total income from loans	1,769	(849)	920	1,736	581	2,317
Short-term investments	120	(25)	95	5	92	97
Investment securities	(1,472)	253	(1,219)	(654)	186	(468)

Total income from investments	(1,352)	228	(1,124)	(649)	278	(371)

Total interest and dividend income	417	(621)	(204)	1,087	859	1,946

Interest expense:
Deposits	(785)	382	(403)	843	3,400	4,243
Other borrowings — including short-term advances from FHLB	134	(5)	129	89	83	172
Long-term advance — FHLB of Boston	1,451	(528)	923	(1,214)	613	(601)

Total interest expense	800	(151)	649	(282)	4,097	3,815

Net interest and dividend income	$(383)	$(470)	$(853)	$1,369	$(3,237)	(1,868)

     Interest and Dividend Income. The Company experienced a decrease of $853,000 in net interest and dividend income for the year ended March 31, 2008 compared to fiscal 2007, reflecting strong competition for deposits and loans and the effect of non-accrual loans experienced during the March 31, 2008 fiscal year. The balance of average interest-earning assets increased by $1.9 million to $541.2 million. The Company’s asset mix continued to shift towards commercial real estate lending in line with its business plan, and as a result, the average balance of commercial real estate loans increased by $32.3 million during fiscal 2008 as the Company continued to emphasize this type of lending. Residential lending levels as a percentage of its loan portfolio continued to decline as most new originations were sold in the secondary market. During fiscal 2008, $13.2 million of such loans were sold, compared to sales of $7.5 million during fiscal 2007. The average balance of residential mortgage loans decreased by $2.3 million in fiscal 2008. The average balance of construction loans decreased by $6.5 million as construction lending has declined due to the overall slowdown in the economy. The average balance of investment securities declined as the proceeds from the sales and maturities of these assets were used to fund loan growth and to offset the impact of a decline in deposits.
     Although interest income on loans increased from fiscal 2007 to fiscal 2008 by $921,000 to $28.1 million, it has been adversely affected by strong local competition for the Bank’s products and services and the effect of the increase in loans placed on nonaccrual status. At March 31, 2008, nonaccrual loans totaled $9.6 million as compared to $330,000 at March 31, 2007. Nonaccrual loans have reduced loan interest income by $522,000 during fiscal 2008, compared to $10,000 during fiscal 2007.
     The yield on investment securities increased to 5.12% during fiscal 2008 compared to 4.85% during fiscal 2007 primarily due to the purchase of higher-yielding preferred securities during fiscal 2008.
     Interest Expense. Interest expense increased by $649,000 from $17.8 million in fiscal 2007 to $18.5 million in fiscal 2008 primarily due to an increase in interest expense on borrowings totaling $1.1 million, partially offset by a decrease in interest expense on deposits of $0.4 million. During fiscal 2008, management strategically decided to discontinue offering premium rates on certificates of deposit, and instead utilize more cost-effective

FHLB advances as a funding source. As a result, the average balance of certificates of deposit totaled $188.1 million during fiscal 2008, which represents a decrease of $38.5 million when compared to an average balance of $226.6 million during fiscal 2007. The average balance of FHLB borrowings totaled $139.1 million during fiscal 2008, which represents an increase of $28.5 million when compared to an average balance of $110.6 million during fiscal 2007. The overall cost of deposits increased by 11 basis points during fiscal 2008, primarily due to increases in the rates paid on money market deposit accounts, as management more aggressively promoted this product. The average balance and rate on money market deposit accounts were $58.2 million and 3.63%, respectively, during fiscal 2008, compared to $35.3 million and 2.28%, respectively, during fiscal 2007. The cost of FHLB borrowings declined from 5.42% during fiscal 2007 to 4.97% during fiscal 2008 as FHLB borrowing rates were overall lower during fiscal 2008 compared to fiscal 2007.
     Provision for Loan Losses. During the fiscal year ended March 31, 2008, the Company recorded a net reduction of $70,000 for loan losses compared to an $80,000 provision for loan losses for the year ended March 31, 2007. Since March 31, 2007, the Company has experienced an increase in the volume and percentage of loans classified as non-performing. At March 31, 2008, nonperforming loans totaled $9.6 million as compared to $330,000 on March 31, 2007. While the Company has seen increases in its nonperforming loans and net loans charged off, such increases are primarily related to five borrowers. There were three residential construction loans to one borrower to construct two homes which totaled $4.8 million, one multi-family loan with a balance of $3.5 million, two commercial real estate loans with balances totaling $1.1 million and one residential loan with a balance of $218,000. Management has evaluated the financial condition of the borrowers as well as the collateral securing the loans and believes there are adequate allowances and collateral securing these loans to cover losses that may result from these nonperforming loans. The Company provides for loan losses at a level that management believes is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, the Company considers its past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of nonperforming and other classified loans. Management evaluates the level of the loan loss reserve on a regular basis. During the second quarter of fiscal 2008, management’s loan loss reserve evaluation resulted in the Company recording a negative provision of $300,000, based upon the aforementioned loan loss reserve evaluation factors as well as revised guidance published by Federal regulatory authorities. During the fourth quarter of fiscal 2008, a provision of $230,000 was recorded based upon management’s impairment analysis of a nonperforming commercial real estate loan. To management’s knowledge, there are no loans, other than those identified as impaired, which cause management to reasonably believe that the borrowers will not be able to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of March 31, 2008.
     Noninterest Income. Noninterest income increased by $238,000, or 11.9%, to $2.2 million for the year ended March 31, 2008 as compared to $2.0 during the year ended March 31, 2007. Net gains on the sales or write-downs of investments totaled $645,000 during the fiscal 2008, up $64,000 from $581,000 in the prior fiscal year, as net gains on the sales of securities of $830,000 were partially offset by write-downs of $185,000 related to two impaired equity securities. Third-party investment fees increased by $59,000 and gains on the sale of loans increased by $59,000. Deposit service charges decreased by $33,000 to $991,000 as compared to $1.02 million during the year ended March 31, 2007. Other non interest income increased by $89,000, primarily due to the purchase of life insurance policies during November and December, 2007 which resulted in bank-owned life insurance income of $84,000 for the year ended March 31, 2008, as compared to $0 during the year ended March 31, 2007.
     Noninterest Expenses. Noninterest expenses decreased by $1 million or 6.7% to $13.9 million during the year ended March 31, 2008 compared to $14.9 million during fiscal 2007. During fiscal 2008, decreases in salaries and benefits of $401,000, marketing expenses of $423,000, data processing fees of $48,000, professional fees of $97,000, and other miscellaneous expenses of $80,000, were partially offset by an increase in occupancy and equipment expenses of $52,000 Overall, management continues to closely monitor expenses throughout the Company.
     Salaries and employee benefits decreased by $401,000, or 4.7%, to $8.2 million during the year ended March 31, 2008 as compared to $8.6 million during fiscal 2007 primarily due to a $534,000 reduction in salaries due to staff reductions in the marketing and loan origination areas and positions not being filled in an effort to reduce costs, partially offset by a $188,000 increase in stock-based compensation expense.

     Office occupancy and equipment expenses increased by $52,000, or 2.4%, to $2.21 million during the year ended March 31, 2008 as compared to $2.16 million during the prior year primarily due to increases in computer maintenance and depreciation of furniture, fixtures and equipment, primarily as a result of the Bank’s new branch and operations center, partially offset by lower repair and maintenance costs.
     Professional fees decreased by $97,000, or 11.2%, to $772,000 during the year ended March 31, 2008 as compared to $869,000 during fiscal 2007, primarily due to Sarbanes-Oxley start-up expenditures incurred during fiscal 2007, a portion of which were performed in-house during fiscal 2008.
     Marketing expenses declined by $423,000 to $26,000 during the year ended March 31, 2008 due to a decision to discontinue most advertising and marketing efforts during the period in an attempt to reduce expenses.
     Other noninterest expenses decreased by $80,000, or 4.3%, to $1.8 million during the year ended March 31, 2008 as compared to fiscal 2007 primarily due to decreases in director’s fees of $43,000, severance expense of $87,000, and telephone expenses of $34,000, partially offset by an increase in CRA donations of $40,000.
     Income Taxes. The effective tax rates for the fiscal years ended March 31, 2008 and 2007 were 29.0% and 32.3%, respectively. The effective tax rate declined due to tax-advantaged preferred securities and bank-owned life insurance transactions during the third and fourth quarters of fiscal 2008.
Financial Condition
     Total assets at March 31, 2008 amounted to $571.2 million, an increase of $5.1 million, or 0.9%, from $566.1 million at March 31, 2007. The growth in assets during fiscal 2008 was primarily the result of growth in the loan portfolio, and the other assets category due to the purchase of bank-owned life insurance, partially offset by a decline in investment securities.
     Total loans increased by $14.4 million, or 3.1%, to $474.9 million at March 31, 2008 compared to $460.5 million at March 31, 2007. The increase was due to increases in commercial real estate loans of $9.0 million, commercial loans of $6.6 million, and residential loans of $3.5 million, offset by decreases in construction loans of $4.1 million and home equity loans of $0.3 million. These increases continue to reflect management’s decision to increase commercial real estate loans (which carry an interest rate that generally adjusts every five years based on the FHLB classic advance rate) as a percentage of the total loan portfolio. As of March 31, 2008, commercial mortgages represented 51.5% of the loan portfolio.
     Total deposits decreased by $27.5 million, or 7.1%, to $361.1 million at March 31, 2008, as compared to $388.6 at March 31, 2007. The decrease reflected the combined effect of a $12.1 million, or 7.1%, increase in core deposits (consisting of all non-certificate accounts) and a $39.6 million, or 18.2%, decrease in certificates of deposit. Overall, deposits declined primarily because of continuing strong competition for deposits in our local market area. The increase in core deposits was primarily related to increases in money market deposit account balances as the Bank more aggressively priced this type of deposit. The decrease in term deposits was the result of the Bank’s strategy to discontinue offering premium rates on certificates of deposit, resulting in a saving in interest and marketing expense, and to instead utilize more cost-effective Federal Home Loan Bank advances as a funding source.
     Advances from the FHLB of Boston increased to $156.7 million at March 31, 2008 from $125.0 million at March 31, 2007. This is consistent with the Company’s decision noted above to shift funding from higher cost certificates of deposit to FHLB advances.
     During the quarter ended December 31, 2007, the Bank purchased a life insurance policy on one executive which totaled $6.0 million. The cash surrender value of this policy is carried as an other asset titled “Bank-Owned Life Insurance” and totaled $6.1 million at March 31, 2008 as compared to $0 as of March 31, 2007.

     Stockholders’ equity increased $1.1 million, or 3.0%, to $38.8 million at March 31, 2008 from $37.7 million at March 31, 2007. Increases due to net income of $1.45 million, stock-based compensation of $322,000, and the net amortization of unearned compensation regarding the ESOP of $577,000, were reduced by other comprehensive income of $216,000, and dividends paid to stockholders of $1.02 million.
Liquidity
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of liquidity are dividends from its bank subsidiary. In addition, the Company has access to the capital markets to raise additional equity. The Bank’s principal sources of liquidity are customer deposits, short-term investments, repayments of loans, FHLB of Boston advances and maturities of various other investments. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases.
     Deposits have been a relatively stable source of funds for the Bank despite significant competition, although deposits declined slightly in fiscal years 2007 and 2008. During fiscal year 2008, the Bank decreased deposits by $27.5 million, or 7.1%. Differences in deposit levels are primarily the result of management’s decision to focus at various times on the use of deposits to fund growth while at other times to instead utilize FHLB advances. These decisions are based on the relative interest rates of the various sources of funds at any particular time. Core deposits, consisting of noninterest-bearing demand deposits, saving accounts, NOW accounts and money market accounts, represented approximately 60% of the Bank’s total deposits in fiscal 2005, but declined to under 44% at March 31, 2006, to 44% at March 31, 2007 and to 50.6% at March 31, 2008, as depositors funds moved from money market and other core accounts to certificate accounts, to a great extent as a result of certificate of deposit promotions. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts, as well regular savings and NOW accounts into higher rate certificates. While the percentage of core deposits to total deposits has declined, balances in noninterest-earning demand deposits have decreased from $40.0 million at March 31, 2007 to $38.2 million at March 31, 2008.
     The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow from the FHLB of Boston for any sound business purpose for which the Bank has legal authority, subject to such regulations and limitations as may be prescribed. At March 31, 2008 and 2007, the Bank had outstanding FHLB of Boston advances of $156.7 and $125.0 million, respectively. The FHLB of Boston advances are secured primarily by a blanket lien on residential first mortgage loans, U.S. Government and agency securities and all stock in the FHLB of Boston. At March 31, 2008, the Bank had approximately $6 million in unused borrowing capacity at the FHLB of Boston.
     The Bank also may obtain funds from the Federal Reserve Bank of Boston, the Co-operative Central Bank Reserve Fund and through a retail CD brokerage agreement with a major brokerage firm. The Bank views these borrowing facilities as secondary sources of liquidity and has had no immediate need to use them.
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
     For the year ended March 31, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $31.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
     Commitments to sell loans held for sale are agreements to sell loans on a best efforts delivery basis to a third party at an agreed upon price. Additionally, these loans are sold servicing released and without recourse.
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
Impact of Inflation and Changing Prices
     The consolidated financial statements and related data presented in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike many industrial companies, substantially all of the assts and liabilities of the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to federal banking regulations. The first standard establishes a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the standards, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2008, the minimum total risk-based capital ratio required was 4.00%. The Company’s and the Bank’s risk-based total capital ratios at March 31, 2008 were 11.44% and 10.50%, respectively.
     To complement the risk-based standards, the FDIC adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3.00% for the most highly rated banks and 4.00% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 8.49% and 7.08%, respectively, at March 31, 2008.
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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from the use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 100 basis points downward for fiscal 2008, and 200 basis points upward and 200 basis points downward for fiscal year 2007. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%. Management’s decision to utilize different rate shift scenarios at March 31, 2008 as compared to those used at March 31, 2007, is based on the overall lower interest rate environment that existed at March 31, 2008 when compared to March 31, 2007.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2008		2007
	Amount	% Change	Amount	% Change
	(Dollars in Thousands)
300 basis point increase in rates	$(2,517)	(14.63)%	$—	—%
200 basis point increase in rates	—	—	$(1,956)	(13.39)
100 basis point decrease in rates	170	0.99	—	—
200 basis point decrease in rates	—	—	320	2.19
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances.

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31,
	2008	2007
ASSETS
Cash and due from banks	$5,837	$6,147
Short-term investments	11,888	14,470

Cash and cash equivalents	17,725	20,617

Investment securities available for sale (Note 2)	52,960	65,763
Stock in Federal Home Loan Bank of Boston (Notes 2 and 7)	8,518	7,366
The Co-operative Central Bank Reserve Fund (Note 2)	1,576	1,576

Total investments	63,054	74,705

Loans held for sale (Note 1)	195	575

Loans (Note 3)	474,942	460,542
Less allowance for loan losses (Note 4)	3,613	3,881

Net loans	471,329	456,661

Accrued interest receivable	1,981	2,415
Banking premises and equipment, net (Note 5)	3,969	4,756
Deferred tax asset, net (Note 8)	2,557	2,212
Goodwill, net (Note 1)	2,232	2,232
Bank-owned life insurance (Note 1)	6,084	—
Other assets	2,119	1,967

Total assets	$571,245	$566,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 6)	$361,089	$388,573
Short-term borrowings	141	712
Federal Home Loan Bank advances (Notes 2 and 7)	156,691	125,000
Subordinated debenture (Note 1)	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,308	1,229
Accrued expenses and other liabilities	1,859	1,583

Total liabilities	532,429	528,438

Commitments and Contingencies (Notes 8, 9 and 12)
Stockholders’ equity (Note 10)
Preferred stock $1.00 par value; 5,000,000 shares authorized; none issued at March 31, 2008 or 2007	—	—
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued at March 31, 2008 and March 31, 2007	1,640	1,640
Additional paid-in capital	3,690	3,479
Retained earnings	40,825	40,394
Accumulated other comprehensive loss	(236)	(20)
Unearned compensation — ESOP (Note 11)	(7,103)	(7,791)

Total stockholders’ equity	38,816	37,702

Total liabilities and stockholders’ equity	$571,245	$566,140

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)

	Years Ended March 31,
	2008	2007
Interest and dividend income:
Mortgage loans	$27,212	$26,589
Other loans	879	581
Short-term investments	423	329
Investments	3,569	4,788

Total interest and dividend income	32,083	32,287

Interest expense:
Deposits	10,733	11,136
Advances from Federal Home Loan Bank of Boston	6,916	6,049
Other borrowings	838	653

Total interest expense	18,487	17,838

Net interest and dividend income	13,596	14,449
(Reduction of provision) provision for loan losses (Note 4)	(70)	80

Net interest and dividend income after provision for loan losses	13,666	14,369

Noninterest income:
Deposit service charges	991	1,024
Net gains from sales and write-downs of investment securities (Note 2)	645	581
Net gain on sales of loans	158	99
Bank-owned life insurance income	84	—
Brokerage income	157	98
Other income	197	192

Total noninterest income	2,232	1,994

Noninterest expenses:
Salaries and employee benefits (Note 11)	8,197	8,598
Occupancy and equipment (Note 5)	2,208	2,156
Data processing fees	885	933
Professional fees (Note 12)	772	869
Advertising and marketing	26	449
Other expenses (Note 1)	1,771	1,851

Total noninterest expenses	13,859	14,856

Income before income taxes	2,039	1,507
Provision for income taxes (Note 1)	592	487

Net income	$1,447	$1,020

Earnings per common share (Note 1)
Basic	$1.07	$0.72

Diluted	$1.07	$0.70

Weighted average common shares outstanding — basic	1,350	1,419

Weighted average common and equivalent shares outstanding — diluted	1,355	1,452
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In Thousands)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholder’s
	Stock	Capital	Income	Income (Loss)	ESOP	Equity
Balances at March 31, 2006	$1,591	$3,380	$40,421	$(1,281)	$(4,922)	$39,189

Net income	—		1,020	—	—	1,020
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment	—		—	1,078	—	1,078

Comprehensive income						2,098

Adjustment to initially apply SFAS 158, net of tax	—		—	183	—	183
Purchase of 103,500 shares by ESOP (Note 11)	—		—	—	(3,415)	(3,415)
Proceeds from exercise of stock options (770 shares)	—	13	—	—	—	13
Tax benefit of stock option exercises	—	4	—	—	—
Stock-based compensation	—	134	—	—	—	134
Grant of restricted stock	49	(49)
Dividends paid ($0.72 per share)	—		(1,047)	—	—	(1,047)
Amortization of unearned compensation — ESOP	—	(3)	—	—	546	543

Balances at March 31, 2007	1,640	3,479	40,394	(20)	(7,791)	37,702

Net income	—		1,447	—	—	1,447
Other comprehensive income, net of tax:
Unrealized gain on securities, net of reclassification adjustment (Note 2)	—		—	(199)	—	(199)
Unrealized loss on post-retirement benefits				(17)		(17)

Comprehensive Income						1,231

Stock-based compensation (Note 1)	—	322	—	—	—	322
Dividends paid ($0.72 per share)	—		(1,016)	—	—	(1,016)
Amortization of unearned compensation — ESOP	—	(111)	—	—	688	577

Balances at March 31, 2008	$1,640	$3,690	$40,825	$(236)	$(7,103)	$38,816

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)
(In Thousands)
     The Company’s other comprehensive (loss) income and related tax effect for the years ended March 31, 2008 and 2007 are as follows:

	Before Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount
Unrealized loss on post-retirement benefits	$(22)	$(5)	$(17)
Unrealized gains on securities:
Unrealized net holding loss during period	(1,027)	(377)	(650)
Less reclassification adjustment for net gains included in net income	645	194	451

Other comprehensive loss	$(404)	$(188)	$(216)

	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$2,275	$816	$1,459
Less reclassification adjustment for net gains included in net income	(518)	(200)	(381)

Other comprehensive gain	$1,694	$616	$1,078

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,447	$1,020
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	955	835
Loss on retirement of Banking premises and equipment	—	16
Amortization of premiums and discounts	53	226
Provision for loan losses	(70)	80
Stock-based compensation	899	677
(Increase) decrease in deferred tax assets, net	(179)	(482)
Net gains from sales and write-downs of investment securities	(645)	(581)
Bank-owned life insurance income	(84)	—
Gain on sales of loans held for sale	(158)	(99)
Originations of loans held for sale	(13,225)	(7,475)
Proceeds from the sale of loans originated for sale	13,763	7,044
Decrease in accrued interest receivable	434	263
Increase in other assets, net	(152)	(355)
Increase (decrease) in advance payments by borrowers for taxes and insurance	79	(48)
Increase (decrease) in accrued expenses and other liabilities, net	276	(339)

Net cash provided by operating activities	3,393	782

Cash flows from investing activities:
Net increase in loans	(14,598)	(45,211)
Principal payments on mortgage-backed securities	5,568	8,068
Purchases of investment securities	(21,365)	(12,892)
Proceeds from sales of investment securities	19,811	17,405
Maturities and redemptions of investment securities	8,999	20,900
Purchases of restricted equity — FHLB	(1,152)	(1,433)
Proceeds from sales of restricted equity — FHLB	—	2,367
Decrease in certificate of deposit	—	627
Purchase of bank owned life insurance	(6,000)	—
Purchase of banking premises and equipment	(168)	(1,737)

Net cash used in investing activities	(8,905)	(11,906)

Cash flows from financing activities:
Net decrease in deposits	(27,484)	(4,840)
Proceeds from FHLB of Boston advances	136,700	148,983
Repayments of FHLB of Boston advances	(105,009)	(127,483)
Repayments of ESOP loan	—	(2,532)
Net increase (decrease) in short-term borrowings	(571)	712
Issuance of subordinated debenture	—	6,083
Proceeds from exercise of stock options	—	13
Tax benefit from exercise of stock options	—	4
Payments of dividends, net	(1,016)	(1,047)
Purchase of common stock by ESOP	—	(3,415)

Net cash provided by financing activities	2,620	16,478

Net (decrease) increase in cash and cash equivalents	(2,892)	5,354
Cash and cash equivalents at beginning of year	20,617	15,263

Cash and cash equivalents at end of year	$17,725	$20,617

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,367	$17,820
Income taxes	$680	$1,353
See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2008
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
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I and Central Bancorp Statutory Trust II, (the “Trusts”) which have issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities-an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trusts are not included in the Company’s consolidated financial statements. (See
Note 1 — Subordinated Debentures)
     The following is a summary of the more significant accounting policies adopted by the Bank:
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such required reserves are calculated based upon deposit levels and amounted to approximately $2.8 million at March 31, 2008.
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
     Loans classified as held for sale are stated at the lower of aggregate cost or market value. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Market value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. Loans held for sale are sold on a servicing released basis.
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2008 and 2007, net deferred loan fees of $1,000 and $97,000, respectively, were recorded with the related loan balances for financial presentation purposes.
     Interest income on loans is recognized on an accrual basis using the simple interest method. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Bank records interest income on nonaccrual and impaired loans on the cash basis of accounting.
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan’s principal is remote. Management considers nonaccrual loans, except for smaller balance, homogeneous residential mortgage loans, to be impaired.

     Subordinated Debentures
     On September 16, 2004, Central Bancorp, Inc. (the “Company”) completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5,258,000 of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2008 the interest rate was 5.24%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
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
     Allowance for Loan Losses
     The allowance for loan losses is maintained at a level determined to be adequate by management to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged-off, and reduced by charge-offs on loans or reductions in the provision credited to operating expense.
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is evaluated on a quarterly basis. Primary considerations in this evaluation are prior loan loss experience, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends and other asset quality factors. The Bank evaluates specific loan status reports on certain commercial and commercial real estate loans that are on the watch list. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. The remaining commercial and commercial real estate loans are provided for as part of pools of similar loans based on a combination of historical loss experience and qualitative adjustments including collateral type and loan-to-value ratios. Smaller balance, homogeneous loans, including residential real estate loans and consumer loans, are evaluated as a group by applying estimated charge off and recovery percentages, based on historical experience and certain qualitative factors, to the current outstanding balance in each category. Based on these analyses, the resulting allowance is deemed adequate to absorb all probable credit losses in the portfolio.
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
     Goodwill
     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. Annual Impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required.
     Pension Benefits
     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.
     The Bank also maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The Bank recognizes the over funded or under funded status of the plan as an asset or liability in its statement of financial condition and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.
     Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”), using the statement’s modified prospective application method. Prior to April 1, 2006, the Company followed SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123”, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods as required prior to April 1, 2006.
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense prior to the adoption of SFAS No. 123R. The Company has previously adopted two qualified Stock Options Plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of March 31, 2008, a total of 1,702 shares had been forfeited and were available for reissue. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”) at the annual meeting of stockholders. Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2008, 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining the fair value of awards granted in 2007, which it believes is a reasonable forfeiture estimate for the period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statements of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company had no unvested stock options outstanding at March 31, 2006; awarded stock grants for 49,000 restricted shares, and options to purchase 10,000 shares in the year ended March 31, 2007, and granted no stock options in fiscal 2008. The restricted shares granted in fiscal 2007 vest over a five-year life. Stock compensation expense recorded for the year ended March 31, 2008 totaled $322,000. The fair value of the restricted stock granted in 2007 was $31.20 per share.

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options at March 31, 2008 and 2007 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance March 31, 2006	59,891	$24.356
Exercised	(770)	18.489
Granted	10,000	31.200

Balance at March 31, 2007	69,121	25.411

Exercised	—	—
Forfeited	(903)	28.990
Granted	—	—

Balance at March 31, 2008	68,218	$25.364

     As of March 31, 2008, the unrecognized compensation costs related to options and restricted stock vesting will be primarily recognized over a period of approximately four years:

Fiscal year ending	2009	2010	2011	2012	Total
Compensation Expense	$322,000	$322,000	$322,000	$188,000	$1,154,000
     Upon adoption of SFAS 123R, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions. The assumptions used in this valuation are for the 2007 grants are: (1) the expected term of the stock award, 6.5 years, (2) the expected future stock volatility over the expected term, 26.22%, (3) the dividend yield, 2.22%, and (4) risk-free interest rate, 4.6%. The expected term represents the expected period of time the Company believes the options will be outstanding based on historical information. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock and the risk-free interest rate is based on the U.S. Zero-Bond rate. The Company’s estimated forfeiture rate is zero. The fair value of stock options granted during 2007 was $8.12 per share.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2008 are as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	$16.625	12,077	(2)	2.7	$16.625	$30,494
	20.250	13,745	(2)	1.6	20.250
	28.990	32,396	(2)	6.9	28.990
	31.200	10,000	(3)	8.4	31.200

Average/Total		68,218		5.4	$25.364	$30,494

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $19.15 as of March 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 20% vested at March 31, 2008.
     A summary of restricted stock activity under all Company plans for the year ended March 31, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance at March 31, 2007	49,000	$31.20
Granted	—	—
Vested	(9,800)	31.20
Forfeited	—	—

Non-vested at March 31, 2008	39,200	$31.20

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
     Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated ESOP shares are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2008 and 2007, there were approximately 219,000 and 249,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of basic and diluted earnings per share:

	2008	2007
	(Amounts in thousands, except
	per share amounts)
Net income available to common stockholders	$1,447	$1,020

Weighted average number of common shares outstanding	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(290)	(221)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,350	1,419

Incremental shares from the assumed exercise of dilutive common stock shares	5	33

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,355	1,452

Earnings per share:
Basic	$1.07	$0.72
Diluted	$1.07	$0.70
     At March 31, 2008 and 2007, 42,396 and 10,000 shares of underlying options, respectively, were antidilutive and were excluded from the above calculation.
     Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6,000,000. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance.” Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The cash value is included in other assets. The Bank reviewed the financial strength of the insurance carrier prior to the purchase of the policies, and such reviews will be performed annually thereafter. Bank-owned life insurance totaled $6,084,000 at March 31, 2008.

     Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The first step prescribes a recognition threshold of more-likely-than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 31, 2006. Accordingly, the Company adopted FIN 48 on April 1, 2007, and there was no material effect on the financial statements. As a result, there was no cumulative effect relating to adopting FIN 48.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The company is currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.
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
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (“FAS141R”), “Business Combinations”, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will only affect business combinations that we may enter into subsequent to March 31, 2008.
     In December 2007, the FASB issued SFAS No. 160 (“FAS 160”), “Non Controlling Interest in Consolidated Financial Statements — An Amendment of ARB NO. 151”. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133”. FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the adoption of FAS 161 will have a material impact on its financial position and results of operations.

Note 2. Investments (Dollars in Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
U.S. Government and agency obligations	$3,495	$52	$—	$3,547
Corporate bonds	8,496	8	(192)	8,312
Mortgage-backed securities	22,235	257	(42)	22,450
Trust preferred securities	1,004	8	—	1,012

Total debt securities	35,230	325	(234)	35,321
Preferred stock	12,173	—	(751)	11,422
Common stock	6,209	384	(376)	6,217

Total	$53,612	$709	$(1,361)	$52,960

	March 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
U.S. Government and agency obligations	$19,984	$—	$(216)	$19,768
Corporate bonds	13,565	250	(118)	13,697
Mortgage-backed securities	27,829	61	(503)	27,387

Total debt securities	61,378	311	(837)	60,852
Common stock	4,655	293	(37)	4,911

Total	$66,033	$604	$(874)	$65,763

     As of March 31, 2008, securities held in the investment portfolio with gross unrealized losses were evaluated by management and management concluded that other-than-temporary impairment existed for two common stocks. Management considers the credit worthiness of the issuer in evaluating impairment. The book values of the two other than temporarily impaired common stocks were written-down to their market values, resulting in a $185,000 charge to earnings. The remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. These temporarily impaired securities as of March 31, 2008 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position:

	Less Than		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(Dollars in Thousands)
Corporate bonds	$1,955	$(28)	$4,348	$(164)
Mortgage-backed securities	—	—	3,358	(42)
Preferred stock	11,422	(751)	—	—
Common stock	3,061	(376)	—	—

Total temporarily impaired securities	$16,438	$(1,155)	$7,706	$(206)

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2008 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$8,529	$8,397	5.22%
Due after one year but within five years	1,600	1,632	4.27
Due after five years but within ten years	12,206	12,270	4.65
Due after ten years	12,895	13,022	5.17

Total	$35,230	$35,321

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2008 and 2007 (all classified as available for sale) were as follows:

	2008	2007
	(Dollars in Thousands)
Proceeds from sales	$19,811	$17,405

Gross gains	$886	$674
Gross losses	(56)	(93)
Other than temporary impairment	(185)	—

Net realized gains	$645	$581

     During the year ended March 31, 2008, the Bank recognized write-downs of $185,000 related to two equity securities, compared to none during the year ended March 31, 2007. The write-downs are included in the preceding table.
     Mortgage-backed securities with an amortized cost and fair value of $1.3 million at March 31, 2008, were pledged to provide collateral for certain customers. In addition, investment securities carried at $24.2 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston.
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

Note 3. Loans (In Thousands)
     Loans as of March 31, 2008 and 2007 are summarized below:

	2008	2007
Real estate loans:
Residential real estate (1-4 family)	$178,727	$175,259
Commercial real estate	244,496	235,535
Construction	30,950	35,011
Home equity lines of credit	6,559	6,901

Total real estate loans	460,732	452,706
Commercial loans	13,173	6,605
Consumer loans	1,037	1,231

Total loans	474,942	460,542
Less: allowance for losses	(3,613)	(3,881)

Total loans, net	$471,329	$456,661

     The Bank had 7 loans to 5 borrowers on nonaccrual status totaling $9.6 million as of March 31, 2008 and one loan on nonaccrual status totaling $330,000 as of March 31, 2007. During the years ended March 31, 2008 and 2007, there were no impaired loans other than nonaccrual loans.
     Loans serviced by the Bank for others amounted to $10.9 million and $12.1 million at March 31, 2008 and 2007, respectively.
     The Bank’s lending activities are conducted principally in communities of the suburban Boston area. The Bank grants mortgage loans on residential property and commercial real estate, as well as construction loans, commercial, second mortgages, home equity and other loans. Most loans granted by the Bank are secured by real estate collateral. The ability and willingness of residential mortgage borrowers to honor their repayment commitments are generally impacted by the level of overall economic activity within the borrowers’ geographic areas and real estate values. The ability and willingness of commercial real estate and construction loan borrowers to honor their repayment commitments are generally impacted by the health of the real estate market in the borrowers’ geographic area and the general economy.
     During fiscal 2008, the Bank did not purchase any residential loans, participated in $5.8 million of commercial real estate loans, and purchased $7.3 million of commercial and industrial loans.
     The following is a summary of information pertaining to impaired loans for the dates and periods specified (Dollars in Thousands):

	At March 31,
	2008	2007
Impaired loans with a valuation allowance	$4,766	$—
Impaired loans without a valuation allowance	4,562	330

Total impaired loans	$9,328	$330

Specific valuation allowance related to impaired loans	$601	$—

	Years ended March 31,
	2008	2007
Average recorded investment in impaired loans	$5,910	$1,221
Cash receipts applied to reduce principal balance	355	332
Interest income recognized for cash payments	99	11
     Impaired loans at March 31, 2008 and March 31, 2007 were on nonaccrual status. Impaired loans at March 31, 2008 totaled $9.3 million and were comprised of three loans to one borrower to construct two homes, one loan secured by a multifamily property, and two commercial real estate loans. The specific valuation allowance of $601 relates to the loan to construct two homes. Impaired loans at March 31, 2007 totaled $330,000 and were comprised of two commercial real estate loans.

     If the interest on nonaccrual loans had been recognized in accordance with original interest rates, interest income would have increased by $522,000 for fiscal 2008, and by $10,000 for fiscal 2007.
     At March 31, 2008, there was one impaired loan totaling $136,000 that was past due 90 days or more in interest or principal which was still accruing interest. There were no such loans at March 31, 2007. There were no loans classified as troubled debt restructurings for the years ended March 31, 2008, and March 31, 2007.
     The following summarizes the activity with respect to loans made to directors and officers and their related interests for the years ended March 31, 2008 and 2007:

	2008	2007
Balance at beginning of year	$654	$702
New loans	11	—
Repayment of principal	(284)	(48)

Balance at end of year	$381	$654

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.
Note 4. Allowance for Loan Losses (In Thousands)
     A summary of changes in the allowance for loan losses follows:

	Years Ended March 31,
	2008	2007
Balance at beginning of year	$3,881	$3,788
(Reduction of provision) provision charged to expense	(70)	80
Amounts charged-off	(249)	(48)
Recoveries on accounts previously charged-off	51	61

Balance at end of year	$3,613	$3,881

Note 5. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31, 2008 and 2007 follows:

			Estimated
	2008	2007	Useful Lives
Land	$589	$589
Buildings and improvements	2,213	2,162	50 years
Furniture and fixtures	3,187	3,093	3-5 years
Leasehold improvements	1,561	1,538	5-10 years

	7,550	7,382
Less accumulated depreciation and amortization	(3,581)	(2,626)

Total	$3,969	$4,756

     Depreciation and amortization for the years ended March 31, 2008 and 2007 amounted to $955,000 and $835,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 6. Deposits (Dollars in Thousands)
     Deposits at March 31, 2008 and 2007 are summarized as follows:

	2008	2007
Demand deposit accounts	$38,250	$40,026
NOW accounts	27,065	28,591
Passbook and other savings accounts	50,252	56,495
Money market deposit accounts	67,243	45,586

Total non-certificate accounts	182,810	170,698

Term deposit certificates
Certificates of $100 and above	74,052	82,159
Certificates less than $100	104,227	135,716

Total term deposit certificates	178,279	217,875

	$361,089	$388,573

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2008 are as follows:

	Amount	Rate
Within 1 year	$172,300	3.87%
Over 1 to 3 years	5,277	3.37
Over 3 years	702	3.68

	$178,279

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, 2008 and March 31, 2007 follows:

	2008		2007
	Amount	Rate	Amount	Rate
Within 1 year	$12,000	5.27%	$36,000	5.34%
1-2 years	27,000	5.55	10,000	5.46
2-3 years	26,000	5.37	20,000	5.97
3-4 years	—	—	—	—
4-5 years	29,691	3.92	20,000	5.97
Over 5 to 10 years	62,000	3.99	39,000	4.02

	$156,691	4.57%	$125,000	5.11%

     At March 31, 2008, advances totaling $132.0 million are callable during fiscal 2009 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $6.0 million at March 31, 2008.

Note 8. Income Taxes (Dollars in Thousands)
     The components of the provision for income taxes for the years indicated are as follows:

	Years Ended March 31,
	2008	2007
Current
Federal	$746	$726
State	136	127

Total current provision	882	853
Deferred (prepaid)	(290)	(366)

	$592	$487

The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Years Ended March 31,
	2008	2007
Statutory Federal tax rate	34.0%	34.0%
Items affecting Federal income tax rate:
Dividends received deduction	(4.4)	(2.2)
State income taxes	1.5	0.1
Bank-owned life insurance deduction	(1.4)	—
Other	(0.7)	0.4

Effective tax rate	29.0%	32.3%

The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,479	$1,267
Depreciation	490	418
Post-employee retirement benefit accrual	256	246
Write-down of investments securities	85	43
Unrealized loss on securities, net	250	195
Capital loss carry forward	30	202
Other	234	103

Gross deferred tax asset	2,824	2,474

Deferred tax liabilities:
Deferred loan origination costs	267	262

Gross deferred tax liability	267	262

Net deferred tax asset	$2,557	$2,212

     Based on the Company’s historical and current pre-tax earnings, management believes it is more likely than not that the Company will realize the net deferred tax asset existing at March 31, 2008. Further, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income.
     The unrecaptured base year tax bad debt reserves will not be subject to recapture as long as the Company continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of present law that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1.3 million.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective April 1, 2007, the Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements as a result of such adoption. As a result, there was no cumulative effect related to adopting FIN 48. Upon adoption of FIN 48, unrecognized tax benefits were classified as a long-term liability.
     As of April 1, 2007, the Company provided a liability of $176,000 of unrecognized tax benefits related to various federal and state income tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount

Unrecognized tax benefits at April 1, 2007	$176,000
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Unrecognized tax benefits at March 31, 2008	$176,000

     The amount of unrecognized tax benefit that would impact the Company’s effective tax rate, if recognized, is $152,000. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate is the federal tax benefit of state income tax items. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. In general, the tax years ended March 31, 2005 through March 31, 2007 remain open to examination by federal and state taxing jurisdictions to which the Company is subject. As of April 1, 2007, the Company had accrued interest and penalties of $19,000 related to uncertain tax positions. As of March 31, 2008, the total amount of accrued interest and penalties is $33,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
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

     Financial instruments with off-balance sheet risks as of March 31, 2008 and 2007 included the following:

	2008	2007
Unused home equity and personal lines of credit	$15,009	$17,164
Unadvanced portions of construction loans	3,852	5,552
Unadvanced portions of commercial loans	1,681	1,296
Commitments to originate commercial mortgage loans	4,372	6,894
Commitments to originate residential mortgage loans	6,493	3,152
Commitments to sell residential mortgage loans	4,524	1,796

Total off-balance sheet commitments	$35,931	$35,854

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
     The Bank is also a party to lease commitments related to premises used to conduct its business. A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending
March 31,
2009	$352
2010	352
2011	348
2012	340
2013	340
Thereafter	1,285
     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2008 and 2007 was $338,000 and $338,000, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.
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
     The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2008, the Bank met all capital adequacy requirements to which it is subject.
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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Company (consolidated)
Total risk-based capital	$51,444	11.44%	$35,975	≥8.00%	N/A	N/A
Tier 1 capital	47,831	10.63	17,998	≥4.00%	N/A	N/A
Tier 1 leverage capital	47,831	8.49	22,535	≥4.00%	N/A	N/A
Bank
Total risk-based capital	$43,646	10.50%	$33,254	≥8.00%	$41,568	≥10.00%
Tier 1 capital	40,033	9.63	16,628	≥4.00%	24,972	≥6.00
Tier 1 leverage capital	40,033	7.08	22,618	≥4.00%	28,272	≥5.00

As of March 31, 2007:
Company (consolidated)
Total risk-based capital	$50,455	13.09%	$30,836	≥8.00%	N/A	N/A
Tier 1 capital	46,459	12.05	15,422	≥4.00	N/A	N/A
Tier 1 leverage capital	46,459	8.21	22,635	≥4.00	N/A	N/A
Bank
Total risk-based capital	$41,822	10.86%	$30,808	≥8.00%	$38,510	≥10.00%
Tier 1 capital	37,826	9.83	15,392	≥4.00	23,088	≥6.00
Tier 1 leverage capital	37,826	6.69	22,616	≥4.00	28,271	≥5.00
Note 11. Employee Benefits (Dollars in Thousands, Except Per Share Data)
Pension and Savings Plans
     As a participating employer in the Cooperative Banks Employees Retirement Association (“CBERA”), a multi-employer plan, the Bank has in effect a non-contributory defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) covering substantially all eligible employees.
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
     Expenses for the Pension Plan and the Savings Plan were $504,000 and $497,000, for the years ended March 31, 2008 and 2007, respectively. Forfeitures are used to reduce expenses of the plans.
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
     Through October 2003, the ESOP repaid its loans to the Company with funds from the Bank’s contributions to the ESOP along with dividends on certain ESOP shares. These loans had terms of up to 20 years. In October 2003, the ESOP refinanced these loans from the Company with a third party lender. These third party loans were refinanced by the Company in January 2007. In connection with these third party loans, the Company received proceeds of $3,506,000, of which $2,250,000 was contributed to the Bank’s capital. The loan’s interest was at the prevailing prime rate plus 1/2% and was scheduled to mature in March 2012. Principal payments of $97,000 were to be made each quarter. The loan was collateralized by the ESOP’s unallocated Company stock, a certificate of deposit and a pledge of the Company’s stock in the Bank. In addition, the Company guarantees repayment of the loan.
     On January 31, 2007, the ESOP completed the purchase of 109,600 shares of the Company’s common stock, of which 6,100 shares were purchased with cash accumulated through allocations to participants’ accounts. The ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated January 25, 2007, by and among the Company and the ESOP and Mendon Capital Advisors Corp., Moors & Mendon Master Fund, L/P., Mendon ACAM Master Fund, Ltd. and Burnham Financial Services Fund (collectively, “Mendon”). In conjunction with this transaction, the ESOP refinanced the above-noted third party loan with a loan from the Company with the same term as the third party loan. Additionally, the ESOP borrowed $3,416,000 from the Company related to this purchase. This loan will be repaid in quarterly installments of principal and interest of $90,800 over 20 years.
     Compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP expense for fiscal 2008 and 2007 amounted to $506,000 and $505,000, respectively.
Stock Option and Long-Term Incentive Plans
     The Company has adopted three equity based compensation plans for the benefit of officers and other employees under which an aggregate of 431,500 shares had been reserved for issuance. One of these plans terminated in 1997 and there are currently 1,702 shares available for issuance under the 1999 plan. A Long-Term Incentive Compensation Plan was approved at the 2006 annual meeting of the Company and reserved 150,000 shares for the grant of equity-based compensation, including stock options and restricted stock awards.
     See Note 1 for further information on stock options and compensation.
     The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2008, 91,000 shares remained unissued under the 2006 Long-term Incentive Plan.

Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2008 and 2007:

	2008		2007
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(235)	$(216)	$(230)	$(199)
Fully eligible participants	—	—	—	—

Total	$(235)	$(216)	$(230)	$(199)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(230)	$(199)	$(258)	$(210)
Service cost less expense component	—	—	—	—
Interest cost	(13)	(12)	(13)	(11)
Actuarial gain (loss)	7	9	39	5
Amendment	—	—	—	—
Assumptions	—	(34)	—	—
Benefits paid	1	20	2	17

Accumulated benefit obligations at year-end	$(235)	$(216)	$230	$(199)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	20	1	17
Benefits paid and expenses	(1)	(20)	(1)	(17)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in Other Comprehensive Income:
Other Comprehensive Income at prior fiscal year-end	$(54)	$(130)	n/a	n/a
Implementation of FAS #158	n/a	n/a	(54)	(129)
Plan Amendment	n/a	n/a	n/a	n/a
G(L) Actuarial Experience	(7)	(9)	n/a	n/a
G(L) Assumptions	n/a	34	n/a	n/a
Amortization included in Pension Expense	(2)	1	n/a	n/a

Other Comprehensive Income at current year-end	$(63)	$(104)	$(54)	$(129)

Amounts with Deferred Recognition	n/a	n/a	n/a	n/a

Reconciliation of (accrual) prepaid:
(Accrued) prepaid pension cost at beginning of year	$(283)	$(329)	$(269)	$(339)
Minus net periodic cost	(15)	(12)	(15)	(7)
Plus employer contributions, net	1	20	1	17

(Accrued) prepaid cost at end of year	$(297)	$(321)	$(283)	$(329)

Benefit obligation weighted average assumption as Change in projected benefit obligation:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75	5.75	5.75	5.75
Rate of compensation increase	n/a	n/a	n/a	n/a

	2008		2007
	Life	Medical	Life	Medical
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	13	12	13	11
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	9	14	9	14
Recognized actuarial (gain) loss	(7)	(14)	(7)	(18)

Net periodic benefit cost	$15	$12	$15	$7

Periodic benefit cost weighted average assumptions:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts recognized in the statement of Financial Position consist of:
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	(22)	(20)	(20)	(21)
Noncurrent Liabilities	(213)	(196)	(210)	(178)

	$(235)	$(216)	$(230)	$(199)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net Loss (Gain)	$(104)	$(143)	$(104)	$(182)
Prior Service Cost (Credit)	—	(85)	—	(96)
Transition Liability (Asset)	43	124	51	149

	$(61)	$(104)	$(53)	$(129)

Amounts anticipated to be recognized in expense for fiscal year ending in 2009	$(9)	$(14)	n/a	n/a
Net Loss (Gain)	—	(11)	n/a	n/a
Prior Service Cost (Credit)	9	25	n/a	n/a

Transition Liability (Asset)	$—	$—

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

     The incremental effect of applying SFAS No. 158 on individual line items in the March 31, 2007 Consolidated Balance Sheet is as follows (In Thousands):

	Before		After
	Application of		Application of
	SFAS # 158	Adjustments	SFAS # 158
Deferred income taxes	$2,212	$—	$2,212
Total Assets	566,140	—	566,140
Other liabilities	1,762	179	1,583
Total liabilities	528,617	179	528,438
Retained Income	40,398	4	40,394
Accumulated other comprehensive loss	20,150	(183)	20,333
Total shareholder’s equity	$37,523	$(179)	$37,702
Note 12. Legal Proceedings (In Thousands)
     The Bank from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.
Note 13. Fair Values of Financial Instruments (In Thousands)
     Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the intangible value inherent in deposit relationships (i.e., core deposits) and banking premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair values and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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
     Advances from FHLB of Boston
     Fair values of non-callable advances from the FHLB of Boston are estimated based on the discounted cash flows of scheduled future payments using the respective year-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLB of Boston are estimated using indicative pricing provided by the FHLB of Boston.
     Short-Term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable
     The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.
     Off-Balance Sheet Instruments
     The Bank’s commitments for unused lines of credit and unadvanced portions of loans have short remaining disbursement periods or variable interest rates, and, therefore, no fair value adjustment has been made.

     The estimated carrying amounts and fair values of the Bank’s financial instruments are as follows:

	March 31, 2008		March 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$5,837	$5,837	$6,147	$6,147
Short-term investments	11,888	11,888	14,470	14,470
Investment securities	52,960	52,960	65,763	65,763
Loans held for sale	195	195	575	575
Net loans	471,329	471,131	456,661	458,789
Stock in Federal Home Loan Bank of Boston	8,518	8,518	7,366	7,366
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,981	1,981	2,415	2,415
Liabilities
Deposits	$361,089	$349,506	$388,573	$372,325
Short-term borrowings	141	141	712	712
Advances from FHLB of Boston	156,691	164,667	125,000	126,082
Subordinated debenture	11,341	11,341	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,308	1,308	1,229	1,229
Accrued interest payable	677	677	565	565
Note 14. Parent Company Only Condensed Financial Statements (In Thousands)
     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	March 31,
Balance Sheets	2008	2007
Assets
Cash deposit in subsidiary bank	$238	$572
Investment in subsidiary	42,127	40,066
ESOP loan (Note 11)	7,375	7,917
Investment in unconsolidated subsidiary	341	341
Other assets	113	190

Total assets	$50,194	$49,086

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$11,341
Accrued taxes and other liabilities	37	43
Total stockholders’ equity	38,816	37,702

Total liabilities and stockholders’ equity	$50,194	$49,086

	Years Ended March 31,
Statements of Income	2008	2007
Dividends from subsidiary	$450	$800
Interest income	615	231
Interest expense on subordinated debentures	(841)	(482)
Noninterest income (expenses)	(352)	(494)

(Loss)/income before income tax benefit	(128)	55
Income tax benefit	197	258

Income before equity in undistributed net income of subsidiary	69	313
Equity in undistributed net income of subsidiary	1,378	707

Net income	$1,447	$1,020

	Years Ended March 31,
Statements of Cash Flows	2008	2007
Cash flows from operating activities:
Net income	$1,447	$1,020
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,378)	(707)
Decrease in other assets	77	—
(Decrease) increase in accrued taxes and other liabilities	(6)	14

Net cash provided by operating activities	140	327

Cash flows from investing activities:
ESOP loans, net of repayment	542	(5,465)
Redemption of certificate of deposit	—	627
Investment in subsidiary	—	(183)

Net cash provided by (used in) investing activities	542	(5,021)

Cash flows from financing activities:
Proceeds from issuance of subordinated debenture	—	6,083
Cash dividends paid, net	(1,016)	(1,047)
Other, net	—	13

Net cash (used in) provided by financing activities	(1,016)	5,049

Net (decrease) increase in cash in subsidiary bank	(334)	355
Cash in subsidiary bank at beginning of year	572	217

Cash in subsidiary bank at end of year	$238	$572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Central Bancorp, Inc.:
We have audited the accompanying balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc and subsidiary as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
VITALE, CATURANO & COMPANY, LTD.
/s/ VITALE, CATURANO & COMPANY, LTD.
May 15, 2008
Boston, Massachusetts
80 City Square Boston, MA 02129-3742  P 617.912.9000   F 617.912.9001  www.vital.com
Assurance • Tax • Business Advisory • Wealth Management • Technology Consulting

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A(T). Controls and Procedures
(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors
     The information contained under the section captioned “Proposal I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers
     The information contained under the sections captioned “Proposal I – Election of Directors – Executive Officers Who Are Not Directors” in the Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
     The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees.
Corporate Governance
     For information regarding the audit committee and its composition and the audit committee financial expert, the sections captioned “Meetings of and Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated herein by reference.
Item 11.  Executive Compensation
Executive Compensation
     The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Director Compensation” in the Proxy Statement.
Corporate Governance
     The information required by this item is incorporated herein by reference to the sections titled “Meetings and Committees of the Board of Directors – Compensation Committee” in the Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Proposal I – Election of Directors – Security Ownership of Management” in the Proxy Statement.

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
     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2008:

(c)
Number of securities remaining
	(a)	(b)	available for future issuance
	Number of securities to be issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plan (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	68,218	$25.364	91,000

Equity compensation plans not approved by security holders	—	—	—

Total (1)	68,218	$25.364	91,000

(1)	The 1999 Stock Option Plan and the 2006 Long-Term Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     The information required by this item is incorporated herein by reference to the section titled “Certain Transactions” in the Proxy Statement.
Director Independence
     The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposal 1 – Election of Directors” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated herein by reference to the section captioned “Independent Auditors” in the Proxy Statement.
PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

For the Financial Statements filed as part of this Annual Report on Form 10-K, reference is made to “Item 8 – Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules

All financial statement schedules have been omitted as not applicable or not required or because they are included in the financial statements appearing at Item 8.

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.
     The following exhibits are filed as exhibits to this report:

Exhibit No.	Description
3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[2]	Amended Bylaws of Central Bancorp, Inc.

4.1[3]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1[4]	Employment Agreement by and between Central Co-operative Bank and John D. Doherty†

10.2[4]	Employment Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.3[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, as amended †

10.4[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and William P. Morrissey, as amended †

10.5[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.6[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.7[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.8[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.9[1]	Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 †

10.10[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.11[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999 †

10.12[5]	1999 Stock Option and Incentive Plan †

10.13[6]	Deferred Compensation Plan for Non-Employee Directors †

10.14[3]	Senior Management Incentive Plan, as amended †

10.15[7]	Severance Agreement between the Bank and Bryan E. Greenbaum dated March 17, 2005†

10.16[8]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan †

14[9]	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Vitale, Caturano & Company, Ltd.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 1999 (File No. 0-25251) filed with the SEC on June 28, 1999.

(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on October 22, 2007.

(3)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

(4)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 21, 2007.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

(6)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-49264) filed on November 3, 2000.

(7)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 29, 2005.

(8)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 20, 2008	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty	June 20, 2008

John D. Doherty
Chairman, President and Chief Executive Officer

/s/ Paul S. Feeley	June 20, 2008

Paul S. Feeley Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Gregory W. Boulos	June 20, 2008

Gregory W. Boulos Director

/s/ Paul E. Bulman	June 20, 2008

Paul E. Bulman Director

/s/ Joseph R. Doherty	June 20, 2008

Joseph R. Doherty Director

/s/ James F. Linnehan	June 20, 2008

James F. Linnehan Director

/s/ Albert J. Mercuri, Jr.	June 20, 2008

Albert J. Mercuri, Jr. Director

/s/ John J. Morrissey	June 20, 2008

John J. Morrissey Director

/s/ Richard E. Stevens	June 20, 2008

Richard E. Stevens Director

/s/ Edward F. Sweeney, Jr.	June 20, 2008

Edward F. Sweeney, Jr. Director