Form 10-Q
period 2008-06-30
CENTRAL BANCORP INC /MA/
filed 2008-08-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at August 13, 2008

CENTRAL BANCORP, INC.
Form 10-Q

Part I. Financial Information

Item 1.	Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share Data)	June 30, 2008	March 31, 2008
ASSETS
Cash and due from banks	$6,388	$5,837
Short-term investments	6,125	11,888

Cash and cash equivalents	12,513	17,725

Investment securities available for sale (amortized cost of $52,140 at June 30, 2008 and $53,612 at March 31, 2008)	49,922	52,960
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	60,016	63,054

Loans held for sale	—	195

Loans (Note 2)	476,123	474,942
Less allowance for loan losses	3,809	3,613

Loans, net	472,314	471,329

Accrued interest receivable	1,885	1,981
Banking premises and equipment, net	3,865	3,969
Deferred tax asset, net	3,159	2,557
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 10)	6,162	6,084
Other assets	2,133	2,119

Total assets	$564,279	$571,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 3)	$361,941	$361,089
Short-term borrowings	—	141
Federal Home Loan Bank advances	149,665	156,691
Subordinated debenture (Note 4)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,256	1,308
Accrued expenses and other liabilities	1,946	1,859

Total liabilities	526,149	532,429

Commitments and Contingencies (Note 6)

Stockholders’ equity (Note 7):
Preferred stock $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,639,951 shares issued at June 30, 2008 and March 31, 2008	1,640	1,640
Additional paid-in capital	3,690	3,690
Retained income	40,931	40,825
Accumulated other comprehensive loss (Note 5)	(1,200)	(236)
Unearned compensation — ESOP	(6,931)	(7,103)

Total stockholders’ equity	38,130	38,816

Total liabilities and stockholders’ equity	$564,279	$571,245

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Interest and dividend income:
Mortgage loans	$6,853	$6,809
Other loans	190	150
Short-term investments	57	193
Investments	765	886

Total interest and dividend income	7,865	8,038

Interest expense:
Deposits	2,007	2,853
Advances from Federal Home Loan Bank of Boston	1,763	1,634
Other borrowings	170	211

Total interest expense	3,940	4,698

Net interest and dividend income	3,925	3,340
Provision for loan losses	200	—

Net interest and dividend income after provision for loan losses	3,725	3,340

Noninterest income:
Deposit service charges	246	252
Net (losses) gains from sales and write-downs of investment securities	(29)	116
Net gains on sales of loans	13	52
Bank owned life insurance income	78	—
Other income	120	105

Total noninterest income	428	525

Noninterest expenses:
Salaries and employee benefits	2,218	2,099
Occupancy and equipment	553	550
Data processing fees	201	223
Professional fees	180	204
Advertising and marketing	30	4
Other expenses	426	436

Total noninterest expenses	3,608	3,516

Income before income taxes	545	349
Provision for income taxes	144	124

Net income	$401	$225

Earnings per common share — basic (Note 8)	$0.29	$0.16

Earnings per common share — diluted (Note 8)	$0.29	$0.16

Weighted average common shares outstanding — basic	1,386	1,392

Weighted average common and equivalent shares outstanding — diluted	1,386	1,401
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Loss	ESOP	Equity

Three Months Ended June 30, 2008

Balance at March 31, 2008	$1,640	$3,690	$40,825	$(236)	$(7,103)	$38,816
Net income			401			401
Other comprehensive loss, net of tax benefit:
Unrealized loss on securities, net of reclassification adjustment (Note 5)				(964)		(964)

Comprehensive loss						(563)

Dividends paid ($0.18 per share)			(295)			(295)
Stock-based compensation (Note 9)		81				81
Amortization of unearned compensation — ESOP		(81)			172	91

Balance at June 30, 2008	$1,640	$3,690	$40,931	$(1,200)	$(6,931)	$38,130

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2008	2007

Cash flows from operating activities:

Net income	$401	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	232	243
Amortization of premiums	17	14
Provision for loan losses	200	—
Stock-based compensation and amortization of unearned compensation — ESOP	172	229
Net losses (gains) from sales and write-downs of investment securities	29	(116)
Bank owned life insurance income	(78)	—
Gain on sales of loans held for sale	(13)	(52)
Originations of loans held for sale	(1,628)	(4,378)
Proceeds from sale of loans originated for sale	1,837	4,365
Decrease in accrued interest receivable	96	209
Increase in other assets, net	(14)	(2)
Decrease in advance payments by borrowers for taxes and insurance	(52)	(28)
Increase in accrued expenses and other liabilities, net	87	2

Net cash provided by operating activities	1,286	711

Cash flows from investing activities:

Loan principal (originations) collections, net	(1,185)	2,006
Principal payments on mortgage-backed securities	1,358	1,343
Purchases of restricted equity-FHLB	—	(35)
Proceeds from sales of investment securities	1,070	1,064
Purchases of investment securities	(3,002)	(1,133)
Maturities and calls of investment securities	2,000	—
Purchase of banking premises and equipment	(128)	(23)

Net cash provided by investing activities	113	3,222

Cash flows from financing activities:

Net increase (decrease) in deposits	852	(13,942)
Proceeds from advances from FHLB of Boston	—	43,000
Repayment of advances from FHLB of Boston	(7,027)	(49,000)
Net short-term repayments	(141)	—
Cash dividends paid	(295)	(253)

Net cash used in financing activities	(6,611)	(17,535)

Net decrease in cash and cash equivalents	(5,212)	(13,602)
Cash and cash equivalents at beginning of period	17,725	20,617

Cash and cash equivalents at end of period	$12,513	$7,015

Cash paid during the period for:
Interest	$3,836	$4,729
Income taxes	115	10
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2008
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2008. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or any other period.
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
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2008. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Loans
     Loans, excluding loans held for sale, as of June 30, 2008 and March 31, 2008 are summarized below (unaudited, in thousands):

	June 30,	March 31,
	2008	2008
Real estate loans:
Residential real estate (1-4 family)	$183,070	$178,727
Commercial real estate	251,107	244,496
Construction	23,924	30,950
Home equity lines of credit	6,779	6,559

Total real estate loans	464,880	460,732
Commercial loans	10,177	13,173
Consumer loans	1,066	1,037

Total loans	476,123	474,942
Less: allowance for loan losses	(3,809)	(3,613)

Total loans, net	$472,314	$471,329

     There were eight loans to six borrowers on nonaccrual status totaling $10.1 million as of June 30, 2008 and seven loans to five borrowers on nonaccrual status totaling $9.6 million as of March 31, 2008. (See Comparison of Operating Results for the Quarters Ended June 30, 2008 and 2007 — Provision for Loan Losses).

     At June 30, 2008, and March 31, 2008, there were no impaired loans other than nonaccrual loans. Impaired loans are measured using the fair value of collateral.
     A summary of changes in the allowance for loan losses for the three months ended June 30, 2008 and 2007 follows. (The data in the following tables are unaudited, in thousands):

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$3,613	$3,881
Provision charged to expense	200	—
Less: charge-offs	(6)	(46)
Add: recoveries	2	13

Balance at end of period	$3,809	$3,848

(3) Deposits
     Deposits at June 30, 2008 and March 31, 2008 are summarized as follows (unaudited, in thousands):

	June 30,	March 31,
	2008	2008
Demand deposit accounts	$39,313	$38,250
NOW accounts	28,735	27,065
Passbook and other savings accounts	51,367	50,252
Money market deposit accounts	69,696	67,243

Total non-certificate accounts	189,111	182,810

Term deposit certificates:
Certificates of $100,000 and above	74,527	74,052
Certificates of less than $100,000	98,303	104,227

Total term deposit certificates	172,830	178,279

Total deposits	$361,941	$361,089

(4) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2008, the interest rate was 5.22%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.

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
(5) Other Comprehensive Loss
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive loss and related tax effect for the three months ended June 30, 2008 and 2007 are as follows (unaudited, in thousands):

	For the Three Months Ended
	June 30, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(1,595)	$(610)	$(985)
Less: reclassification adjustment for net losses included in net income	(29)	(8)	(21)

Other comprehensive loss	$(1,566)	$(602)	$(964)

	For the Three Months Ended
	June 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(160)	$(52)	$(108)
Less: reclassification adjustment for net gains included in net income	116	41	75

Other comprehensive loss	$(276)	$(93)	$(183)

(6) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(7) Subsequent Events
     On July 18, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on or about August 15, 2008 to stockholders of record as of August 1, 2008.
(8) Earnings per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At June 30, 2008 and 2007, there were approximately 213,000 and 248,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended
	June 30,
	2008	2007
	(Amounts in thousands, except per
	share amounts)

Net income available to common shareholders	$401	$225

Weighted average number of common shares outstanding	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(254)	(248)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,386	1,392

Incremental shares from the assumed exercise of dilutive stock options	—	9

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,386	1,401

Earnings per share

Basic	$0.29	$0.16

Diluted	$0.29	$0.16

     At June 30, 2008 and 2007, respectively, 105,141 and 91,396 stock option and restricted stock shares were anti-dilutive and were excluded from the above calculation.
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

     The Company uses the Black-Scholes option pricing model as its method for the determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of the stock-based compensation expense prior to the adoption of SFAS No. 123. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of June 30, 2008, a total of 1,702 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2008, 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123(R) stock compensation expense for the year ended March 31, 2008, which it believes is a reasonable forfeiture estimate for the period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the year ended March 31, 2008. The options and restricted shares granted in fiscal 2007 vest over a five-year life.. The fair value of the options granted in fiscal 2007 was $8.12 per share and the fair value of the restricted stock granted in fiscal 2007 was $31.20 per share. Stock-based compensation totaled $81,000 and $80,000 for the three months ended June 30, 2008 and 2007, respectively.

     Stock option activity was as follows for the three months ended June 30, 2008:

	Number of	Weighted
	Shares	Exercise Price
Outstanding at March 31, 2008	68,218	$25.364
Exercised	—	—
Cancelled	—	—
Granted	—	—

Outstanding at June 30, 2008	68,218	$25.364

Exercisable at June 30, 2008	60,218	$21.705

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at June 30, 2008 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	$16.625	12,077	(2)	2.4	$16.625	$—
	20.250	13,745	(2)	1.3	20.250	—
	28.990	32,396	(2)	6.6	28.990	—
	31.200	10,000	(3)	8.2	31.200	—

Average/Total	$25.364	68,218		5.1	$25.364	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $11.00 on June 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2008, the intrinsic value of outstanding stock options and exercisable stock options was zero.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 20% vested at June 30, 2008.
     A summary of restricted stock activity under all Company plans for the three months ended June 30, 2008 is as follows:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Balance at March 31, 2008	39,200	$31.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2008	39,200	$31.20

(10) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased a life insurance policy on one executive which totaled $6.0 million. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The cash value is included in the other assets category. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and such reviews will be performed annually. Bank-owned life insurance totaled $6.2 million at June 30, 2008.
(11) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 also nullifies the specific guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” which prohibited the recognition of gains and losses at the inception of a derivative transaction in the absence of observable market data. SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. The Company adopted SFAS 157 on April 1, 2008 and it did not have a material effect on the Company’s consolidated financial statements. For additional information on the fair value of certain financial assets and liabilities, see Note 12 — Fair Value Disclosures.
In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” which provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur, and the option is irrevocable. This statement is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard effective April 1, 2008 and has not elected the option to report financial assets and liabilities at fair value.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This Statement establishes the disclosure requirements for derivative instruments and for hedging activities. It amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. This Statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company does not expect that the adoption of this standard will have a material impact on the Company’s 2009 consolidated financial statements.
In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Bank does not expect the implementation of this standard will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” It requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (1) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (2) the insurance enterprise’s surveillance or watch list. This Statement will become effective for fiscal years beginning after December 15, 2008. The Bank does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.
(12) Fair Value Disclosures
Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which provides a framework for measuring fair value under U.S. generally accepted accounting principles. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

Level 1 —	Quoted prices for identical instruments in active markets

Level 2 —	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets

Level 3 —	Valuation derived from significant unobservable inputs
The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets. In accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, we have delayed the application of SFAS 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until April 1, 2009.
The only assets of the Company recorded at fair value on a recurring basis at June 30, 2008 were securities available for sale. The following table presents the level of valuation assumptions used to determine the fair value of such securities:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total

Securities available for sale	$5,576	$43,657	$689	$49,922
The securities comprising the balance at June 30, 2008 in the level 3 column included a collateralized mortgage obligation totaling $682,000 and asset-backed securities totaling $7,000 both of which lacked quoted prices in active markets.

     The changes in Level 3 assets measured at fair value on a recurring basis were (000’s omitted):

Investment
Securities
Available for Sale
Balance at March 31, 2008	$717
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	2
Net accretion of discount and repayment of principal	(30)
Net transfers in/out of Level 3	—

Balance at June 30, 2008	$689

Of the Level 3 assets that were still held by the Company at June 30, 2008, the unrealized gain for the three months ended June 30, 2008 was $2,000, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At June 30, 2008, the fair value of impaired loans measured using Level 2 and Level 3 inputs amounted to $5.6 million and $3.5 million, respectively. Level 2 inputs on the fair value of impaired loans are generally appraisal prices for collateral-dependent assets that may not be immediately current but observable market data allow our expectations to not vary substantially. Level 3 inputs utilized to determine the fair value of the one impaired loan in this category consists of the net present value of the expected cash flows.
     The changes in Level 3 impaired loans measured at fair value on a periodic basis were (000’s omitted):

Impaired
Loans
Balance at March 31, 2008	$3,461
Total realized and unrealized gains (losses) included in income	—
Net transfers in/out of Level 3	—

Balance at June 30, 2008	$3,461

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Bank’s market area, changes in real estate market values in the Bank’s market area, and changes in relevant accounting principles and guidelines. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 20, 2008, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The following is a discussion and analysis of the Company’s results of operations for the three months ended June 30, 2008 and 2007 and its financial condition at June 30, 2008 compared to March 31, 2008. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
Comparison of Financial Condition at June 30, 2008 and March 31, 2008
     Total assets were $564.3 million at June 30, 2008 compared to $571.2 million at March 31, 2008, representing a decrease of $6.9 million or 1.2%. Total loans (excluding loans held for sale) were $476.1 million at June 30, 2008 compared to $474.9 million at March 31, 2008, representing an increase of $1.2 million, or 0.3%. This increase was primarily due to increases in commercial real estate loans of $6.6 million, residential loans of $4.3 million, and home equity loans of $220,000, partially offset by decreases in construction loans of $7.0 million, and commercial and industrial loans of $3.0 million. The increases in commercial real estate and residential loans represent the Bank’s continuing emphasis on these types of lending. Construction loans declined because of a decision to limit this type of lending in the current economic environment.
     The Bank purchases loans from time to time to supplement its loan originations, especially during times of decreased demand for such loans and to assist in meeting Community Reinvestment Act targets. Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2008 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $12.5 million at June 30, 2008 compared to $17.7 million at March 31, 2008, representing a decrease of $5.2 million, or 29.4%, comprised of a $5.8 million decrease in short-term investments and a $551,000 decrease in cash and due from banks. Investment securities totaled $60.0 million at June 30, 2008 compared to $63.1 million at March 31, 2008, representing a decrease of $3.1 million, or 4.9%. Cash and cash equivalents and investment securities decreased as the result of the redeployment of these funds to fund loan growth and maturing FHLB advances. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at both June 30, 2008 and March 31, 2008. The allowance for loan losses totaled $3.8 million at June 30, 2008 compared to $3.6 million at March 31, 2008, representing an increase of $200,000, or 5.6%. This increase was related to one property and such increase was the result of management’s regular analysis of the adequacy of the allowance for loan losses (see “Provision for Loan Losses”). Management considered the allowance for loan losses to be adequate at both June 30, 2008 and March 31, 2008. Accrued interest receivable totaled $1.9 million and $2.0 million at June 30, 2008 and March 31, 2008, respectively. Banking premises and equipment, net, totaled $3.9 million at June 30, 2008 compared to $4.0 million at March 31, 2008, representing a decrease of $100,000, or 2.5%, primarily reflecting depreciation for the period.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.2 million at June 30, 2008 as compared to $6.1 as of March 31, 2008.

     Total deposits amounted to $361.9 million at June 30, 2008 compared to $361.1 million at March 31, 2008, representing an increase of $0.8 million or 0.2%, reflecting the combined effect of a $6.3 million, or 3.5%, increase in core deposits (consisting of all noncertificate accounts) and a $5.5 million, or 3.1%, decrease in certificates of deposit. The decrease in term deposits was the result of the Bank’s strategy to reduce the interest rates paid on premium certificates of deposit and, therefore, many certificates of deposit that matured during the quarter ended June 30, 2008 were renewed at lower rates, and a portion of those maturing certificates of deposit were not renewed.
     Federal Home Loan Bank advances amounted to $149.7 million at June 30, 2008 compared to $156.7 million at March 31, 2008, representing a decrease of $7.0 million, or 4.5%, as maturing Federal Home Loan Bank advances were paid with available cash on hand.
     Accrued expenses and other liabilities remained basically unchanged and totaled $1.9 million at both June 30, 2008 and March 31, 2008, respectively.
     Total stockholders’ equity amounted to $38.1 million at June 30, 2008 compared to $38.8 million at March 31, 2008, representing a decrease of $0.7 million, or 1.8%. Increases due to net income of $401,000, stock option expense of $81,000 and the net amortization of unearned compensation regarding the ESOP of $91,000, were reduced by other comprehensive loss of $964,000, and dividends paid to stockholders of $295,000.
Comparison of Operating Results for the Quarters Ended June 30, 2008 and 2007
     Net income increased from $225,000, or $0.16 per diluted share, for the quarter ended June 30, 2007 to $401,000, or $0.29 per diluted share, for the quarter ended June 30, 2008. This increase is the net effect of a $585,000 increase in net interest and dividend income, a $200,000 increase in the provision for loan losses, a $97,000 decrease in noninterest income, an increase in noninterest expenses of $92,000 and an increase of $20,000 in the provision for income taxes.
     Net Interest Income. Net interest income increased by $585,000, or 17.5%, to $3.9 million for the three months ended June 30, 2008, as compared to $3.3 million during the same period of 2007, primarily due to a decrease in the cost of funds, which declined by 66 basis points mostly due to decreases in the average rates paid on deposits as a result of aggressive liability management, and FHLB advances. During the quarter ended June 30, 2008, interest rates were reduced on many deposit products, and therefore, many certificates of deposit that matured during the quarter were renewed at lower rates. Overall, during the quarter ended June 30, 2008, the Bank was able to decrease the rates it paid on deposits to a greater extent than it was required to decrease the rates it paid on loans, which positively affected the margin. As a result, there were increases in the net interest spread and net interest margin from 1.99% and 2.45%, respectively, for the quarter ended June 30, 2007 to 2.51% and 2.88%, respectively, for the quarter ended June 30, 2008. The yield on interest-earning assets decreased by 14 basis points from 5.90% in the first quarter of 2007 to 5.76% for the same period in 2008. However, during the same period, the average cost of interest-bearing liabilities decreased by 66 basis points from 3.91% to 3.25%, respectively.
     Interest and Dividend Income. Interest and dividend income decreased by $173,000, or 2.2%, to $7.9 million for the quarter ended June 30, 2008 as compared to $8.0 million during the same period of 2007. The average balance of loans from the quarter ended June 30, 2007 to June 30, 2008 increased by $17.2 million or 3.8%. The yield on loans declined from 6.09% to 5.94% during the quarter ended June 30, 2008. The average balance of loans increased primarily due to increases in the average balances of commercial real estate and residential loans as the Bank continued to focus on originating these types of loans during the period. Interest income for the quarter ended June 30, 2008 was negatively impacted primarily due to the increases in interest income not recognized on nonaccrual loans, which increased from $66,000 during the quarter ended June 30, 2007, to $160,000 during the quarter ended June 30, 2008. The average balance on investment securities declined as maturities and principal repayments were used to fund loan growth and maturing FHLB advances. The yield on short-term investments was 2.95% during the quarter ended June 30, 2008 as compared to 5.70% during the quarter ended June 30, 2007 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 2.13% during the quarter ended June 30, 2008, and 5.25% during the quarter ended June 30, 2007. The effect of interest income not recognized on nonaccrual loans during the quarter ended June 30, 2008 was to reduce the yield on average earning assets by 12 basis points.

     Interest Expense. Interest expense decreased by $758,000, or 16.1%, to $3.9 million for the quarter ended June 30, 2008 as compared to $4.7 million during the same period of 2007 as increases in interest expense on FHLB borrowings were offset by a decrease in interest expense on deposits. The cost of funds decreased by 66 basis points from 3.91% during quarter ended June 30, 2007 to 3.25% during the quarter ended June 30, 2008, as some high-cost certificates of deposit were replaced by more cost-effective Federal Home Loan Bank borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $176.4 million during the quarter ended June 30, 2008, compared to $205.6 million for the same period in 2007, a decline of $29.2 million. The average balance of Federal Home Loan Bank borrowings increased by $25.0 million, from $128.0 million during the quarter ended June 30, 2007 to $153.0 million during the same period of 2008. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average balance of lower-costing nonmaturity deposits increased by $10.4 million to $144.7 million for the quarter ended June 30, 2008, as compared to an average balance of $134.3 million during the same period of 2007. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the quarter ended June 30, 2008 was 5.24%, compared to an average rate of 7.79% during the quarter ended June 30, 2007.
     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007:

	Three Months Ended June 30
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$461,936	$6,853	5.93%	$449,084	$6,809	6.06%
Other loans	12,041	190	6.31	7,709	150	7.78
Investment securities	64,072	765	4.78	74,632	886	4.75
Short-term investments	7,727	57	2.95	13,546	193	5.70

Total interest-earning assets	545,776	7,865	5.76	544,971	8,038	5.90

Allowance for loan losses	(3,614)			(3,854)
Non-interest-earning assets	23,134			18,873

Total assets	$565,296			$559,990

Interest-bearing liabilities:
Deposits	321,049	2,007	2.50	$339,904	2,853	3.36
Advances from FHLB of Boston	153,043	1,763	4.61	128,055	1,621	5.06
Other borrowings	11,374	170	5.98	12,425	224	7.21

Total interest-bearing liabilities	485,466	3,940	3.25	480,384	4,698	3.91

Non-interest-bearing liabilities	41,075			41,932

Total liabilities	526,541			522,315

Stockholders’ equity	38,755			37,674

Total liabilities and stockholders’ equity	$565,296			$559,990

Net interest and dividend income		$3,925			$3,340

Net interest spread			2.51%			1.99%

Net interest margin			2.88%			2.45%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarter ended June 30, 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company made a $200,000 provision for loan losses, which relates to one property, during the quarter ended June 30, 2008.
     Senior management continued to give high priority to monitoring and managing the Company’s asset quality. At June 30, 2008, nonperforming loans totaled $10.1 million as compared to $9.6 on March 31, 2008. The eight loans constituting this category are all secured by real estate collateral located almost exclusively in the Greater Boston area. Seven of these loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower or through foreclosure. The other nonperforming loan is expected to enter into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time to resolve some nonperforming assets, management continues to work with borrowers to resolve these situations as soon as possible. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, the Company considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio, and the levels of nonperforming and other classified loans. Management evaluates the level of the loan loss reserve on a regular basis. During the first quarter of fiscal 2009, the Company recorded a provision of $200,000, compared to a provision of $0 during the same quarter of fiscal 2008. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to reasonably believe that the borrowers will not be able to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of June 30, 2008.
     Noninterest Income. Noninterest income decreased by $97,000, or 18.5%, to $428,000 for the quarter ended June 30, 2008 as compared to $525,000 during the same period of 2007. Net loss on the write-down or sale of investments totaled $29,000 during the 2008 quarter, compared to a gain of $116,000 recognized in the prior year’s quarter. This decrease is primarily due to the June 2008 write-down of $121,000 related to one equity security determined to be other than temporarily impaired. Based upon management’s analysis of the investment portfolio as of June 30, 2008, the remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. Net gains on the sale of loans decreased by $39,000 to $13,000 during the quarter ended June 30, 2008 as compared to $52,000 during the quarter ended June 30, 2007 due to the overall general reduction in activity related to residential loan originations. Deposit service charges decreased by $6,000 to $246,000 during the quarter ended June 30, 2008 as compared to $252,000 during the same period of 2007. The purchases of life insurance policies during November and December, 2007 resulted in bank-owned life insurance income of $78,000 for the quarter ended June 30, 2008, as compared to $0 during the same period of 2007. Other income increased by $15,000 to $120,000 for the quarter ended June 30, 2008 as compared to $105,000 during the same quarter of 2007, primarily due to an $18,000 increase in third party investment fees.
     Noninterest Expenses. Noninterest expenses increased by $92,000 or 2.6%, to $3.6 million for the quarter ended June 30, 2008 as compared to $3.5 million during the quarter ended June 30, 2007. For the 2008 quarter, increases in salaries and benefits of $119,000, marketing expenses of $26,000, and occupancy and equipment of $3,000, were partially offset by decreases in data processing fees of $22,000, professional fees of $24,000, and other miscellaneous expenses of $10,000. Overall, management continues to closely monitor expenses throughout the Company.

     Salaries and employee benefits increased by $119,000, or 5.7%, to $2.2 million during the quarter ended June 30, 2008 as compared to $2.1 million during the same quarter of 2007 primarily due to open positions being filled and salary increases granted for the first time since April, 2006.
     Marketing expenses increased by $26,000 to $30,000 during the quarter ended June 30, 2008 as compared to $4,000 during the same period of 2007 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses increased by $3,000, or 0.5%, to $553,000 during the quarter ended June 30, 2008 as compared to $550,000 during the prior year period primarily due to increases in computer maintenance, real estate taxes, and rent expense, partially offset by lower depreciation, security costs, and repairs and maintenance costs.
     Professional fees decreased by $24,000, or 11.8%, to $180,000 during the quarter ended June 30, 2008 as compared to $204,000 during the same period of 2007, primarily due to the reduction of contract labor services after certain open positions were filled.
     Other noninterest expenses decreased by $10,000, or 2.3%, to $426,000 during the quarter ended June 30, 2008 as compared $436,000 during the same period of 2007. Increases in appraisal and real estate tax service costs of $16,000, and bank policy losses of $8,000, were partially offset by decreases in severance expenses of $10,000 and courier expenses of $10,000. Various other miscellaneous expenses resulted in a net decrease of $14,000 during the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007.
     Income Taxes. The effective tax rates for the quarters ended June 30, 2008 and 2007 were 26.4% and 35.5%, respectively. The effective tax rate was reduced because of tax-favored transactions which have occurred since the quarter ended December 2007.
     The state of Massachusetts adopted new legislation on July 3, 2008, which will change the taxation of business entities. Effective for years beginning on or after January 1, 2009, corporations doing business in Massachusetts now will be required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts now will be required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter.

Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At June 30, 2008, the Company had approximately $41.0 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At June 30, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $25.1 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     The Company’s and the Bank’s capital ratios at June 30, 2008 were as follows:

	Company	Bank
Tier 1 Capital (to average assets)	8.36%	7.01%
Tier 1 Capital (to risk-weighted assets)	11.38%	9.55%
Total Capital (to risk-weighted assets)	12.30%	10.47%
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
     For the year ended March 31, 2008 and for the three months ended June 30, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, among other factors, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since March 31, 2008.

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
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 20, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks in our annual report on Form 10-K, we have identified the following additional risk factor:
     We hold preferred stock issued by Federal National Mortgage Association (“Fannie Mae”) and Federal National Mortgage Corporation (“Freddie Mac”) and other financial institutions in our available-for-sale securities portfolio for which we cannot guarantee that we will not need to record impairment charges if their market values do not recover.
     We have investments in preferred stocks issued by Fannie Mae and Freddie Mac and other financial institutions. At June 30, 2008, these investments had a cost basis of $13.2 million, while the market value was $12.0 million. These investments are held in our available-for-sale securities portfolio. The continued turbulence in the housing markets, and speculation in the market about the future of Fannie Mae and Freddie Mac, have caused these investments to decline further in market value. Although we believe the recent declines in market value are temporary, we cannot guarantee that we will not need to record impairment charges if market values do not recover in the future. Such declines, even if temporary, negatively impact capital levels for as long as the market value of the investments is depressed. If the declines in market values were determined to be other than temporary, then the Company would need to recognize an impairment charge which would negatively impact earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5.	Other Information
     On June 19, 2008, the Company’s Board of Directors approved a 2009 short-term cash-based incentive program designed to reward senior management with a bonus based on the attainment of certain performance targets, specifically with respect to the Bank’s adjusted return on average assets (“ROAA”). For fiscal 2009, potential incentive distributions under the plan will range from 4% of base salary to 24% of base salary for the Chief Executive Officer and 4% of base salary to 18% of base salary for Executive and Senior Vice Presidents. Pursuant to the plan, the Chief Executive Officer will be eligible to be awarded a 4% bonus if the Bank achieves an adjusted ROAA level of .40% for fiscal 2009, with such bonus increasing 5% for each .05% increase in adjusted ROAA above the .40% threshold, subject to a maximum bonus of 24% of base salary. Executive and Senior Vice Presidents will be eligible to be awarded a 4% bonus if the Bank achieves an adjusted ROAA level of .40% for fiscal 2009, with such bonus increasing .025% for each 5% increase in adjusted ROAA above the .40% threshold, subject to a maximum bonus of 18% of base salary. Distribution of incentive awards will be set by the Company’s Compensation Committee and will be deferred until after the end of the fiscal year.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
August 13, 2008	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

August 13, 2008	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer