Form 10-Q
period 2008-09-30
CENTRAL BANCORP INC /MA/
filed 2008-11-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at November 12, 2008

CENTRAL BANCORP, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share Data)	September 30, 2008	March 31, 2008

ASSETS
Cash and due from banks	$8,847	$5,837
Short-term investments	7,429	11,888

Cash and cash equivalents	16,276	17,725

Investment securities available for sale (amortized cost of $38,708 at September 30, 2008 and $53,612 at March 31, 2008) (Note 2)	36,445	52,960
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	46,539	63,054

Loans held for sale	1,240	195

Loans (Note 3)	462,700	474,942
Less allowance for loan losses	4,674	3,613

Loans, net	458,026	471,329

Accrued interest receivable	1,972	1,981
Banking premises and equipment, net	3,717	3,969
Deferred tax asset, net	3,146	2,557
Other real estate owned	89	—
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,241	6,084
Other assets	2,185	2,119

Total assets	$541,752	$571,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$354,061	$361,089
Short-term borrowings	160	141
Federal Home Loan Bank advances	144,638	156,691
Subordinated debenture (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,525	1,308
Accrued expenses and other liabilities	1,439	1,859

Total liabilities	513,164	532,429

Commitments and Contingencies (Note 7)

Stockholders’ equity (Note 9):
Preferred stock $1.00 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued and outstanding at September 30, 2008 and March 31, 2008	1,640	1,640
Additional paid-in capital	3,658	3,690
Retained income	31,247	40,825
Accumulated other comprehensive loss (Note 6)	(1,198)	(236)
Unearned compensation — ESOP	(6,759)	(7,103)

Total stockholders’ equity	28,588	38,816

Total liabilities and stockholders’ equity	$541,752	$571,245

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income:
Mortgage loans	$6,884	$6,753	$13,737	$13,562
Other loans	140	235	330	385
Investments	723	880	1,488	1,766
Short-term investments	53	65	109	258

Total interest and dividend income	7,800	7,933	15,664	15,971

Interest expense:
Deposits	1,737	2,746	3,744	5,599
Advances from Federal Home Loan Bank of Boston	1,691	1,727	3,454	3,351
Other borrowings	174	207	343	428

Total interest expense	3,602	4,680	7,541	9,378

Net interest and dividend income	4,198	3,253	8,123	6,593
Provision (credit) for loan losses	900	(300)	1,100	(300)

Net interest and dividend income after Provision (credit) for loan losses	3,298	3,553	7,023	6,893

Noninterest income:
Deposit service charges	252	251	499	503
Loss on write-down of Fannie Mae and Freddie Mac preferred stock	(9,394)	—	(9,394)	—
Net (losses) gains from sales and write-downs of other investment securities	(115)	172	(144)	288
Net gains on sales of loans	3	25	15	77
Bank owned life insurance income	79	—	157	—
Other income	81	86	201	191

Total noninterest (loss) income	(9,094)	534	(8,666)	1,059

Noninterest expenses:
Salaries and employee benefits	2,080	1,939	4,298	4,038
Occupancy and equipment	572	526	1,125	1,076
Data processing fees	199	219	400	442
Professional fees	204	198	384	402
Advertising and marketing	59	3	89	7
Other expenses	492	498	918	934

Total noninterest expenses	3,606	3,383	7,214	6,899

(Loss) income before income taxes	(9,402)	704	(8,857)	1,053
Provision for income taxes	64	239	208	363

Net (loss) income	$(9,466)	$465	$(9,065)	$690

Earnings (loss) per common share — basic (Note 9)	$(6.80)	$0.33	$(6.53)	$0.50

Earnings (loss) per common share — diluted (Note 9)	$(6.80)	$0.33	$(6.53)	$0.49

Weighted average common shares outstanding — basic	1,391	1,394	1,388	1,393

Weighted average common and equivalent shares outstanding — diluted	1,391	1,399	1,388	1,400
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Capital	Income	Loss	ESOP	Equity

Six Months Ended September 30, 2008

Balance at March 31, 2008	$1,640	$3,690	$40,825	$(236)	$(7,103)	$38,816
Net income (loss)			(9,065)			(9,065)
Other comprehensive loss, net of tax benefit:
Unrealized loss on securities, net of reclassification adjustment (Note 6)				(962)		(962)

Comprehensive loss						(10,027)

Dividends paid ($0.36 per share)			(513)			(513)
Stock-based compensation (Note 10)		161				161
Amortization of unearned compensation — ESOP		(193)			344	151

Balance at September 30, 2008	$1,640	$3,658	$31,247	$(1,198)	$(6,759)	$28,588

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
Dollars in thousands	2008	2007

Cash flows from operating activities:

Net (loss) income	$(9,065)	$690
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	460	483
Amortization of premiums	29	34
Provision (credit) for loan losses	1,100	(300)
Stock-based compensation and amortization of unearned compensation — ESOP	312	438
Decrease in deferred tax asset	59	—
Net losses (gains) from sales and write-downs of investment securities	9,538	(288)
Bank owned life insurance income	(157)	—
Gain on sales of loans held for sale	(15)	(77)
Originations of loans held for sale	(2,877)	(5,814)
Proceeds from sale of loans originated for sale	1,847	6,466
Decrease in accrued interest receivable	9	62
(Increase) decrease in other assets, net	(155)	231
Decrease in advance payments by borrowers for taxes and insurance	217	172
Increase (decrease) in accrued expenses and other liabilities, net	(420)	16

Net cash provided by operating activities	882	2,113

Cash flows from investing activities:

Loan principal collections, net of originations	12,114	2,139
Principal payments on mortgage-backed securities	2,724	3,110
Purchases of restricted equity-FHLB	—	(420)
Proceeds from sales of investment securities	3,616	3,145
Purchases of investment securities	(3,002)	(2,883)
Maturities and calls of investment securities	2,000	—
Purchase of banking premises and equipment	(208)	(45)

Net cash provided by investing activities	17,244	5,046

Cash flows from financing activities:

Net decrease in deposits	(7,028)	(29,577)
Proceeds from advances from FHLB of Boston	—	90,000
Repayment of advances from FHLB of Boston	(12,053)	(75,000)
Net proceeds from short-term borrowings	19	111
Cash dividends paid	(513)	(506)

Net cash used in financing activities	(19,575)	(14,972)

Net decrease in cash and cash equivalents	(1,449)	(7,813)
Cash and cash equivalents at beginning of period	17,725	20,617

Cash and cash equivalents at end of period	$16,276	$12,804

Cash paid during the period for:
Interest	$7,591	$8,862
Income taxes	$600	$340
Loans transferred to other real estate owned	$89	—
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2008
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly-owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2008. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or any other period.
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
(2) Investments
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	September 30, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
U.S. Government and agency obligations	$3,499	$8	$—	$3,507
Corporate bonds	6,486	—	(1,185)	5,301
Mortgage-backed securities	20,519	67	(160)	20,426
Trust preferred securities	1,003	—	(45)	958

Total debt securities	31,507	75	(1,390)	30,192
Preferred stock	3,779	—	(678)	3,101
Common stock	3,422	51	(321)	3,152

Total	$38,708	$126	$(2,389)	$36,445

     During the six months ended September 30, 2008, impairment charges of $477 thousand were recognized on eight common stocks and impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs (see the “Market Events” section of this document for additional information regarding the impairment of the Company’s Fannie Mae and Freddie Mac preferred stock investments). The remaining gross unrealized losses in the investment portfolio at September 30, 2008 were considered to be temporary and primarily due to changes in market conditions and interest rates.

	March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
U.S. Government and agency obligations	$3,495	$52	$—	$3,547
Corporate bonds	8,496	8	(192)	8,312
Mortgage-backed securities	22,235	257	(42)	22,450
Trust preferred securities	1,004	8	—	1,012

Total debt securities	35,230	325	(234)	35,321
Preferred stock	12,173	—	(751)	11,422
Common stock	6,209	384	(376)	6,217

Total	$53,612	$709	$(1,361)	$52,960

(3) Loans
     Loans, excluding loans held for sale, as of September 30, 2008 and March 31, 2008 are summarized below (unaudited, in thousands):

	September 30,	March 31,
	2008	2008
Real estate loans:
Residential real estate (1-4 family)	$183,637	$178,727
Commercial real estate	242,382	244,496
Construction	22,511	30,950
Home equity lines of credit	7,050	6,559

Total real estate loans	455,580	460,732
Commercial loans	6,004	13,173
Consumer loans	1,116	1,037

Total loans	462,700	474,942
Less: allowance for loan losses	(4,674)	(3,613)

Total loans, net	$458,026	$471,329

     There were ten loans to eight borrowers on nonaccrual status totaling $10.3 million as of September 30, 2008 and seven loans to five borrowers on nonaccrual status totaling $9.6 million as of March 31, 2008.
     At September 30, 2008, and March 31, 2008, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by SFAS No. 114.

     A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2008 and 2007 follows. Included in charge offs for both the three and six months ended September 30, 2007 is a $173,000 transfer to establish a reserve for unfunded loan commitments, which was included in the “other liabilities” section of the balance sheet. This unfunded loan commitment balance totaled $25 thousand at September 30, 2008. (Unaudited, in thousands):

	Three Months Ended
	September 30,
	2008	2007

Balance at beginning of period	$3,808	$3,848
Provision charged (credited) to expense	900	(300)
Less: charge-offs	(41)	(187)
Add: recoveries	6	17

Balance at end of period	$4,674	$3,378

	Six Months Ended
	September 30,
	2008	2007

Balance at beginning of period	$3,613	$3,881
Provision charged (credited) to expense	1,100	(300)
Less: charge-offs	(47)	(233)
Add: recoveries	8	30

Balance at end of period	$4,674	$3,378

(4) Deposits
     Deposits at September 30, 2008 and March 31, 2008 are summarized as follows (unaudited, in thousands):

	September 30,	March 31,
	2008	2008

Demand deposit accounts	$40,154	$38,250
NOW accounts	23,970	27,065
Passbook and other savings accounts	50,109	50,252
Money market deposit accounts	69,225	67,243

Total non-certificate accounts	183,458	182,810

Term deposit certificates:
Certificates of $100,000 and above	78,669	74,052
Certificates of less than $100,000	91,934	104,227

Total term deposit certificates	170,603	178,279

Total deposits	$354,061	$361,089

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2008, the interest rate was 5.26%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.

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
(6) Other Comprehensive Loss
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive gain (loss) and related tax effect for the six months ended September 30, 2008 and 2007 are as follows (unaudited, in thousands):

	For the Six Months Ended
	September 30, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(11,149)	$(649)	$(10,500)
Less: reclassification adjustment for net losses included in net income (loss)	(9,538)	—	(9,538)

Other comprehensive loss	$(1,611)	$(649)	$(962)

	For the Six Months Ended
	September 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$656	$241	$415
Less: reclassification adjustment for net gains included in net income	288	99	189

Other comprehensive gain	$368	$142	$226

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On October 16, 2008, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on or about November 21, 2008 to stockholders of record as of November 7, 2008.
(9) Earnings per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At September 30, 2008 and 2007, there were approximately 208,000 and 246,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Amounts in thousands, except per share amounts)

Net income (loss) available to common shareholders	$(9,466)	$465	$(9,065)	$690

Weighted average number of common shares outstanding	1,640	1,640	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(249)	(246)	(252)	(247)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,391	1,394	1,388	1,393

Incremental shares from the assumed exercise of dilutive stock options	—	5	—	7

Weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share	1,391	1,399	1,388	1,400

Earnings (loss) per share

Basic	$(6.80)	$0.33	$(6.53)	$0.50

Diluted	$(6.80)	$0.33	$(6.53)	$0.49

     At September 30, 2008 and 2007, respectively, 117,218 and 91,396 stock option and restricted stock shares were anti-dilutive and were excluded from the above calculation.
(10) Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”), using the statement’s modified prospective application method.
     The Company uses the Black-Scholes option pricing model as its method for the determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of September 30, 2008, a total of 1,702 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2008, 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123(R) stock compensation expense for the year ended March 31, 2008, which it believes is a reasonable forfeiture estimate for the current period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the year ended March 31, 2008. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The fair value of the options granted in fiscal 2007 was $8.12 per share and the fair value of the restricted stock granted in fiscal 2007 was $31.20 per share. Stock-based compensation totaled $81,000 for the three months ended both September 30, 2008 and 2007, and $161,000 for the six months ended both September 30, 2008 and 2007.

     Stock option activity was as follows for the six months ended September 30, 2008:

	Number of	Weighted
	Shares	Exercise Price

Outstanding at March 31, 2008	68,218	$25.364
Exercised	—	—
Cancelled	—	—
Granted	—	—

Outstanding at September 30, 2008	68,218	$25.364

Exercisable at September 30, 2008	60,218	$21.705

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at September 30, 2008 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)

	$16.625	12,077	(2)	2.2	$16.625	$—
	20.250	13,745	(2)	1.1	20.250	—
	28.990	32,396	(2)	6.4	28.990	—
	31.200	10,000	(3)	7.9	31.200	—

Average/Total	$25.364	68,218		4.9	$25.364	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $11.50 on September 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2008, the intrinsic value of outstanding stock options and exercisable stock options was zero.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 20% vested at September 30, 2008.
     A summary of restricted stock activity under all Company plans for the six months ended September 30, 2008 is as follows:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2008	39,200	$31.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2008	39,200	$31.20

(11) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The cash value is included in the other assets category. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and such reviews will be performed annually. Bank-owned life insurance totaled $6.2 million at September 30, 2008.
(12) Recent Accounting Pronouncements
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
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. The Bank will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective April 1, 2009. The application of such is not expected to be material to our results of operations or financial position. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008. This new guidance had no effect on our consolidated results of operations or financial position.
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
(13) Fair Value Disclosures
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
     The only assets of the Company recorded at fair value on a recurring basis at September 30, 2008 were securities available for sale and one impaired loan relationship. The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total

Securities available for sale	$3,151	$32,651	$643	$36,445
Impaired Loans			$3,224	$3,224
     The securities comprising the balance at September 30, 2008 in the Level 3 column included a collateralized mortgage obligation totaling $636 thousand and asset-backed securities totaling $7 thousand both of which lacked quoted prices in active markets.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At September 30, 2008, impaired loans measured at fair value using Level 3 inputs amounted to $3.2 million, which represents one customer relationship. There were no impaired loans measured at fair value using Level 2 inputs at September 30, 2008. Level 3 inputs utilized to determine the fair value of the impaired loan relationship consists of appraisals and expected cash flows.

     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale

Balance at March 31, 2008	$717
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	(6)
Net accretion of discount and repayment of principal	(68)
Net transfers in/out of Level 3	—

Balance at September 30, 2008	$643

     Of the Level 3 investment securities that were still held by the Company at September 30, 2008, the unrealized loss for the six months ended September 30, 2008 was $6 thousand, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The changes in Level 3 impaired loans measured at fair value on a recurring basis were (in thousands):

Impaired
Loans

Balance at March 31, 2008	$4,226
Total realized and unrealized gains (losses) included in income	(1,100)
Additional principal disbursement	98

Balance at September 30, 2008	$3,224

     The Company did not have any sales, purchases, or transfers of Level 3 loans during the six months ended September 30, 2008.
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
General
     The Company is a Massachusetts holding company established in 1998 to be the holding company for Central Co-operative Bank (the “Bank”). The Company’s primary business activity is the ownership of all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.
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

     The following is a discussion and analysis of the Company’s results of operations for the three and six months ended September 30, 2008 and 2007 and its financial condition at September 30, 2008 compared to March 31, 2008. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses and the fair value of investments to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. The Company evaluates specific loan status reports on commercial and commercial real estate loans rated “substandard” or worse. Estimated reserves for each of these credits is determined by reviewing current collateral value, financial information, cash flow, payment history and trends and other relevant facts surrounding the particular credit. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
     Fair Value of Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income.
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
     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost.

Market Events
     The Company’s financial results were significantly impacted by the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in impairment write downs of these investments totaling $9.4 million during the three months ended September 30, 2008. The remaining value of these investments was $707 thousand at September 30, 2008. The Company invested in these quality investments known as Government Sponsored Enterprises (“GSE’s”) that had carried an implied government backing which was not fulfilled by the actions taken in early September by the U.S. Treasury. Net loss for the quarter ended September 30, 2008 was $9.5 million, or $6.80 per diluted share, as compared to net income of $465,000, or $0.33 per diluted share, for the comparable prior year quarter. The Company’s net loss for the six months ended September 30, 2008 was $9.1 million, or $6.53 per diluted share, as compared to net income of $690,000, or $0.49 per diluted share, for the corresponding period in 2007.
     The non-cash charges to record the other than temporary impairment of the Company’s Fannie Mae and Freddie Mac preferred stock investments reduced earnings by $9.4 million or $6.75 and $6.77 per diluted share for the quarter and year-to-date periods ending September 30, 2008, respectively. No tax benefit was recorded during the periods as the losses were considered capital losses and there were no available capital gains to offset such losses. However, in the quarter ending December 31, 2008, the Company will recognize a tax benefit of approximately $3.2 million or $2.34 per share on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permits the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. Note that the $2.34 per share tax benefit discussed above is based upon management’s estimate of the number of shares that will be outstanding during the quarter ended December 31, 2008.
     Regulatory reporting guidance issued by the FFIEC subsequent to the October 3, 2008 passage of the Emergency Economic Stabilization Act of 2008 permits financial institutions to reflect the tax benefits in September 30, 2008 regulatory reports. Therefore, the following table presents the Company’s and the Bank’s September 30, 2008 capital ratios after the impairment write downs and their associated tax benefits have been taken:

	At September 30, 2008
		Regulatory	Regulatory
		Threshold	Threshold
		For Well	For Adequately
	Actual	Capitalized	Capitalized

Central Bancorp:
Tier 1 Leverage	6.44%	5.0%	4.0%
Tier 1 Risk-Based Ratio	9.32%	6.0%	4.0%
Total Risk-Based Ratio	10.54%	10.0%	8.0%

Central Co-operative Bank:
Tier 1 Leverage	5.45%	5.0%	4.0%
Tier 1 Risk-Based Ratio	7.90%	6.0%	4.0%
Total Risk-Based Ratio	9.12%	10.0%	8.0%
The Company remained well capitalized in all such measures and the Bank remained well capitalized except in regard to its total risk based capital ratio which is considered to be adequately capitalized.
Comparison of Financial Condition at September 30, 2008 and March 31, 2008
     Total assets were $541.8 million at September 30, 2008 compared to $571.2 million at March 31, 2008, representing a decrease of $29.5 million, or 5.2%. Total loans (excluding loans held for sale) were $462.8 million at

September 30, 2008 compared to $474.9 million at March 31, 2008, representing a decrease of $12.2 million, or 2.6%. This decrease was primarily due to decreases in commercial real estate loans of $2.1 million, commercial and industrial loans of $7.2 million, and construction loans of $8.4 million, partially offset by an increase in residential loans of $4.9 million. Construction loans declined as management de-emphasized this type of lending in the current economic environment. Commercial real estate and commercial and industrial loans decreased primarily due to payoffs during the period.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the six months ended September 30, 2008 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued and the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $16.3 million at September 30, 2008 compared to $17.7 million at March 31, 2008, representing a decrease of $1.4 million, or 8.2%, comprised of a $4.5 million decrease in short-term investments and a $3.0 million increase in cash and due from banks. Investment securities totaled $46.5 million at September 30, 2008 compared to $63.1 million at March 31, 2008, representing a decrease of $16.5 million, or 26.2%. Regarding cash flows, cash and cash equivalents, investment securities, and loans decreased as the result of the redeployment of these funds to fund deposit withdrawals and maturing FHLB advances. Stock in the Federal Home Loan Bank of Boston remained unchanged and totaled $8.5 million at both September 30, 2008 and March 31, 2008. The allowance for loan losses totaled $4.7 million at September 30, 2008 compared to $3.6 million at March 31, 2008, representing an increase of $1.1 million, or 29.4%. This increase was primarily related to one customer relationship and such increase was the result of management’s regular analysis of the adequacy of the allowance for loan losses (see “Provision for Loan Losses”). Management considered the allowance for loan losses to be adequate at both September 30, 2008 and March 31, 2008. Banking premises and equipment, net, totaled $3.7 million at September 30, 2008 compared to $4.0 million at March 31, 2008, primarily reflecting amortization of leasehold improvements and depreciation for the period.
     During the quarter ended September 30, 2008, one residential loan was foreclosed upon and it is recorded on the balance sheet as an asset titled “Other Real Estate Owned” with a balance of $89 thousand as of September 30, 2008, compared to $0 as of March 30, 2008.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.2 million at September 30, 2008 as compared to $6.1 as of March 31, 2008.
     Total deposits amounted to $354.1 million at September 30, 2008 compared to $361.1 million at March 31, 2008, representing a decrease of $7.0 million or 1.9%, reflecting the combined effect of a $7.7 million, or 4.5%, decrease in certificates of deposit, and a $648 thousand or 0.4% increase in core deposits (consisting of all noncertificate accounts). Deposits declined primarily due to continued strong competition for deposits in our market area.
     Federal Home Loan Bank advances amounted to $144.6 million at September 30, 2008 compared to $156.7 million at March 31, 2008, representing a decrease of $12.1 million, or 7.7%, as maturing Federal Home Loan Bank advances were paid with available cash on hand.
     Accrued expenses and other liabilities totaled $1.4 million at September 30, 2008 and $1.9 million at March 31, 2008.
     Total stockholders’ equity amounted to $28.6 million at September 30, 2008 compared to $38.8 million at March 31, 2008, representing a decrease of $10.2 million, or 26.4%. Decreases due to net loss of $9.1 million, other comprehensive loss of $962 thousand, and dividends paid to stockholders of $513 thousand, were partially offset by increases due to stock-based compensation of $161 thousand, amortization of unearned compensation regarding the ESOP of $(193) thousand, and unearned ESOP compensation of $344 thousand.
Comparison of Operating Results for the Quarters Ended September 30, 2008 and 2007
     As mentioned in the “Market Events” section of this document, earnings for the quarter ended September 30, 2008 were significantly impacted by the impairment of our Fannie Mae and Freddie Mac preferred stock investments. Net loss for the quarter ended September 30, 2008 was $9.5 million or $6.80 per diluted share, as compared to net income of $465 thousand, or $0.33 per diluted share, for the comparable prior year quarter. In addition to the aforementioned Fannie Mae and Freddie Mac preferred stock losses, other items contributing to the operating results for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 were a $945 thousand increase in net interest and dividend income, a $1.2 million increase in the provision for loan losses, a $234 thousand decrease in noninterest income, an increase in noninterest expenses of $223 thousand and a decrease of $175 thousand in the provision for income taxes.
     Interest and Dividend Income. Interest and dividend income decreased by $133 thousand, or 1.7%, to $7.8 million for the quarter ended September 30, 2008 as compared to $7.9 million during the same period of 2007. Although the average balance of loans for the quarter ended September 30, 2008 increased by $7.4 million as compared to the quarter ended September 30, 2007, the yield on loans remained unchanged at 6.03%. The average balance of loans increased primarily due to increases in the average balances of commercial real estate and residential loans as the Bank continued to focus on originating these types of loans during the period. The average balance on investment securities declined as maturities and principal repayments were used to fund loan growth and deposit withdrawals. The yield on short-term investments was 1.92% during the quarter ended September 30, 2008 as compared to 5.22% during the quarter ended September 30, 2007 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 2.0% during the quarter ended September 30, 2008, and 5.25% during the quarter ended September 30, 2007.
     Interest Expense. Interest expense decreased by $1.1 million, or 23.0%, to $3.6 million for the quarter ended September 30, 2008 as compared to $4.7 million during the same period of 2007 due to decreases the average rates paid on deposits, FHLB borrowings, and other borrowings. The cost of deposits decreased by 117 basis points from 3.35% during quarter ended September 30, 2007 to 2.18% during the quarter ended September 30, 2008, as some high-cost certificates of deposit were replaced by more cost-effective FHLB borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $171.8 million during the quarter ended September 30, 2008, compared to $187.1 million for the same period in 2007, a decline of $15.3 million. The average balance of FHLB borrowings increased by $14.5 million, from $131.7 million during the quarter ended September 30, 2007 to $146.2 million during the same period of 2008. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average balance of lower-costing nonmaturity deposits increased by $8.9 million to $185.9 million for the quarter ended September 30, 2008, as compared to an average balance of $177.0 million during the same period of 2007. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the quarter ended September 30, 2008 was 5.98%, compared to an average rate of 7.08% during the quarter ended September 30, 2007.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007:

	Three Months Ended September 30,
	2008			2007
	Average			Average
	Balance	Interest	Average Rate	Balance	Interest	Average Rate
			(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$457,339	$6,884	6.03%	$447,721	$6,753	6.03%
Other loans	8,804	140	6.36	10,991	235	8.55
Investment securities	52,210	723	5.06	72,753	880	4.84
Short-term investments	11,025	53	1.92	4,978	65	5.22

Total interest-earning assets	534,378	7,800	5.85	536,443	7,933	5.92

Allowance for loan losses	(3,982)			(3,844)
Noninterest-earning assets	25,563			18,734

Total assets	$555,959			$551,333

Interest-bearing liabilities:
Deposits	$318,915	1,737	2.18	$328,204	2,746	3.35
Advances from FHLB of Boston	146,223	1,691	4.63	131,736	1,727	5.24
Other borrowings	11,998	174	5.80	12,028	207	6.88

Total interest-bearing liabilities	477,136	3,602	3.02	471,968	4,680	3.97

Noninterest-bearing liabilities	40,939			41,229

Total liabilities	518,075			513,197

Stockholders’ equity	37,884			38,136

Total liabilities and stockholders’ equity	$555,959			$551,333

Net interest and dividend income		$4,198			$3,253

Net interest spread			2.82%			1.95%

Net interest margin			3.14%			2.43%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarter ended September 30, 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under SFAS No. 5. Based on this analysis, the Company recorded a $900 thousand provision for loan losses, which primarily relates to one customer relationship, during the quarter ended September 30, 2008.
     Senior management continued to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2008, nonperforming loans totaled $10.3 million as compared to $9.6 million on March 31, 2008. The ten loans constituting this category are all secured by real estate collateral located almost exclusively in the Greater Boston area. Nine of these loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower or through foreclosure. The other nonperforming loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming assets, management continues to work with borrowers to resolve these situations as soon as possible. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management believes is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, the Company considers past and anticipated loss experience, evaluations of underlying collateral, prevailing economic conditions, the nature and volume of the loan portfolio, and the levels of nonperforming and other classified loans. Management evaluates the level of the loan loss reserve on a regular basis. During the quarter ended September 30, 2008, the Company recorded a provision of $900 thousand, compared to a negative provision of $300 thousand during the same period of 2007. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. Furthermore, to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to reasonably believe that the borrowers will not be able to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of September 30, 2008. As the result of a foreclosure during the quarter ended September 30, 2008, one residential loan was transferred to the Other Real Estate Owned category on the Bank’s balance sheet. The amount transferred was $89 thousand, which was the balance of the Other Real Estate Owned account at September 30, 2008. There was no Other Real Estate Owned at March 31, 2008.
     Noninterest Income. Noninterest income decreased by $9.6 million to a noninterest loss of $9.1 million during the quarter ended September 30, 2008 as compared to noninterest income of $534 thousand during the same period of 2007 primarily due to impairment write-downs on Fannie Mae and Freddie Mac preferred stock of $9.4 million and a net loss of $115 thousand related to gains, losses and write-downs on other investment securities during the quarter ended September 30, 2008 compared to gains on the sale of securities of $172 thousand during the quarter ended September 30, 2007. Based upon management’s analysis of the investment portfolio as of September 30, 2008, the remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. Gains on the sales of loans decreased by $22 thousand. Income on bank-owned life insurance policies purchased during the quarter ended December 31, 2007 totaled $79 thousand during the quarter ended September 30, 2008.
     Noninterest Expenses. Noninterest expenses increased by $223 thousand or 6.6%, to $3.6 million for the quarter ended September 30, 2008 as compared to $3.4 million during the quarter ended September 30, 2007. For the 2008 quarter, increases in salaries and benefits of $141 thousand, marketing expenses of $56 thousand, occupancy and equipment of $46 thousand, and professional fees of $6 thousand, were partially offset by decreases in data processing fees of $20 thousand, and other miscellaneous expenses of $6 thousand. Overall, management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $141 thousand, or 7.3%, to $2.1 million during the quarter ended September 30, 2008 as compared to $1.9 million during the same quarter of 2007 primarily due to open positions being filled and salary increases granted for the first time since April 2006. Also contributing to the increase were increased expenses related to pension and life insurance costs.
     Advertising and marketing expenses increased by $56 thousand to $59 thousand during the quarter ended September 30, 2008 as compared to $3 thousand during the same period of 2007 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses increased by $46 thousand, or 8.7%, to $572 thousand during the quarter ended September 30, 2008 as compared to $526 thousand during the same period of 2007 primarily due to increases in computer maintenance costs, utilities, and maintenance and repairs, partially offset by decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, as well as a decrease in security costs.
     Data processing charges decreased by $20 thousand, or 9.1% to $199 thousand during the quarter ended September 30, 2008 as compared to $219 thousand during the same period of 2007, as certain postage charges, previously included as data processing charges, were reclassified to the other expense category during the quarter ended September 30, 2008.
     Income Taxes. Although the Company had a pre-tax loss for the quarter ended September 30, 2008, the provision for income taxes totaled $64 thousand due to the tax treatment of the Fannie Mae and Freddie Mac preferred stock loss as a discrete item, and the application of SFAS No. 109, which requires that tax rates used during the year be based upon pre-tax income projected for the entire year. No tax benefit was recorded during the quarter as the Fannie Mae and Freddie Mac preferred stock losses were considered to be capital losses and there were no available capital gains to offset such losses However, in the quarter ending December 31, 2008, the Company will recognize a tax benefit of approximately $3.2 million or $2.34 per share on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permits the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. Note that the $2.34 per share tax benefit discussed above is based upon management’s estimate of the number of shares that will be outstanding during the quarter ended December 31, 2008.
     The state of Massachusetts adopted new legislation on July 3, 2008, which will change the taxation of business entities. Effective for years beginning on or after January 1, 2009, corporations doing business in Massachusetts now will be required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts now will be required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. As a result of this new legislation, the Company recorded a $59 thousand reduction of its deferred tax asset and a $59 increase in its provision for income taxes on September 30, 2008.
Comparison of Operating Results for the Six Months Ended September 30, 2008 and 2007
     Earnings for the six months ended September 30, 2008 were significantly affected by the impairment write-downs on the Company’s Fannie Mae and Freddie Mac preferred stock investments. Net loss for the six months ended September 30, 2008 was $9.1 million, or $6.53 per diluted share, as compared to net income of $690 thousand, or $0.49 per diluted share for the six months ended September 30, 2007. In addition to the aforementioned Fannie Mae and Freddie Mac preferred stock losses, other items contributing to the operating results for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 were a $1.5 million increase in net interest and dividend income, a $1.4 million increase in the provision for loan losses, a $331 thousand decrease in noninterest income, an increase in noninterest expenses of $315 thousand and a decrease of $155 thousand in the provision for income taxes.
     Interest and Dividend Income. Interest and dividend income decreased by $307 thousand, or 1.9%, to $15.7 million for the six months ended September 30, 2008 compared to $16.0 million for the same period of 2007 primarily due to decreases in the average balances of investment securities, and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans increased primarily due to increases in the average balances of commercial real estate and residential loans as the Bank continued to focus on originating these types of loans during the period. The average balance on investment securities declined as maturities and principal repayments were used to fund loan growth and deposit withdrawals. The yield on short-term investments was 2.32% during the six months ended September 30, 2008 as compared to 5.59% during the same period of 2007 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 2.0% during the six months ended September 30, 2008, and 5.25% during the six months ended September 30, 2007.
     Interest Expense. Interest expense decreased by $1.8 million, or 19.6%, to $7.5 million for the six months ended September 30, 2008 compared to $9.4 million for the same period of 2007. The cost of deposits decreased by 101 basis points from 3.35% during quarter ended September 30, 2007 to 2.34% during the quarter ended September 30, 2008, as some high-cost certificates of deposit were replaced by more cost-effective FHLB borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $196.3 million during the six months ended September 30, 2007, compared to $174.0 million for the same period in 2008, a decline of $22.3 million. The average balance of lower-costing non-maturity deposits increased by $9.0 million to $184.1 million for the six months ended September 30, 2008, as compared to an average balance of $175.1 million during the same period of 2007. The average balance of FHLB borrowings increased by $19.6 million, from $130.1 million during the six months ended September 30, 2007 to $149.6 million during the same period of 2008. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the six months ended September 30, 2008 was 5.99%, compared to an average rate of 7.27% during the same period of 2007.
     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2008 compared to the six months ended September 30, 2007:

	Six Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$459,625	$13,737	5.98%	$448,400	$13,562	6.05%
Other loans	10,414	330	6.34	9,358	385	8.23
Investment securities	60,359	1 ,488	4.93	73,581	1 ,766	4.80
Short-term investments	9,385	109	2.32	9,239	258	5.59

Total interest-earning assets	539,783	15,664	5.80	540,578	15,971	5.91

Allowance for loan losses	(3,799)			(3,849)
Noninterest-earning assets	24,618			18,908

Total assets	$560,602			$555,637

Interest-bearing liabilities:
Deposits	$319,976	$3,744	2.34	$334,023	$5,599	3.35
Advances from FHLB of Boston	149,614	3,454	4.62	130,050	3,351	5.15
Other borrowings	11,687	343	5.87	12,081	428	7.09

Total interest-bearing liabilities	481,277	7,541	3.13	476,154	9,378	3.94

Noninterest-bearing liabilities	40,393			41,492

Total liabilities	521,670			517,646

Stockholders’ equity	38,932			37,991

Total liabilities and stockholders’ equity	$560,602			$555,637

Net interest and dividend income		$8,123			$6,593

Net interest spread			2.67%			1.97%

Net interest margin			3.01%			2.44%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the six-month period ended September 30, 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company recorded a provision of $1.1 million compared to a negative provision for loan losses of $300,000 during the corresponding 2007 period.
     Since March 31, 2008, the Company has experienced an increase in the volume and percentage of loans classified as nonperforming. At September 30, 2008, nonperforming loans totaled $10.3 million as compared to $9.6 million on March 31, 2008. While the Company has seen increases in its nonperforming loans and net loans charged off, such increases are primarily related to two borrowers. Management has evaluated the financial condition of the borrowers as well as the collateral of the loans and believes it has properly identified any potential losses as of September 30, 2008. Furthermore to management’s knowledge, there are no loans, other than those identified as impaired, which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of September 30, 2008. As mentioned elsewhere in this document, a foreclosure during the quarter ended September 30, 2008, resulted in the transfer of one residential loan to the Other Real Estate Owned category on the Bank’s balance sheet. The amount transferred was $89 thousand, which was the balance of the Other Real Estate Owned account at September 30, 2008. There was no Other Real Estate Owned at March 31, 2008.
     Noninterest Income. Noninterest income decreased by $9.7 million to a noninterest loss of $8.7 million during the six months ended September 30, 2008 compared to noninterest income of $1.1 million during the same period of 2007 primarily due to impairment write-downs on Fannie Mae and Freddie Mac preferred stock of $9.4 million, a net loss of $144 thousand related to gains, losses and write-downs on other investment securities during the quarter ended September 30, 2008 compared to gains on the sale of securities of $288 thousand during the six months ended September 30, 2007. Based upon management’s analysis of the investment portfolio as of September 30, 2008, the remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. Gains on the sale of loans decreased by $62 thousand. Income on bank-owned life insurance policies purchased during the quarter ended December 31, 2007 totaled $157 thousand during the six months ended September 30, 2008.
     Noninterest Expenses. Noninterest expense increased by $315 thousand, or 4.6%, to $7.2 million during the six months ended September 30, 2008 as compared to $6.9 million during the same period of 2007. This increase is due to increases in salaries and benefits of $260 thousand, marketing costs of $82 thousand, and occupancy and equipment costs of $49 thousand, partially offset by decreases in data processing costs of $42 thousand, professional fees of $18 thousand, and other expenses of $16 thousand. Overall, management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $260 thousand, or 6.4%, to $4.3 million during the six months ended September 30, 2008 as compared $4.0 million during the same period of 2007 primarily due to open positions being filled and salary increases granted for the first time since April 2006. Also contributing to the increase were increased expenses related to pension and life insurance costs.
     Advertising and marketing expenses increased by $82 thousand to $89 during the six months ended September 30, 2008 as compared to $7 thousand during the same period of 2007 as management strategically decided to increase these expenses on a limited basis.
     Office occupancy and equipment expenses increased by $49 thousand, or 4.5%, to $1.1 million during the six months ended September 30, 2008 as compared $1.1 million during the same period of 2007 primarily due to increases in real estate taxes, utilities, and computer maintenance costs, partially offset by decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, as well as decreases in other maintenance and repair costs.
     Data processing costs decreased by $42 thousand, or 9.5%, to $400 thousand during the six months ended September 30, 2008 as compared to $442 thousand during the same period of 2007 as certain postage charges, previously included as data processing charges, were reclassified to the other expense category.

     Income Taxes. Although the Company had a pre-tax loss for the six months ended September 30, 2008, the provision for income taxes totaled $208 thousand due to the tax treatment of the Fannie Mae and Freddie Mac preferred stock loss as a discrete item, and the application of SFAS No.109, which requires that tax rates used during the year be based upon pre-tax income projected for the entire year. No tax benefit was recorded during the six months ended September 30, 2008, as the Fannie Mae and Freddie Mac preferred stock losses were considered to be capital losses and there were no available capital gains to offset such losses However, during the quarter ending December 31, 2008, the Company will recognize a tax benefit of approximately $3.2 million or $2.34 per share on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008. Note that the $2.34 per share tax benefit discussed above is based upon management’s estimate of the number of shares that will be outstanding during the six months ended December 31, 2008.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At September 30, 2008, the Company had approximately $43.0 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At September 30, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $23.4 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company anticipates that it will have sufficient funds available to meet its current loan commitments.
     Regulatory reporting guidance issued by the Federal Financial Institutions Examination Council subsequent to the October 3, 2008 passage of the Emergency Economic Stabilization Act of 2008 allowed financial institutions to reflect Fannie Mae and Freddie Mac preferred stock tax benefits in September 30, 2008 regulatory reports. Therefore, the following table presents the Company’s and the Bank’s September 30, 2008 capital ratios after the impairment write downs and their associated tax benefits have been taken:

	At September 30, 2008
			Regulatory Threshold
		Regulatory Threshold	For Adequately
	Actual	For Well Capitalized	Capitalized
Central Bancorp:
Tier 1 Leverage	6.44%	5.0%	4.0%
Tier 1 Risk-Based Ratio	9.32%	6.0%	4.0%
Total Risk-Based Ratio	10.54%	10.0%	8.0%

Central Co-operative Bank:
Tier 1 Leverage	5.45%	5.0%	4.0%
Tier 1 Risk-Based Ratio	7.90%	6.0%	4.0%
Total Risk-Based Ratio	9.12%	10.0%	8.0%
     The Company remained well capitalized in all such measures and the Bank remained well capitalized except in regard to its total risk based capital ratio which is considered to be adequately capitalized.

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
     For the year ended March 31, 2008 and for the six months ended September 30, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
Item 4 (T). Controls and Procedures
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on June 20, 2008. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In addition to the risks in our Annual Report on Form 10-K, we have identified the following additional risk factor:
The Company’s ability to pay dividends on its common stock may be adversely affected by the regulation of its bank subsidiary.
     The Company pays a quarterly dividend to stockholders. However, the Company is dependent primarily upon dividends from the Bank for its earnings and funds to pay dividends on its common stock. The payment of dividends is also subject to legal and regulatory restrictions imposed on the Bank by the Massachusetts Commissioner of Banks and the Federal Deposit Insurance Corporation. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form and the approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. Under Federal Deposit Insurance Corporation regulations, the Bank is also prohibited from making any capital distributions if, after making the distribution, the Bank would be “undercapitalized” within the meaning of the Prompt Corrective Action regulations. The federal banking regulators, including the Federal Reserve Board and the Federal Deposit Insurance Corporation, have recently issued a joint standard emphasizing that an organization’s dividend policies must be consistent with its capital position, over financial health and ability to meet the needs of creditworthy borrowers. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2008.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 24, 2008, the Company convened its Annual Meeting of Stockholders.
     The only item submitted to a vote of stockholders was the election of three directors, and Paul E. Bulman, James F. Linnehan and John J. Morrissey were elected directors for terms of three years. Continuing directors are Gregory W. Boulos, John D. Doherty, Albert J. Mercuri, Jr., Joseph R. Doherty, Richard E. Stevens and Edward F. Sweeney, Jr. The following is a record of the voting in the election of directors:

ELECTION OF DIRECTORS	FOR	WITHHELD

Paul E. Bulman	1,412,676	123,831
James F. Linnehan	1,410,946	125,561
John J. Morrissey	1,412,876	123,631
     There were no abstentions and no broker non-votes.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
10.1	Central Co-operative Bank Senior Management Incentive Compensation Plan for Fiscal 2009

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
November 14, 2008	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

November 14, 2008	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer