Form 10-Q
period 2008-12-31
CENTRAL BANCORP INC /MA/
filed 2009-02-17
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at February 12, 2009

CENTRAL BANCORP, INC.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share Data)	December 31, 2008	March 31, 2008

ASSETS
Cash and due from banks	$5,322	$5,837
Short-term investments	24,677	11,888

Cash and cash equivalents	29,999	17,725

Investment securities available for sale (Note 2)	36,266	52,960
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	46,360	63,054

Loans held for sale	350	195

Loans (Note 3)	455,935	474,942
Less allowance for loan losses	4,600	3,613

Loans, net	451,335	471,329

Accrued interest receivable	1,845	1,981
Banking premises and equipment, net	3,530	3,969
Deferred tax asset, net	7,431	2,557
Other real estate owned	191	—
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,319	6,084
Other assets	2,427	2,119

Total assets	$552,019	$571,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$349,542	$361,089
Short-term borrowings	1,645	141
Federal Home Loan Bank advances	144,610	156,691
Subordinated debenture (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,467	1,308
Accrued expenses and other liabilities	1,626	1,859

Total liabilities	510,231	532,429

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at December 31, 2008, and no shares issued at March 31, 2008, with a liquidation preference and redemption value of $10,000,000	9,421	—
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	1,640	1,640
Additional paid-in capital	4,198	3,690
Retained income	34,861	40,825
Accumulated other comprehensive loss (Note 6)	(1,745)	(236)
Unearned compensation — ESOP	(6,587)	(7,103)

Total stockholders’ equity	41,788	38,816

Total liabilities and stockholders’ equity	$552,019	$571,245

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In Thousands, Except Per Share Data)	2008	2007	2008	2007

Interest and dividend income:
Mortgage loans	$6,836	$6,798	$20,573	$20,360
Other loans	105	252	435	637
Investments	454	950	1,942	2,715
Short-term investments	23	62	132	321

Total interest and dividend income	7,418	8,062	23,082	24,033

Interest expense:
Deposits	1,656	2,664	5,400	8,263
Advances from Federal Home Loan Bank of Boston	1,670	1,726	5,124	5,077
Other borrowings	177	215	520	643

Total interest expense	3,503	4,605	11,044	13,983

Net interest and dividend income	3,915	3,457	12,038	10,050
Provision (credit) for loan losses	—	—	1,100	(300)

Net interest and dividend income after provision (credit) for loan losses	3,915	3,457	10,938	10,350

Noninterest income:
Deposit service charges	259	263	758	766
Loss on write-down of Fannie Mae and Freddie Mac preferred stock	—	—	(9,394)	—
Net gains (losses) from sales and write-downs of other investment securities	—	359	(144)	647
Net gains on sales of loans	30	41	45	118
Bank owned life insurance income	78	23	236	23
Other income	65	100	265	291

Total noninterest income (loss)	432	786	(8,234)	1,845

Noninterest expenses:
Salaries and employee benefits	1,995	1,983	6,293	6,021
Occupancy and equipment	579	533	1,704	1,609
Data processing fees	196	219	596	661
Professional fees	211	186	595	588
Advertising and marketing	158	1	247	8
Other expenses	652	418	1,570	1,352

Total noninterest expenses	3,791	3,340	11,005	10,239

Income (loss) before income taxes	556	903	(8,301)	1,956
Provision (benefit) for income taxes	(3,361)	247	(3,153)	610

Net income (loss)	$3,917	$656	$(5,148)	$1,346

Net income (loss) available to common shareholders	$3,872	$656	$(5,193)	$1,346

Earnings (loss) per common share — basic (Note 9)	$2.76	$0.48	$(3.73)	$1.00

Earnings (loss) per common share — diluted (Note 9)	$2.76	$0.48	$(3.73)	$0.99

Weighted average common shares outstanding — basic	1,404	1,354	1,394	1,347

Weighted average common and equivalent shares outstanding — diluted	1,404	1,358	1,394	1,354
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Series A		Additional		Other	Unearned	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands)	Stock	Stock	Capital	Income	Loss	ESOP	Equity

Nine Months Ended December 31, 2008

Balance at March 31, 2008	$—	$1,640	$3,690	$40,825	$(236)	$(7,103)	$38,816
Net loss				(5,148)			(5,148)
Other comprehensive loss, net of $1.0 million tax benefit:
Unrealized loss on securities, net of reclassification adjustment (Note 6)					(1,509)		(1,509)

Comprehensive loss							(6,657)

Dividends paid to common shareholders ($0.54 per share)				(771)			(771)
Issuance of preferred stock and warrants, net	9,376		594				9,970
Preferred stock accretion of discount and issuance costs	9			(9)
Dividends accrued on preferred stock	36			(36)
Stock-based compensation (Note 10)			242				242
Amortization of unearned compensation — ESOP			(328)			516	188

Balance at December 31, 2008	$9,421	$1,640	$4,198	$34,861	$(1,745)	$(6,587)	$41,788

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
Dollars in thousands	2008	2007

Cash flows from operating activities:

Net (loss) income	$(5,148)	$1,346
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	685	721
Amortization of premiums	38	44
Provision (credit) for loan losses	1,100	(300)
Stock-based compensation and amortization of unearned compensation — ESOP	430	639
Increase in deferred tax asset	(3,830)	—
Net losses (gains) from sales and write-downs of investment securities	9,538	(647)
Bank-owned life insurance income	(236)	(23)
Gain on sales of loans held for sale	(45)	(118)
Originations of loans held for sale	(4,683)	(9,713)
Proceeds from sale of loans originated for sale	4,573	10,406
Decrease in accrued interest receivable	136	371
Increase in other assets, net	(306)	(103)
Increase in advance payments by borrowers for taxes and insurance	159	112
(Decrease) increase in accrued expenses and other liabilities, net	(233)	223

Net cash provided by operating activities	2,178	2,958

Cash flows from investing activities:

Loan principal collections (originations), net	18,703	(7,480)
Principal payments on mortgage-backed securities	3,965	4,320
Purchases of restricted equity-FHLB	—	(420)
Proceeds from sales of investment securities	3,616	17,406
Purchases of investment securities	(9,017)	(11,503)
Maturities and calls of investment securities	6,000	1,999
Purchase of bank-owned life insurance	—	(6,027)
Purchase of banking premises and equipment	(246)	(125)

Net cash provided by (used in) investing activities	23,021	(1,830)

Cash flows from financing activities:

Net decrease in deposits	(11,547)	(33,706)
Proceeds from advances from FHLB of Boston	—	117,800
Repayment of advances from FHLB of Boston	(12,081)	(97,000)
Net proceeds from short-term borrowings	1,504	(269)
Cash dividends paid	(771)	(761)
Issuance of Series A preferred stock and warrants	9,970	—

Net cash used in financing activities	(12,925)	(13,936)

Net increase (decrease) in cash and cash equivalents	12,274	(12,808)
Cash and cash equivalents at beginning of period	17,725	20,617

Cash and cash equivalents at end of period	$29,999	$7,809

Cash paid during the period for:
Interest	$11,091	$13,249
Income taxes	$935	$470
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$191	$—
Accretion of Series A preferred stock issuance costs	$9	$—
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2008
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2008, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 20, 2008. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”), issued in December 2002, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2008. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Investments
     The amortized cost and fair value of investment securities available for sale at December 31, 2008 are summarized as follows:

	December 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)
U.S. Government and agency obligations	$1,500	$16	$—	$1,516
Corporate bonds	4,484	—	(1,126)	3,358
Mortgage-backed securities	25,287	351	(101)	25,537
Trust preferred securities	1,003	1	—	1,004

Total debt securities	32,274	368	(1,227)	31,415
Preferred stock	3,777	—	(1,362)	2,415
Common stock	3,422	20	(1,006)	2,436

Total	$39,473	$388	$(3,595)	$36,266

     The amortized cost and fair value of investment securities available for sale at March 31, 2008 are as follows:

	March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(Dollars in Thousands)
U.S. Government and agency obligations	$3,495	$52	$—	$3,547
Corporate bonds	8,496	8	(192)	8,312
Mortgage-backed securities	22,235	257	(42)	22,450
Trust preferred securities	1,004	8	—	1,012

Total debt securities	35,230	325	(234)	35,321
Preferred stock	12,173	—	(751)	11,422
Common stock	6,209	384	(376)	6,217

Total	$53,612	$709	$(1,361)	$52,960

     During the quarter ended September 30, 2008, impairment charges of $477 thousand were recognized on eight common stocks and impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Events” for additional information regarding the impairment of the Company’s Fannie Mae and Freddie Mac preferred stock investments). The remaining gross unrealized losses in the investment portfolio at December 31, 2008 were considered to be temporary and primarily due to changes in market conditions and interest rates.
(3) Loans
Loans, excluding loans held for sale, as of December 31, 2008 and March 31, 2008 are summarized below (unaudited, in thousands):

	December 31,	March 31,
	2008	2008
Real estate loans:
Residential real estate (1-4 family)	$178,879	$178,727
Commercial real estate	243,933	244,496
Construction	18,652	30,950
Home equity lines of credit	7,225	6,559

Total real estate loans	448,689	460,732
Commercial loans	6,104	13,173
Consumer loans	1,142	1,037

Total loans	445,935	474,942
Less: allowance for loan losses	(4,600)	(3,613)

Total loans, net	$451,335	$471,329

     There were nine loans to seven borrowers on nonaccrual status totaling $9.2 million as of December 31, 2008 and seven loans to five borrowers on nonaccrual status totaling $9.6 million as of March 31, 2008.
     At December 31, 2008, and March 31, 2008, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114).

     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2008 and 2007 follows. Included in the activity for the nine months ended December 31, 2007 is a $173 thousand transfer to establish a reserve for unfunded loan commitments, which was included in the “other liabilities” section of the balance sheet. This unfunded loan commitment balance totaled $0 at December 31, 2008 as the related loan was fully-disbursed as of that date. (Unaudited, in thousands):

	Three Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$4,674	$3,378
Provision charged (credited) to expense	—	—
Less: charge-offs	(77)	(11)
Add: recoveries	3	12

Balance at end of period	$4,600	$3,379

	Nine Months Ended
	December 31,
	2008	2007
Balance at beginning of period	$3,613	$3,881
Provision charged (credited) to expense	1,100	(300)
Less: charge-offs	(124)	(71)
Less: transfer	—	(173)
Add: recoveries	11	42

Balance at end of period	$4,600	$3,379

(4) Deposits
     Deposits at December 31, 2008 and March 31, 2008 are summarized as follows (unaudited, in thousands):

	December 31,	March 31,
	2008	2008
Demand deposit accounts	$36,514	$38,250
NOW accounts	26,950	27,065
Passbook and other savings accounts	49,235	50,252
Money market deposit accounts	62,820	67,243

Total non-certificate accounts	175,519	182,810

Term deposit certificates:
Certificates of $100,000 and above	82,883	74,052
Certificates of less than $100,000	91,140	104,227

Total term deposit certificates	174,023	178,279

Total deposits	$349,542	$361,089

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2008, the interest rate was 4.436%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.

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
     The Company’s other comprehensive loss and related tax effect for the nine months ended December 31, 2008 and 2007 are as follows (unaudited, in thousands):

	For the Nine Months Ended
	December 31, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(12,093)	$(4,410)	$(7,683)
Less: reclassification adjustment for net losses included in net income (loss)	9,538	(3,364)	(6,174)

Other comprehensive loss	$(2,555)	$(1,046)	$(1,509)

	For the Nine Months Ended
	December 31, 2007
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$1,023	$330	$693
Less: reclassification adjustment for net gains included in net income	647	205	442

Other comprehensive income	$376	$125	$251

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On January 15, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.18 per share. The dividend is payable on or about February 20, 2009 to common stockholders of record as of February 6, 2009. On January 15, 2009, the Company’s Board of Directors also approved the payment of a quarterly cash dividend of $97,222 to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The dividend was paid on February 13, 2009. See Note 14 below for additional information.
(9) Earnings per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At December 31, 2008 and 2007, there were approximately 202,500 and 245,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Amounts in thousands, except per share amounts)

Net income (loss) as reported	$3,917	$656	$(5,148)	$1,346

Less preferred dividends and accretion	(45)	—	(45)	—

Net income (loss) available to common shareholders	$3,872	$656	$(5,193)	$1,346

Weighted average number of common shares outstanding	1,640	1,640	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(236)	(286)	(246)	(293)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,404	1,354	1,394	1,347

Incremental shares from the assumed exercise of dilutive stock options	—	4	—	7

Weighted average number of common shares outstanding used in calculating diluted earnings (loss) per share	1,404	1,358	1,394	1,354

Earnings (loss) per share

Basic	$2.76	$0.48	$(3.73)	$1.00

Diluted	$2.76	$0.48	$(3.73)	$0.99

     At December 31, 2008 and 2007, respectively, 92,618 and 81,596 stock option and restricted stock shares were anti-dilutive and were excluded from the above calculation for both the three and nine-month periods. Additionally, 234,742 warrants related to the December 2008 issuance of preferred stock were anti-dilutive and excluded from above calculations for the three and nine month periods ending December 31, 2008.

(10) Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”), using the statement’s modified prospective application method.
     The Company uses the Black-Scholes option pricing model as its method for the determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in 2009. All awards under the plan that expires in 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in 2009. As of December 31, 2008, a total of 1,702 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of December 31, 2008, 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123R stock compensation expense for the year ended March 31, 2008, which it believes is a reasonable forfeiture estimate for the current period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the year ended March 31, 2008. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The fair value of the options granted in fiscal 2007 was $8.12 per share and the fair value of the restricted stock granted in fiscal 2007 was $31.20 per share. Stock-based compensation totaled $81,000 for both the three months ended December 31, 2008 and 2007, respectively, and $242,000 for both the nine months ended December 31, 2008 and 2007, respectively.
     Stock option activity was as follows for the nine months ended December 31, 2008:

	Number of	Weighted
	Shares	Exercise Price
Outstanding at March 31, 2008	68,218	$25.364
Exercised	—	—
Cancelled	—	—
Granted	—	—
Outstanding at December 31, 2008	68,218	$25.364

Exercisable at December 31, 2008	62,218	$24.800

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2008 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)
	16.625	12,077	(2)	1.9	16.625	—
	20.250	13,745	(2)	0.8	20.250	—
	28.990	32,396	(2)	6.1	28.990	—
	31.200	10,000	(3)	7.7	31.200	—

Average/Total	25.364	68,218		4.6	25.364	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $4.84 on December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2008, the intrinsic value of outstanding stock options and exercisable stock options was zero.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 40% vested at December 31, 2008.
     A summary of restricted stock activity under all Company plans for the nine months ended December 31, 2008 is as follows:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2008	39,200	$31.20
Granted	—	—
Vested	9,800	31.20
Forfeited	—	—

Non-vested at December 31, 2008	29,400	$31.20

(11) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance”. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The cash value is included in the other assets category. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and such reviews will be performed annually. Bank-owned life insurance totaled $6.3 million at December 31, 2008.
(12) Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS 157 eliminates the use of a blockage factor for fair value measurements of financial instruments trading in an active market. SFAS 157 was effective for the Company on April 1, 2008.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except those recognized or disclosed at fair value on an annual or more frequently recurring basis. The effective date for SFAS 157 was for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Bank will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets such as goodwill and real property held for sale, and nonfinancial liabilities effective April 1, 2009. Such application is not expected to be material to our results of operations or financial position.
     In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (FSP 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS 157 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption of FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by the Company in measuring the fair value of its financial assets.
(13) Fair Value Disclosures
     Effective April 1, 2008, the Company adopted SFAS 157 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

Level 1	-	Quoted prices for identical instruments in active markets

Level 2	-	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets

Level 3	-	Valuation derived from significant unobservable inputs
The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.
     The only assets of the Company recorded at fair value on a recurring basis at December 31, 2008 were securities available for sale and one impaired loan relationship. The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total
Securities available for sale	$2,436	$33,225	$605	$36,266
Impaired Loans	—	—	$3,223	$3,223
     The securities comprising the balance at December 31, 2008 in the Level 3 column included a collateralized mortgage obligation totaling $599 thousand and asset-backed securities totaling $6 thousand, both of which lacked quoted prices in active markets.

     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At December 31, 2008, impaired loans measured at fair value using Level 3 inputs amounted to $3.2 million, which represents one customer relationship. There were no impaired loans measured at fair value using Level 2 inputs at December 31, 2008. Level 3 inputs utilized to determine the fair value of the impaired loan relationship consists of appraisals and expected cash flows.
     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale
Balance at March 31, 2008	$717
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	(27)
Net accretion of discount and repayment of principal	(85)
Net transfers in/out of Level 3	—

Balance at December 31, 2008	$605

     Of the Level 3 investment securities that were still held by the Company at December 31, 2008, the unrealized loss for the nine months ended December 31, 2008 was $27 thousand, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The changes in Level 3 impaired loans measured at fair value on a recurring basis were (in thousands):

Impaired
Loans
Balance at March 31, 2008	$4,226
Total realized and unrealized losses included in income	(1,100)
Additional principal disbursement	97

Balance at December 31, 2008	$3,223

     The Company did not have any sales, purchases, or transfers of Level 3 loans during the nine months ended December 31, 2008.
     Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.
(14) Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, the Company and the Bank now meet all regulatory requirements to be considered well capitalized.
     The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $2.5 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A Preferred Stock requires prior regulatory approval. The restrictions on redemption are set forth in the Articles of Amendments to the Company’s Articles of Organization (the “Articles of Amendment”) filed with the Secretary of the Commonwealth of Massachusetts on December 3, 2008.
     The Warrant is exercisable at $6.39 per share at any time on or before December 5, 2018. The number of shares of the Company’s common stock issuable upon exercise of the Warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the Warrant with respect to, or exercise the Warrant for, more than one-half of the shares of common stock underlying the Warrant prior to the earlier of (i) the date on which the Company has received aggregate gross proceeds of not less than $10.0 million from one or more qualified equity offerings or December 31, 2009.
     The Warrant was valued at $594,000 and was recognized as equity under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and is reported within additional paid-in capital in the accompanying Consolidated Balance Sheets. The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594 thousand. Therefore, the fair value of the Warrant has been recognized as a discount to the Series A Preferred Stock and Warrant and such discount is being accreted over five years using the effective yield method. The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value of the Warrant for the nine months ended December 31, 2008 were:

Expected life in years	10.00
Expected volatility	54.76%
Dividend yield	3.00%
Risk-free interest rate	2.67%
     See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Events” for more information regarding the impact of the Company’s participation in the TARP Capital Purchase Program on the Company’s and the Bank’s capital ratios.

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
     The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended December 31, 2008 and 2007 and its financial condition at December 31, 2008 compared to March 31, 2008. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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

     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with SFAS No. 114, and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Loans not individually reviewed for impairment in accordance with SFAS 114 are analyzed in accordance with SFAS No. 5. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
     Other Real Estate Owned. Other real estate owned (OREO) is recorded at the lower of book value, or fair market value less estimated selling costs. Property insurance is obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.
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
     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost.
     Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset.

     Accounting for Goodwill and Impairment. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual Impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2008 and management determined that no impairment existed as of December 31, 2008.
Market Events
     The Company’s financial results for both the three and nine months ended December 31, 2008 were significantly impacted by the September 2008 conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) that resulted in a previously announced $9.4 million impairment of the value of the Company’s investment in the preferred stock of these companies during the quarter ended September 30, 2008. No tax benefit was recorded during that period as the losses were initially considered capital losses and there were insufficient capital gains to offset such losses. However, during the quarter ended December 31, 2008, the Company recognized a tax benefit of approximately $3.5 million on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes.
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. For more information on the Series A Preferred Stock and Warrant issued to the Treasury in connection with the TARP Capital Purchase Program, see Note 14 to the Company’s unaudited consolidated financial statements included in this Form 10-Q.

     With the U.S. Department of Treasury’s $10.0 million investment in the Company, the Company and the Bank now meet all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations. As of December 31, 2008, the Company’s and the Bank’s capital ratios were as follows:

	At December 31, 2008
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp (1):
Tier 1 Leverage	8.44%	5.0%
Tier 1 Risk-Based Ratio	12.10%	6.0%
Total Risk-Based Ratio	13.32%	10.0%

Central Co-operative Bank (1):
Tier 1 Leverage	6.81%	5.0%
Tier 1 Risk-Based Ratio	9.75%	6.0%
Total Risk-Based Ratio	10.98%	10.0%

(1)	Reflects $8.0 million in TARP funds received as a capital contribution from the Company to the Bank. The balance of the TARP proceeds, $2.0 million, was contributed as a capital contribution by the Company to the Bank after December 31, 2008. The ratios above reflect that, as of December 31, 2008, such $2.0 million was held by the Company.
Comparison of Financial Condition at December 31, 2008 and March 31, 2008
     Total assets were $552.0 million at December 31, 2008 compared to $571.2 million at March 31, 2008, representing a decrease of $19.2 million, or 3.4%. Total loans (excluding loans held for sale) were $455.9 million at December 31, 2008, compared to $474.9 million at March 31, 2008, representing a decrease of $19.0 million, or 4.0%. This decrease was primarily due to decreases in construction loans of $12.3 million, commercial and industrial loans of $7.1 million, and commercial real estate loans of $563 thousand, partially offset by an increase in residential loans of $818 thousand. Construction loans declined as management de-emphasized this type of lending in the current economic environment. Commercial and industrial loans decreased primarily due to payoffs during the period.
     The allowance for loan losses totaled $4.6 million at December 31, 2008 compared to $3.6 million at March 31, 2008, representing an increase of $1.0 million, or 27.3%. This increase was primarily related to one customer relationship. Based upon management’s regular analysis of the adequacy of the allowance for loan losses (see “Provision for Loan Losses"), management considered the allowance for loan losses to be adequate at both December 31, 2008 and March 31, 2008.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the nine months ended December 31, 2008 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $30.0 million at December 31, 2008 compared to $17.7 million at March 31, 2008, representing an increase of $12.3 million, or 69.2%, comprised of a $12.8 million increase in short-term investments partially offset by a $515 thousand decrease in cash and due from banks. The increase in this category is primarily due to $10.0 million of TARP funds received from the U.S. Department of Treasury. Investment securities totaled $46.4 million at December 31, 2008 compared to $63.1 million at March 31, 2008, representing a decrease of $16.7 million, or 26.5%. The decrease in this category includes the $9.4 million impairment write-down on the Company’s investment in Fannie Mae and Freddie Mac preferred stock, and maturities of corporate and agency debt securities. Stock in the Federal Home Loan Bank of Boston remained unchanged and totaled $8.5 million at both December 31, 2008 and March 31, 2008.
     Banking premises and equipment, net, totaled $3.5 million at December 31, 2008 compared to $4.0 million at March 31, 2008, primarily reflecting amortization of leasehold improvements and depreciation for the period.
     Deferred tax asset totaled $7.4 million at December 31, 2008 compared to $2.6 million at March 31, 2008. The increase in this category is primarily the result of the tax benefit associated with the impairment write-downs on the Company’s Fannie Mae and Freddie Mac preferred stock investments.
     As the result of a foreclosure during the quarter ended December 31, 2008, one residential loan was transferred to the Other Real Estate Owned category on the Bank’s balance sheet. The amount transferred was $102 thousand, which increased the balance of the Other Real Estate Owned account to $191 thousand at December 31, 2008. In total, this category is comprised of two residential properties recorded at market value less estimated selling costs as of December 31, 2008.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.3 million at December 31, 2008 as compared to $6.1 as of March 31, 2008.
     Total deposits amounted to $349.5 million at December 31, 2008 compared to $361.1 million at March 31, 2008, representing a decrease of $11.6 million or 3.2%, reflecting the combined effect of a $4.3 million, or 2.4%, decrease in certificates of deposit, and a $7.3 million, or 4.0% decrease in core deposits (consisting of all noncertificate accounts). Deposits decreased due to continued strong competition in our market area.
     Federal Home Loan Bank advances amounted to $144.6 million at December 31, 2008 compared to $156.7 million at March 31, 2008, representing a decrease of $12.1 million, or 7.7%, as maturing Federal Home Loan Bank advances were paid with available cash on hand.
Comparison of Operating Results for the Quarters Ended December 31, 2008 and 2007
     As mentioned in “Market Events” above, earnings for the quarter ended December 31, 2008 were significantly impacted by the $3.5 million tax benefit on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. Net income for the quarter ended December 31, 2008 was $3.9 million or $2.76 per diluted share, as compared to net income of $656 thousand, or $0.48 per diluted share, for the comparable prior year quarter. In addition to the aforementioned tax benefit on the Fannie Mae and Freddie Mac preferred stock losses, other items contributing to the operating results for the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 were a $458 thousand increase in net interest and dividend income, offset by a $354 thousand decrease in noninterest income, and a $451 thousand increase in noninterest expenses.
     Interest and Dividend Income. Interest and dividend income decreased by $644 thousand, or 8.0%, to $7.4 million for the quarter ended December 31, 2008 as compared to $8.1 million during the same period of 2007. The yield on interest-earning assets declined by 31 basis points primarily due to a 145 basis point reduction in interest income on investments and a 481 basis point reduction in interest income on short-term investments. Items primarily affecting the reduced yield on investments during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 were: (1) $125 thousand less in dividend income as The Co-operative Central Bank, which insures in-full deposits in excess of FDIC limits, paid a special dividend of $125 thousand during the quarter ended December 31, 2007 compared to $0 during the same period of 2008; (2) a reduction of $70 thousand in FHLB stock dividends as the FHLB of Boston reduced its dividend rate from 6.5% to 2.5%, and (3) the elimination of dividend income on approximately $707 thousand in Fannie Mae and Freddie Mac preferred stock.

Although the average balance of short-term investments increased from $4.6 million during the quarter ended December 31, 2007 to $16.3 million during the quarter ended December 31, 2008, interest income on these investments declined by $39 thousand. This decline was primarily due to recessionary economic conditions which resulted in the Federal Reserve’s lowering of the fed funds target rate from a range of 4.75% to 4.25% during the quarter ended December 31, 2007, to a target rate which ranged from a high of 2.0% to a low of 25 to 0 basis points during the quarter ended December 31, 2008. Interest earned on short-term investments is closely tied to the target fed funds rate.
     Interest Expense. Interest expense decreased by $1.1 million, or 24.0%, to $3.5 million for the quarter ended December 31, 2008 as compared to $4.6 million during the same period of 2007 due to decreases in the average rates paid on deposits, FHLB borrowings, and other borrowings. The cost of deposits decreased by 119 basis points from 3.32% during quarter ended December 31, 2007 to 2.13% during the quarter ended December 31, 2008, as some high-cost certificates of deposit were replaced by more cost-effective FHLB borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $170.3 million during the quarter ended December 31, 2008, compared to $181.3 million for the same period in 2007, a decline of $11.0 million. The average balance of FHLB borrowings increased by $5.9 million, from $138.7 million during the quarter ended December 31, 2007 to $144.6 million during the same period of 2008. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average balance of lower-costing nonmaturity deposits increased by $678 thousand to $140.1 million for the quarter ended December 31, 2008, as compared to an average balance of $139.4 million during the same period of 2007. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the quarter ended December 31, 2008 was 6.04%, compared to an average rate of 7.42% during the quarter ended December 31, 2007.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007:

	Three Months Ended December 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$453,209	$6,836	6.03%	$449,420	$6,798	6.05%
Other loans	6,713	105	6.26	14,024	252	7.19
Investment securities	43,476	454	4.18	67,508	950	5.63
Short-term investments	16,290	23	0.56	4,622	62	5.37

Total interest-earning assets	519,688	7,418	5.71	535,574	8,062	6.02

Allowance for loan losses	(4,673)			(3,375)
Noninterest-earning assets	25,781			18,771

Total assets	$540,796			$550,970

Interest-bearing liabilities:
Deposits	$310,361	1,656	2.13	$320,709	2,664	3.32
Advances from FHLB of Boston	144,620	1,670	4.62	138,666	1,726	4.98
Other borrowings	12,343	177	5.74	11,801	215	7.29

Total interest-bearing liabilities.	467,324	3,503	3.00	471,176	4,605	3.91

Noninterest-bearing liabilities	40,152			40,953

Total liabilities	507,476			512,129

Stockholders’ equity	33,320			38,841

Total liabilities and stockholders’ equity	$540,796			$550,970

Net interest and dividend income		$3,915			$3,457

Net interest spread			2.71%			2.11%

Net interest margin			3.01%			2.58%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended December 31, 2008, and 2007, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS No. 5). Based on this analysis, no provision for loan losses was recorded during the quarters ended December 31, 2008 and 2007.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2008, nonperforming loans totaled $9.2 million as compared to $9.6 million on March 31, 2008. The nine loans constituting this category at December 31, 2008 are all secured by real estate collateral located almost exclusively in the Greater Boston area. Eight of these loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure, or a deed in lieu of foreclosure. The other nonperforming loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming assets, management continues to work with borrowers to resolve these situations as soon as possible.
      During both quarters ended December 31, 2008 and December 31, 2007, the Company recorded no provision for loan losses. Management believes there are adequate reserves and collateral securing the above-described nonperforming loans to cover losses that may result from such loans. Based on all relevant and then available information, management believes that the allowance for loan losses as of December 31, 2008 was adequate at that date. As a result of a foreclosure during the quarter ended December 31, 2008, one residential loan was transferred to the Other Real Estate Owned category on the Bank’s balance sheet. The amount transferred was $102 thousand, which increased the balance of the Other Real Estate Owned account to $191 thousand at December 31, 2008.
     Noninterest Income. Noninterest income decreased by $354 thousand to $432 thousand during the quarter ended December 31, 2008 as compared to noninterest income of $786 thousand during the same period of 2007. This decrease was mainly the result of net gains on the sale of investment securities, which totaled $359 thousand during the quarter ended December 31, 2007 and $0 during the quarter ended December 31, 2008. Gains on the sale of loans decreased by $11 thousand. Income on bank-owned life insurance policies purchased during the quarter ended December 31, 2007 totaled $78 thousand during the quarter ended December 31, 2008, compared to $23 thousand during the same period of 2007.
     Noninterest Expenses. Noninterest expenses increased by $451 thousand or 13.5%, to $3.8 million for the quarter ended December 31, 2008 as compared to $3.3 million during the quarter ended December 31, 2007. For the 2008 quarter, increases in salaries and benefits of $12 thousand, marketing expenses of $157 thousand, occupancy and equipment expenses of $46 thousand, professional fees of $25 thousand and other expenses of $234 thousand, were partially offset by a decrease in data processing fees of $23 thousand. Included in other expenses for the quarters ended December 31, 2008 and 2007 were foreclosure and collection expenses of $243 thousand and $0, respectively. The $234 thousand of foreclosure and collection expenses during the quarter ended December 31, 2008 are primarily related to one borrower. Overall, management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $12 thousand, or 0.6%, to $2.0 million during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007 primarily due to open positions being filled and salary increases granted for the first time since April 2006, bank-owned life insurance related expenses, and a reduction in deferred loan origination costs. Partially offsetting the aforementioned increases were reductions in ESOP compensation expenses, pension expenses, and commissions.
     Advertising and marketing expenses increased by $157 thousand to $158 thousand during the quarter ended December 31, 2008 as compared to $1 thousand during the same period of 2007 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses increased by $46 thousand, or 8.6%, to $579 thousand during the quarter ended December 31, 2008 as compared to $533 thousand during the same period of 2007 primarily due to increases in rents, real estate taxes, utilities, computer maintenance costs, and repairs and maintenance, partially offset by decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, as well as decreases in equipment rental expenses and security expenses.
     Data processing charges decreased by $25 thousand, or 10.5% to $196 thousand during the quarter ended December 31, 2008 as compared to $219 thousand during the same period of 2007, due to a reduction in certain processing costs.
     Income Taxes. Although the Company had pre-tax income of $556 thousand for the quarter ended December 31, 2008, a benefit for income taxes of $3.4 million was recorded mainly due to a $3.5 million tax benefit resulting from the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permits the Company to treat losses incurred on its Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes (see the Market Events section of this document).

     The Commonwealth of Massachusetts adopted new legislation on July 3, 2008, which will change the taxation of business entities. Effective for years beginning on or after January 1, 2009, corporations doing business in Massachusetts now will be required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts now will therefore be required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter. As a result of this new legislation, the Company recorded a $59 thousand reduction of its deferred tax asset and a $59 thousand increase in its provision for income taxes during the quarter ended September 30, 2008.
Comparison of Operating Results for the Nine Months Ended December 31, 2008 and 2007
     As mentioned in “Market Events” above, earnings for the nine months ended December 31, 2008 were significantly impacted by the net after-tax loss of $5.9 million related to the September 2008 write-down of the investment in Fannie Mae and Freddie Mac preferred stock.
     Net loss for the nine months ended December 31, 2008 was $5.1 million, or $(3.73) per diluted share, as compared to net income of $1.3 million, or $0.99 per diluted share, for the nine months ended December 31, 2007. In addition to the aforementioned after-tax loss related to the impairment of Fannie Mae and Freddie Mac preferred stock, other items contributing to the operating results for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 were a $2.0 million increase in net interest and dividend income, a $1.4 million increase in the provision for loan losses, a $685 thousand decrease in noninterest income, an increase in noninterest expenses of $766 thousand, and a decrease of $263 thousand in the provision for income taxes.
     Interest and Dividend Income. Interest and dividend income decreased by $951 thousand, or 4.0%, to $23.1 million for the nine months ended December 31, 2008 compared to $24.0 million for the same period of 2007 primarily due to decreases in the average balances of investment securities, and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans increased primarily due to increases in the average balances of commercial real estate and residential loans as the Bank continued to focus on originating these types of loans during the period. The average balance on investment securities declined as maturities and principal repayments were used to fund loan growth and an increase in short-term investments. Additionally, the average balance of investment securities during the nine months ended December 31, 2008 was negatively impacted by the $9.4 million impairment write-down of Fannie Mae and Freddie Mac preferred stock which occurred during the quarter ended September 30, 2008. The yield on short-term investments was 1.51% during the nine months ended December 31, 2008 as compared to 5.30% during the same period of 2007. Although the average balance of short-term investments increased from $8.1 million during the nine months ended December 31, 2007 to $11.7 million during the nine months ended December 31, 2008, interest income on these investments declined by $189 thousand. This decline was primarily due to recessionary economic conditions which resulted in the Federal Reserve’s lowering of the fed funds target rate from a range of 5.25% to 4.75% during the nine months ended December 31, 2007, to a target rate which ranged from a high of 2.25% to a low of 25 to 0 basis points during the nine months ended December 31, 2008. Interest earned on short-term investments is closely tied to the target fed funds rate.
     Interest Expense. Interest expense decreased by $3.0 million, or 21.0%, to $11.0 million for the nine months ended December 31, 2008 compared to $14.0 million for the same period of 2007. The cost of deposits decreased by 108 basis points from 3.35% during the nine months ended December 31, 2007 to 2.27% during the nine months ended December 31, 2008, as some high-cost certificates of deposit were replaced by more cost-effective FHLB borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $172.8 million during the nine months ended December 31, 2008, compared to $191.3 million for the same period in 2007, a decline of $18.5 million. The average balance of lower-costing non-maturity deposits increased by $6.6 million to $144.0 million for the nine months ended December 31, 2008, as compared to an average balance of $137.4 million during the same period of 2007. The average balance of FHLB borrowings increased by $13.7 million, from $134.2 million during the nine months ended December 31, 2007 to $147.9 million during the same period of 2008. The decrease in the average cost of these funds was the result of a decrease in market interest rates.

The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the nine months ended December 31, 2008 was 6.01%, compared to an average rate of 7.32% during the same period of 2007.
     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007:

	Nine Months Ended December 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$457,478	$20,573	6.00%	$448,334	$20,360	6.06
Other loans	9,176	435	6.32	11,354	637	7.48
Investment securities	57,328	1,942	4.52	71,770	2,715	5.04
Short-term investments	11,678	132	1.51	8,078	321	5.30

Total interest-earning assets	535,660	23,082	5.75	539,536	24,033	5.94

Allowance for loan losses	(4,091)			(3,690)
Noninterest-earning assets	22,407			18,522

Total assets	$553,976			$554,368

Interest-bearing liabilities:
Deposits	$316,759	5,400	2.27	$328,640	8,263	3.35
Advances from FHLB of Boston	147,943	5,124	4.62	134,235	5,077	5.04
Other borrowings	11,907	520	5.82	11,946	643	7.18

Total interest-bearing liabilities.	476,609	11,044	3.09	474,821	13,983	3.93

Noninterest-bearing liabilities	41,259			41,080

Total liabilities	517,868			515,901

Stockholders’ equity	36,108			38,467

Total liabilities and stockholders’ equity	$553,976			$554,368

Net interest and dividend income		$12,038			$10,050

Net interest spread			2.66%			2.01

Net interest margin			3.00%			2.48

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the nine-month period ended December 31, 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company recorded a provision of $1.1 million during the nine months ended December 31, 2008, as compared to a negative provision for loan losses of $300 thousand during the corresponding 2007 period.

     At December 31, 2008, nonperforming loans totaled $9.2 million as compared to $9.6 million on March 31, 2008. Management has evaluated the financial condition of the borrowers as well as the collateral of the loans and, based upon all relevant and then available information, believes it has properly identified potential losses relating to such loans as of December 31, 2008. Based on all relevant and then available information, management believes that the allowance for loan losses as of December 31, 2008 was adequate as of that date. As mentioned above, a foreclosure during the quarter ended December 31, 2008, resulted in the transfer of one residential loan to the Other Real Estate Owned category on the Bank’s balance sheet. The amount transferred was $102 thousand, resulting in a balance of $191 thousand in the Other Real Estate Owned category at December 31, 2008. There was no Other Real Estate Owned at March 31, 2008.
     Noninterest Income. Noninterest income decreased by $10.1 million to a noninterest loss of $8.2 million during the nine months ended December 31, 2008 compared to noninterest income of $1.8 million during the same period of 2007 primarily due to impairment write-downs on Fannie Mae and Freddie Mac preferred stock of $9.4 million, and a net loss of $144 thousand related to gains, losses and write-downs on other investment securities during the nine months ended December 31, 2008 compared to gains on the sale of securities of $647 thousand during the nine months ended December 31, 2007. Based upon management’s analysis of the investment portfolio as of December 31, 2008, the remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. Gains on the sale of loans decreased by $73 thousand as most residential loans originated during the nine months ended December 31, 2008 were retained in the Bank’s portfolio rather than being sold in the secondary market. Income on bank-owned life insurance policies purchased during the quarter ended December 31, 2007 totaled $236 thousand during the nine months ended December 31, 2008 as compared to $23 thousand during the same period of 2007.
     Noninterest Expenses. Noninterest expense increased by $766 thousand, or 7.5%, to $11.0 million during the nine months ended December 31, 2008 as compared to $10.2 million during the same period of 2007. This increase is due to increases in salaries and benefits of $272 thousand, marketing costs of $239 thousand, occupancy and equipment costs of $95 thousand, professional fees of $7 thousand and other expenses of $218 thousand, partially offset by a decrease in data processing costs of $65 thousand. Included in other expenses the nine months ended December 31, 2008 and 2007 were foreclosure and collection expenses of $261 thousand and $34, respectively. The $261 thousand of foreclosure and collection expenses during the nine months ended December 31, 2008 are primarily related to one borrower. Overall, management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $272 thousand, or 4.5%, to $6.3 million during the nine months ended December 31, 2008 as compared $6.0 million during the same period of 2007 primarily due to open positions being filled and salary increases being granted for the first time since April 2006, bank-owned life insurance related expenses, and reductions in deferred loan origination costs. Partially offsetting these increases were decreases in ESOP compensation and pension costs.
     Advertising and marketing expenses increased by $239 thousand to $247 thousand during the nine months ended December 31, 2008 as compared to $8 thousand during the same period of 2007 as management strategically decided to increase these expenses on a limited basis.
     Office occupancy and equipment expenses increased by $95 thousand, or 5.9%, to $1.7 million during the nine months ended December 31, 2008 as compared $1.6 million during the same period of 2007 primarily due to increases in rents, real estate taxes, utilities, computer maintenance costs, and bank building expenses, partially offset by decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, as well as decreases in property insurance costs and security expenses.

     Data processing costs decreased by $65 thousand, or 9.8%, to $596 thousand during the nine months ended December 31, 2008 as compared to $661 thousand during the same period of 2007 due to a reduction in certain processing costs.
     Income Taxes. The tax benefit of $3.2 million for the nine months ended December 31, 2008 included a $3.5 million tax benefit associated with the impairment losses of $9.4 million on Fannie Mae and Freddie Mac preferred stock investments.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At December 31, 2008, the Company had approximately $45.1 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At December 31, 2008, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $23.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2008, the Company believes it has sufficient funds available to meet its current loan commitments.
     As previously discussed, on December 5, 2008, the Company sold $10.0 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of Treasury under the TARP Capital Purchase Program. The following table sets forth the capital positions of the Company and the Bank at December 31, 2008 after giving effect to the Treasury’s investment:

	At December 31, 2008
		Regulatory
		Threshold
		For Well
	Actual	Capitalized

Central Bancorp (1):
Tier 1 Leverage	8.44%	5.0%
Tier 1 Risk-Based Ratio	12.10%	6.0%
Total Risk-Based Ratio	13.32%	10.0%

Central Co-operative Bank (1):
Tier 1 Leverage	6.81%	5.0%
Tier 1 Risk-Based Ratio	9.75%	6.0%
Total Risk-Based Ratio	10.98%	10.0%

(1)	Reflects $8.0 million in TARP funds received as a capital contribution from the Company to the Bank. The balance of the TARP proceeds, $2.0 million, was contributed as a capital contribution by the Company to the Bank after December 31, 2008. The ratios above reflect that, as of December 31, 2008, such $2.0 million was held by the Company.
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

     For the year ended March 31, 2008 and for the nine months ended December 31, 2008, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in: (1) Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission (“SEC”) on June 20, 2008; and (2) Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008 and September 30, 2008, as filed with the SEC on August 14, 2008 and November 14, 2008, respectively. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2008.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     Not applicable.

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

10.1	Amended and Restated Central Bancorp, Inc. Deferred Compensation Plan for Non-Employee Directors*(1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

*	Management contract or compensatory plan, contract or arrangement.

(1)	Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
February 17, 2009	By:	/s/ John D. Doherty
John D. Doherty
Chairman, President and Chief Executive Officer

February 17, 2009	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer