Form 10-K
period 2009-03-31
CENTRAL BANCORP INC /MA/
filed 2009-06-23
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25251
CENTRAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3447594

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 628-4000
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share,	The NASDAQ Stock Market LLC
and Related Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was approximately $10.6 million as of September 30, 2008.
At June 15, 2009, the registrant had 1,639,951 shares of its common stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CENTRAL BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Note Regarding Forward-Looking Statements
     This document, as well as other written communications made from time to time by Central Bancorp, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s Troubled Asset Relief Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.
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
     The Bank. Central Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the purchase, refinancing, and construction of residential properties and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank sells some of its residential mortgage loan production in the secondary mortgage market. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and common and preferred equity securities. The Bank also offers investment services (including annuities) to its customers through a third party broker-dealer and its insurance affiliate.
     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through nine full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Medford, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, a stand-alone 24-hour automated teller machine (“ATM”) in Somerville, Massachusetts as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). Due to issues associated with the recent economic downturn, FDIC deposit insurance costs have increased considerably. See “Regulation and Supervision of the Bank”: “Insurance of Deposit Accounts” for additional information regarding deposit insurance premiums.
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
Competition
     The Bank’s competition for savings deposits has historically come from other co-operative banks, savings banks, credit unions, savings and loan associations and commercial banks located in Massachusetts generally, and in the Boston metropolitan area, specifically. With the advent of interstate banking, the Bank also faces competition from out-of-state banking organizations. In the past, during times of high interest rates, the Bank has also experienced additional significant competition for deposits from short-term money market funds and other corporate and government securities. The Bank has faced continuing competition for deposits from other financial intermediaries, including those operating over the Internet.
     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, Internet banking, preauthorized payment and withdrawal systems, tax-deferred retirement programs and other miscellaneous services such as money orders, travelers’ checks and safe deposit boxes. The Bank usually does not rely upon any individual, group or entity for a material portion of its deposits. However, at March 31, 2009, certificates of deposit acquired from the

Commonwealth of Massachusetts totaled $28.7 million, or 7.7% of total deposits, compared to $5.1 million, or 1.4% of total deposits, at March 31, 2008. These funds were acquired by the Bank to reduce funding costs or to strategically provide additional liquidity during the current economic downturn.
     The Bank’s competition for real estate loans comes principally from mortgage banking companies, cooperative banks and savings banks, credit unions, savings and loan associations, commercial banks, insurance companies and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. The competition for loans encountered by the Bank, as well as the types of institutions with which the Bank competes, varies from time to time depending upon certain factors, including the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, volatility in the mortgage markets and other factors which are not readily predictable.
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
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2009, the Bank originated loans totaling $98.3 million. Of the total loans originated during fiscal 2009, $86.7 million, or 88.2%, were residential mortgage loans, $5.2 million, or 5.3% were construction loans and $4.0 million, or 4.1%, were commercial mortgage loans. During the years ended March 31, 2009 and 2008, the Bank sold $11.0 million and $13.2 million, respectively, of residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings deposit flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio decreased by $14.2 million, or 3.1%, to $460.7 million at March 31, 2009 from $474.9 million at March 31, 2008. The decrease was primarily due to decreases in the construction and commercial and industrial portfolios, partially offset by growth in the residential and commercial real estate portfolios. During fiscal 2009, management de-emphasized construction lending as a result of the current market environment. Commercial and industrial loans decreased primarily due to the repayment of such loans. During fiscal 2009, management focused on increasing the residential and commercial real estate portfolios as these loans generally have less risk compared to construction lending.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated:

	At March 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(Dollars in Thousands)
Mortgage loans:
Residential	$183,327	39.80%	$178,727	37.6%	$175,259	38.1%	$160,381	38.6%	$159,838	41.4%
Commercial	249,941	54.25	244,496	51.5	235,535	51.1	213,935	51.5	194,326	50.3
Construction	14,089	3.06	30,950	6.5	35,011	7.6	27,680	6.7	17,187	4.4
Home equity	7,347	1.59	6,559	1.4	6,901	1.5	7,505	1.8	9,194	2.4

Total mortgage loan	454,704	98.70	460,732	97.0	452,706	98.3	409,501	98.6	380,545	98.5

Other loans:
Commercial and industrial	4,834	1.05	13,173	2.8	6,605	1.4	4,457	1.1	4,786	1.2
Consumer	1,132	0.25	1,037	0.2	1,231	0.3	1,360	0.3	1,051	0.3

Total other loan	5,966	1.30	14,210	3.0	7,836	1.7	5,817	1.4	5,837	1.5

Total loans	460,670	100.0%	474,942	100.0%	460,542	100.0%	415,318	100.0%	386,382	100%

Less:
Allowance for loan losses	3,191		3,613		3,881		3,788		3,681

Loans, net	$457,479		$471,329		$456,661		$411,530		$382,701

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2009 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In Thousands)
Commercial and industrial loans	$3,150	$1,289	$395	$4,834
Construction loans	12,312	936	841	14,089

Total	$15,462	$2,225	$1,236	$18,923

     Residential Lending. Residential mortgage loans at March 31, 2009 totaled $183.3 million, or 39.8%, of the total loan portfolio. Fixed-rate residential mortgages totaled $129.1 million, or 70.4%, of the residential loan portfolio and adjustable-rate loans totaled $54.2 million, or 29.6%, of the residential loan portfolio.
     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank seeks to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2004 and fiscal 2005. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30-year fixed-rate mortgage loan. This activity slowed during fiscal 2006 and fiscal 2007 as long-term rates increased, presenting homeowners with fewer refinance opportunities. During fiscal 2008, refinance activity remained low as mortgage rates remained steady, but the increase in home values slowed, limiting the opportunity for borrowers to take cash out when they refinanced. During fiscal 2009, the economy slid into a recession that resulted in declines in home values and high unemployment rates. While 30-year fixed-rate residential mortgage rates declined to the 5% range, many borrowers were unable to refinance due to high loan to value ratios of their residential properties. Although the Bank’s residential loan portfolio increased by $4.6 million or 2.6%, during fiscal 2009 as compared to fiscal 2008, loan origination and sale activity declined and as a result, and the Company’s gains on sale of loans decreased during fiscal 2009 as compared to fiscal 2008.
     The Bank’s adjustable-rate residential mortgage loans have a maximum term of 30 years, and allow for periodic interest rate adjustments. The Bank prices the initial rate competitively, but generally avoids initial deep discounts from contracted indices and margins. The Bank has adopted the U.S. Treasury Securities Index, adjusted to a constant maturity of one to three years, as its primary index. The margin at which adjustable-rate loans is generally set is 2.875 percentage points over the stated index. Interest rate adjustments on adjustable mortgage loans are capped at two percentage points per adjustment and six percentage points over the life of the loan.
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
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five-year FHLB classic advance rate plus a margin of 1.75 to 2.50 percentage points. As of March 31, 2009, the Bank’s commercial mortgage portfolio totaled $249.9 million and constituted 54.3% of the total loan portfolio. The growth in the commercial mortgage loan portfolio in fiscal 2009, which totaled $5.4 million, or 2.2%, is attributable to the continued focus by the Bank in the commercial mortgage market. This strategy was initiated in 2002 with the Bank’s hiring of additional experienced commercial lenders and credit administration personnel. This planned growth was aided by opportunities created by the declining rate environment prevailing during the past four years.
     Commercial real estate loans are generally made for up to 75% of the appraised value of the property. Commercial real estate loans currently offered by the Bank have maturities of up to 20 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank’s interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.
     The Bank’s construction loans totaled $14.1 million, or 3.1%, of the Bank’s loan portfolio at March 31, 2009. Construction loans are generally short-term in nature and have maturities of up to two years. The Bank grants loans to construct residential dwellings and commercial real estate projects. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Currently, construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and after receipt of title updates.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. Generally, the loan term is 20 years with interest only due during the first 10 years, and then principal and interest due for the remaining 10 years. The Bank’s home equity loans outstanding totaled $7.3 million, or 1.6% of the Bank’s loan portfolio at March 31, 2009.

     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer, and other loans totaled $6 million, or 1.3% of the total loan portfolio on March 31, 2009. The Bank’s commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses that are generally made on a secured basis. The decrease in commercial and industrial loans in fiscal 2009 was primarily attributable to the repayment of loans secured by taxi medallions, as these loans totaled $1.1 million at March 31, 2009, compared to $7.0 million at March 31, 2008. The Bank engages in consumer lending primarily as an accommodation to existing customers.
     Risks of Residential and Commercial Real Estate, Construction, and Commercial and Industrial Lending. Declining home values and default risk are the primary risks associated with residential lending. However, commercial real estate, construction and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve a higher degree of risk of loss than long-term financing on improved occupied real estate because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see “Nonperforming Assets” below.
     Origination Fees and Other Fees. The Bank currently collects origination fees on some of the real estate and commercial loan products it offers. Fees to cover the cost of appraisals, credit reports and other direct costs are also collected. Loan origination fees collected vary in proportion to the level of lending activity, as well as competitive and economic conditions.
     The Bank imposes late charges on all loan products it offers with the exception of equity lines of credit and loans secured by deposits. The Bank also collects prepayment premiums and partial release fees on commercial real estate and construction loans where such items are negotiated as part of the loan agreement.
     Loan Solicitation and Processing. Loan originations come from a number of sources and are attributable to walk-in customers, existing customers, real estate brokers and builders, as well as the purchase of residential and commercial loans from other financial institutions. During fiscal 2009, the Bank purchased $6.1 million in residential loans and participated in $348 thousand of commercial real estate loans. The Bank also utilizes in-house originators in the origination of residential real estate loans. Commercial real estate loans are originated by the Bank’s team of commercial loan officers. Consumer loans result from both walk-in and existing customers.
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
     The Bank has instituted additional procedures to closely monitor loans and bring potential problems to management’s attention early in the collection process. The Bank prepares a monthly watch list of potential problem loans including currently performing loans, and the Bank’s Senior Loan Officer reviews delinquencies with the Security Committee of the Board of Directors at least monthly. Due to the high priority given to monitoring asset quality, senior management is involved in the early detection and resolution of problem loans. Additionally, the Bank has a workout committee comprised of the Bank’s Senior Loan Officer and other lending personnel that meets regularly to discuss the ongoing resolution of any loans identified for special review.
     The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis, nonperforming loans	$4,617	$9,606	$330	$1,220	$190
Restructured loans	150	—	—	—	—
Real estate acquired by foreclosure or deed	2,986	—	—	—	—

Total nonperforming assets	$7,753	$9,606	$330	$1,220	$190

Impaired loans, accruing	$—	$136	$—	$—	$—

Nonperforming loans to total loans	1.03%	2.02%	0.07%	0.29%	0.05%

Nonperforming assets to total assets	1.35%	1.68%	0.06%	0.22%	0.04%
     While the Company has experienced increased levels of nonperforming assets at March 31, 2009 and March 31, 2008 when compared to fiscal year-end non-performing asset balances during the period from March 31, 2005 through March 31, 2007, such increases are primarily related to two customer relationships. At March 31, 2008, loans to these two customers totaled $8.3 million, or 86.3% of total nonperforming assets. One relationship was comprised of residential construction loans to construct two homes, and the other relationship was a commercial real estate loan secured by a property containing residential and commercial condominiums. During fiscal 2009, the two residential properties were foreclosed upon, and these foreclosed properties represent the majority of the balance of real estate acquired by deed in lieu of foreclosure as of March 31, 2009. As of March 31, 2009, non-performing assets related to these two customer relationships totaled $6.1 million, or 78.1% of nonperforming assets. While bankruptcy filings have extended the time required to resolve some situations involving nonperforming assets, management continues to work with borrowers and bankruptcy trustees to resolve these situations as soon as possible. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. At March 31, 2009, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. For more information regarding non-performing loans, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Provision for Loan Losses.”
     Allowance for Loan Losses. The allowance for loan losses is designed to be maintained at a level which management considered adequate at March 31, 2009 to provide for probable losses based on an evaluation of known and inherent risks in the portfolio. Such evaluation for each of the periods reported includes identification of adverse situations which may affect the ability of certain borrowers to repay, a review of overall portfolio size, quality, composition and an assessment of existing and anticipated economic conditions. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Specific allocations are made based on evaluations that we believe to be appropriate in accordance with Statement of Financial Accounting Standard No. 114,“Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Loans not individually reviewed for impairment in accordance with SFAS No. 114 are analyzed in accordance with Statement of Financial Accounting Standard No. 5,“Accounting for Contingencies” (“SFAS No. 5”). As set forth by SFAS No. 5, general allowance allocations for losses on the remaining non-impaired loans are based on pools of similar loans using a combination factors including historical loss experience, loan to value ratios, national and local economic conditions, portfolio volume and nature, staff depth/experience, past dues and nonaccruals, loan review/oversight, quality of underwriting standards, effects of concentrations, and impact of competition and legal considerations. While management uses available information in establishing the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions/reductions to the allowance are charged/credited to earnings and realized losses, net of recoveries, are charged to the allowance. Management evaluates the level of the allowance for loan losses on a regular basis. During the second quarter of fiscal 2008, management’s evaluation resulted in the Company recording a negative provision of $300 thousand, based upon the aforementioned allowance for loan losses evaluation factors as well as revised guidance published by Federal regulatory authorities. During the fourth quarter of fiscal 2008, a provision of $230 thousand was recorded based upon management’s impairment analysis related to one customer relationship. During fiscal 2009, a $2.1 million provision was recorded which was comprised of $1.6 million related to the same aforementioned customer relationship, and $525 thousand related to management’s evaluation of various loss evaluation factors. Certain loan loss factor ratios were increased during the fourth quarter of fiscal 2009 primarily due to recessionary economic conditions. Based on management’s analysis of the allowance for loan losses, the current allowance for loan losses is considered adequate as of March 31, 2009.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Refer to the discussion of “Allowance for Loan Losses” in “Item 1. Business” and Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

     Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgment different from those of management. The following table presents activity in the allowance for loan losses during the years indicated:

	At or for the Years Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of year	$3,613	$3,881	$3,788	$3,681	$3,537

Provision (reduction of provision)	2,125	(70)	80	100	100

Charge-offs:
Construction	(2,201)	—	—	—	—
Residential mortgage	(144)	—	—	—	—
Commercial mortgage	(178)	(173)	—	—	—
Other loans	(36)	(76)	(48)	(39)	(3)

Total charge-offs	(2,559)	(249)	(48)	(39)	(3)

Recoveries:
Residential mortgage	3	—	—	—	—
Commercial mortgage	—	37	43	37	39
Other loans	9	14	18	9	8

Total recoveries	12	51	61	46	47

Net (charge-offs) recoveries	(2,547)	(198)	13	7	44

Balance at end of year	$3,191	$3,613	$3,881	$3,788	$3,681

Average loans outstanding during the year	$464,288	$462,164	$433,935	$406,474	$365,130
Ratio of net charge-offs to average loans	0.55%	0.04%	n/a	n/a	n/a

Total loans outstanding at end of year	$460,670	$474,942	$460,542	$415,318	$386,382
Ratio of allowance for loan losses to loans at end of year	0.69%	0.76%	0.84%	0.91%	0.95%

n/a means either not applicable or not meaningful

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated:

	At March 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in Thousands)
Mortgage loans:
Residential	$655	39.80%	$520	37.60%	$456	38.10%	$443	38.60%	$422	41.40%
Commercial	1,941	54.25	1,616	51.50	2,642	51.10	2,653	51.50	2,740	50.30
Construction	406	3.06	1,246	6.50	587	7.60	523	6.70	334	4.40
Home equity	114	1.59	86	1.40	84	1.50	88	1.80	100	2.40

Total mortgage loans	3,116	98.70	3,468	97.00	3,769	98.30	3,707	98.60	3,596	98.50
Other loans	75	1.30	145	3.00	112	1.70	81	1.40	85	1.50

Total	$3,191	100.00%	$3,613	100.00%	$3,881	100.00%	$3,788	100.00%	$3,681	100.00%

Investment Activities
     The primary objective of the investment portfolio is to achieve a competitive rate of return over a reasonable period of time and to provide liquidity. As a Massachusetts chartered bank, the Bank is authorized to invest in various obligations of federal and state governmental agencies, corporate bonds and other obligations and, within certain limits, common and preferred stocks. The Bank’s investment policy requires that corporate debt securities be rated as “investment grade” at the time of purchase. A security that is downgraded below investment grade will require additional analysis relative to perceived credit quality, market price, and overall impact on capital/earnings before a decision is made as to hold or sell. For all sub-investment grade corporate holdings, additional analysis of creditworthiness is required. The Bank’s investment in common and preferred stock is generally limited to large, well-known corporations whose shares are actively traded. The size of the Bank’s holdings in an individual company’s stock is also limited by policy. A portion of the Bank’s investment portfolio consists of mortgage-backed securities which represent interests in pools of residential mortgages. Such securities include securities issued and guaranteed by the Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and the Government National Mortgage Association (“GNMA”) as well as collateralized mortgage obligations (“CMOs”) issued primarily by FNMA and FHLMC.
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2009, all of the Bank’s marketable investments were classified as available for sale.
     As previously reported, the Company’s investments in the perpetual preferred stock of the FNMA and FHLMC were significantly impacted by the September 2008 conservatorship of FNMA and FHLMC, giving control of their management to the Federal Housing Finance Agency and prohibiting FNMA and FHLMC from paying dividends on their existing common and preferred stock. This event resulted in a $9.4 million impairment of the value of the Company’s investment in these entities during the quarter ended September 30, 2008. These impairment changes were partially offset by a tax benefit of approximately $3.5 million due to the October 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the FNMA and FHLMC preferred stock as ordinary losses for federal income tax purposes. See Note 2 to the Consolidated Financial Statements in this Form 10-K.

     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated:

	At March 31,
	2009	2008	2007
	(Dollars in Thousands)
U.S. Government and agency obligations	$1,503	$3,547	$19,768

Corporate bonds	701	8,312	13,697
Mortgage-backed securities	28,353	22,450	27,387
Trust preferred securities	750	1,012	—

Total debt securities	31,307	35,321	60,852
Preferred stock	1,650	11,422	—

Common stock	2,258	6,217	4,911

Total investment securities	$35,215	$52,960	$65,763

Percentage of total assets	6.12%	9.27%	11.6%

     There were no investment holdings, other than those of the U.S. government and its agencies, for which the Company’s aggregate holding of one issuer exceeded 10% of stockholders’ equity as of March 31, 2009.
     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2009:

	One Year or Less		One to Five Years			Five to Ten Years			More than Ten Years			Total Investment Portfolio
	Amortized	Average	Amortized	Average		Amortized	Average		Amortized	Average		Amortized	Fair	Average
	Cost	Yield	Cost	Yield		Cost	Cost		Cost	Yield		Cost	Value	Yield
	(Dollars in Thousands)
U.S. government and agency obligations	$1,500	4.03%	$—		%	$—		%	$—		%	$1,500	$1,503	4.03%
Corporate bonds	—	—	—			1,984	7.02		—			1,984	701	7.02
Mortgage-backed securities	—	—	4,468	4.10		3,117	4.36		20,228	5.55		27,813	28,353	4.55
Trust Preferred securities	—	—	—	—		—	—		1,003	7.78		1,003	750	7.78

Total	$1,500		$4,468			$5,101			$21,231			$32,300	$31,307

Deposits, Borrowed Funds, and Other Sources of Funds
     General. Savings accounts and other types of deposits have traditionally been an important source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, loan sales, borrowings and from other operations. The availability of funds is influenced by the general level of interest rates and other market conditions. Scheduled loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities. During fiscal 2003, the Bank entered into a retail CD brokerage agreement with a major brokerage firm. Since entering into the agreement, the Bank has not obtained brokered deposits but rather maintains the relationship as a potential secondary source of liquidity.
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
     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated:

	Years Ended March 31,
	2009			2008			2007
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in Thousands)
Demand deposit accounts	$38,807	10.92%	—%	$37,863	10.38%	—%	$38,832	9.95%	—%
NOW accounts	26,029	7.32	0.37	28,384	7.78	0.63	30,005	7.69	0.61
Passbook and other savings accounts	50,240	14.13	0.51	52,071	14.28	0.60	59,354	15.22	0.64
Money market deposit accounts	67,111	18.88	2.30	58,211	15.97	3.64	35,287	9.05	2.28
Term deposit certificates	173,303	48.75	2.95	188,101	51.59	4.34	226,630	58.09	4.33

Total deposits	$355,490	100.00%	1.97%	$364,630	100.00%	2.96%	$390,108	100.00%	2.86%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2009 (In Thousands):

Maturity Period:
Three months or less	28,599
Three through six months	$39,225
Six through twelve months	16,898
Over twelve months	775

Total	$85,497

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans, and all of the Bank’s stock in the FHLB of Boston. At March 31, 2009, the Bank had advances outstanding from the FHLB of Boston of $144.6 million and unused borrowing capacity, based on available collateral, of approximately $52.2 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund and the Federal Reserve Bank, and a line of credit with a correspondent bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term borrowings under a line of credit, at the dates and for the periods indicated:

	At or for the
	Years Ended March 31,
	2009	2008	2007
	(Dollars in Thousands)
Amounts outstanding at end of period	$144,583	$156,691	$125,000
Weighted average rate at end of period	4.52%	4.57%	5.11%
Maximum amount of borrowings outstanding at any month end	$156,682	$161,700	$140,371
Approximate average amounts outstanding at any month end	$147,117	$140,925	$112,070
Approximate weighted average rate during the year	4.59%	4.97%	5.40%
     Troubled Asset Relief Program Capital Purchase Program. On December 5, 2008, the Company sold $10.0 million in Series A preferred stock (the “Series A Preferred Stock”) to the U.S. Department of Treasury (“U.S.

Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. Participation in this program provided an additional source of funds during the fiscal year ended March 31, 2009.
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rates on the Trust I Debentures and trust preferred securities are variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2009, the interest rate was 3.76%.
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
     During January 2009, the Bank established a wholly-owned subsidiary, Metro Real Estate Holdings, LLC. The subsidiary was formed to, among other things, hold, maintain, and dispose of certain foreclosed properties acquired from the Bank.

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
     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA) to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. There is a presumption of “control” where the acquiring person will own, control or hold with power to vote 10% or more of any class of voting security of a bank holding company or insured bank if, like the Company, the company involved has registered securities under Section 12 of the Securities Exchange Act of 1934.
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
     In addition, under the terms of the TARP Capital Purchase program, prior to the earlier of (1) December 5, 2011 or (ii) the date on which all of the Company’s preferred shares held by the U.S. Department of Treasury have been redeemed in full, the Company cannot increase its quarterly cash dividend above $0.18 per common share.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ending March 31, 2009 in this annual report on Form 10-K. We have performed reviews regarding our internal controls over financial reporting during the fiscal year ended March 31, 2009, and we believe that such internal controls are adequate. The Company is currently considered a smaller reporting company with the SEC and will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting for its fiscal year ending March 31, 2010.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. In 1990, legislation was enacted permitting banks nationwide to enter the Bank’s market area and compete for deposits and loan originations. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts cooperative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Cooperative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2009 totaled $42,209.
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
     At March 31, 2009, the Bank’s ratio of Tier 1 capital to average assets was 6.61%, its ratio of Tier 1 capital to risk-weighted assets was 9.84% and its ratio of total risk-based capital to risk-weighted assets was 10.69%.
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
     In addition, as previously mentioned, under the terms of the TARP Capital Purchase program, prior to the earlier of (1) December 5, 2011 or (ii) the date on which all of the Company’s preferred shares held by the U.S. Department of Treasury have been redeemed in full, the Company cannot increase its quarterly cash dividend above $0.18 per common share.
     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit institutions that meet all applicable capital requirements to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31,

2009, the Bank had common stocks, preferred stocks, and money market mutual funds, with a market value of $4.0 million, which were held under such grandfathering authority.
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and effectively make the range 7 to 77 1/2 basis points. The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of the Bank’s total assets minus Tier 1 capital as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund. The FDIC may impose up to two additional 5 basis point assessments if needed. Each assessment is capped at 10 basis points of the traditional assessment base (total domestic deposits). The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase by approximately $275 thousand during fiscal 2010 as a result of the June 2009 special assessment. Overall, deposit insurance costs are expected to be $1.1 million during fiscal 2010, compared to actual deposit insurance costs of $130 thousand for fiscal 2009, and $44 thousand for fiscal 2008. No institution may pay a dividend if in default of the federal deposit insurance assessment.
     Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would temporarily be guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program.
     The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2009 averaged 1.1 basis points of assessable deposits.
     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.
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

     Loans to Executive Officers, Directors and Principal Stockholders. Loans to directors, executive officers and principal stockholders of a state non-member bank like the Bank must be made on substantially the same terms as those prevailing for comparable transactions with persons who are not executive officers, directors, principal stockholders or employees of the Bank unless the loan is made pursuant to a compensation or benefit plan that is widely available to employees and does not favor insiders. Loans to any executive officer, director and principal stockholder, together with all other outstanding loans to such person and related interests, generally may not exceed 15% of the bank’s unimpaired capital and surplus, and aggregate loans to all such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Loans to directors, executive officers and principal stockholders, and their respective related interests, in excess of the greater of $25,000 or 5% of capital and surplus (and any loans or loans aggregating $500,000 or more) must be approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. State non-member banks are generally prohibited from paying the overdrafts of any of their executive officers or directors unless payment is made pursuant to a written, pre-authorized interest-bearing extension of credit plan that specifies a method of repayment or transfer of funds from another account at the bank. Loans to executive officers are restricted as to type, amount and terms of credit. Massachusetts law also contains restrictions on lending to directors and officers which are, in some cases, stricter than federal law. In addition, federal law prohibits extensions of credit to executive officers, directors and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
     Transactions with Affiliates. A state non-member bank or its subsidiaries may not engage in “covered transactions” with any one affiliate in an amount greater than 10% of such bank’s capital stock and surplus, and for all such transactions with all affiliates a state non-member bank is limited to an amount equal to 20% of capital stock and surplus. All such transactions must also be on terms substantially the same, or at least as favorable, to the bank or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Specified collateral requirements apply to certain covered transactions such as loans and guarantees issued on behalf of an affiliate. An affiliate of a state non-member bank is any company or entity which controls or is under common control with the state non-member bank and, for purposes of the aggregate limit on transactions with affiliates, any subsidiary that would be deemed a financial subsidiary of a national bank. In a holding company context, the parent holding company of a state non-member bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the state non-member bank. Federal law further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain limited exceptions.
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

     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.4 million less an exemption of $10.3 million (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.4 million, the reserve requirements is 10% (which may be adjusted by the Federal Reserve Board between 8% and 14%) of the portion in excess of $44.4 million. The Bank is in compliance with these requirements.
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
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2009 of $8.5 million.
     During February 2009, the FHLB of Boston announced that unprecedented market stresses affected the values of certain securities held in its portfolio, resulting in impairment losses. As a result, the FHLB of Boston had an annual net loss for 2008. To preserve capital, the FHLB of Boston has announced that it is suspending dividend payments, and it is likely that this suspension of dividends will remain in effect for the remainder of 2009.
     For the years ended March 31, 2009, 2008 and 2007, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $202 thousand, $482 thousand, and $403 thousand, respectively. Further, there can be no assurance that the impact of economic events, or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
Employees
     At March 31, 2009, the Company and the Bank employed 97 full-time and 35 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

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
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one to four-family residential mortgage loans. At March 31, 2009, nonresidential real estate and construction loans totaled $264.0 million, which represented 57.3% of total loans. If we continue to increase the level of our nonresidential real estate and construction loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four-family residential mortgage loans.
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
     Construction financing typically involves a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although management believes that the Bank’s underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.
Severe, adverse and precipitous economic and market conditions have adversely affected us and our industry.
     The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and with further deterioration, in significant asset write-downs by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional write-downs. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	We will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, also our current risk profile will cause us to pay higher premiums.

•	The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect the our ability to market our products and services and continue to obtain market share.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.
     The legislation that established the U.S. Treasury’s Troubled Assets Relief Program (“TARP”) was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

     There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the Securities and Exchange Commission and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
U.S. and international financial markets and economic conditions, particularly in our market area, could adversely affect our liquidity, results of operations and financial condition.
     Recent turmoil and downward economic trends have been particularly acute in the financial sector. We are considered “well-capitalized” under the FDIC’s prompt corrective action regulations. While our management has taken aggressive measures to maintain and increase our liquidity, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers experience the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in the metropolitan Boston area, we may be particularly susceptible to adverse economic conditions in the metropolitan Boston area, where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
     Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if it needed to raise capital. As previously reported, the Company’s investments in the perpetual preferred stock of the FNMA and FHLMC were significantly impacted by the September 2008 conservatorship of FNMA and FHLMC, giving control of their management to the Federal Housing Finance Agency and prohibiting FNMA and FHLMC from paying dividends on their existing common and preferred stock. This impairment to the Company’s securities portfolio caused the Company to be “adequately capitalized” under the federal prompt corrective action regulations as of September 30, 2008. On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Treasury as a participant in the TARP Capital Purchase Program, which represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered “well capitalized” under the federal prompt corrective action regulations as of March 31, 2009. In the event that the Company needs to raise additional capital in the future, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition

The limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.
     As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the ARRA was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.
Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.
     Under the terms of the TARP Capital Purchase Program, until the earlier of the third anniversary of the date of issuance of the Company’s Series A Preferred Stock and the date on which the Series A Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, we are prohibited from increasing dividends on our common stock from the last quarterly cash dividend per share ($0.18) declared on the common stock prior to December 5, 2008, as adjusted for subsequent stock dividends and other similar actions, and from making certain repurchases of equity securities, including our common stock, without the consent of the U.S. Treasury. Furthermore, as long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.
The terms governing the issuance of the preferred stock to the U.S. Treasury may be changed, the effect of which may have an adverse effect on our operations.
     The terms of the Securities Purchase Agreement in which we entered into with U.S. Treasury pursuant to the TARP Capital Purchase Program provides that the U.S. Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.
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

     With most of our loans concentrated in the northwestern suburbs of Boston, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Generally, residential property values have declined by approximately 8% to 9%, and commercial properties generally have declined by up to 2%, during 2008 compared to 2007. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.
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
Future FDIC assessments will hurt our earnings.
     In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent losses to the Deposit Insurance Fund caused by bank and savings association failures. The emergency assessment amounts to 5 basis points of the Bank’s total assets minus Tier 1 capital as of June 30, 2009. The assessment will be collected on September 30, 2009. The special assessment will negatively impact the Company’s earnings and the Company expects that non-interest expenses will increase by approximately $275 thousand during fiscal 2010 as a result of the special assessment. The FDIC may impose up to two additional 5 basis point assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Each assessment is capped at 10 basis points of the traditional assessment base (total domestic deposits). Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.
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
     During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2006, 2007, 2008 and 2009, our interest rate spread was 2.72%, 2.21%, 2.06% and 2.63%, respectively. During September 2007, the U.S. Federal Reserve started decreasing the federal funds target rate from 5.25% to a rate of 0.25% at March 31, 2009. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.
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
     In evaluating the adequacy of our allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and criticized loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we also consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, quality of underwriting standards, current general market collateral valuations, trends apparent in loan concentrations, loan to value ratios, lenders’ experience, past due and nonaccrual loans, and other matters, which are by nature more subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding our borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. Because of the degree of uncertainty and susceptibility of these factors to change, our actual losses may vary from our current estimates.
     At March 31, 2009, our allowance for loan losses as a percentage of total loans was 0.69%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan centers located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2009, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2009:

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2009
			(In Thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$227

Branch Offices: 175 Broadway Arlington, MA (owned)	1982		117

85 Wilmington Road Burlington, MA (leased)	1978	(a)	51

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		104

137 Pleasant Street Malden, MA (leased)	1975	(b)	38

846 Main Street Melrose, MA (owned)	1994		216

275 Main Street Woburn, MA (owned)	1980		463

198 Lexington Street Woburn, MA (owned)	1974		193

Woburn High School Woburn, MA (leased)	2002	(c)	20

Stand-Alone ATM 94 Highland Avenue Somerville, MA (leased)	2004	(d)	27

Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(e)	229

Operations Center/Branch Office 270 Mystic Avenue Medford, MA (leased)	2006	(f)	526

(a)	The lease for the Burlington branch expires 10/31/2012 with a five-year renewal option.

(b)	The lease for the Malden branch expires 8/31/2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand-alone ATM expires 11/30/10 with an option to extend for three three-year terms.

(e)	The lease for the Commercial Loan Center expires 5/1/2015 with two five-year renewal options.

(f)	In March, 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The initial rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
     At March 31, 2009, the aggregate net book value of the Bank’s premises and equipment was $3.3 million.
Item 3. Legal Proceedings
     Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
     The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2009, there were 1,639,951 shares of the Company’s common stock outstanding and approximately 209 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Company’s common stock during each quarter of fiscal 2009 and fiscal 2008 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2009 and fiscal 2008. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)

Fiscal 2009	High	Low	Fiscal 2009	Amount

6/30/08	$21.15	$11.00	5/16/08	$0.18
9/30/08	14.27	8.32	8/15/08	0.18
12/31/08	31.50	3.04	11/21/08	0.18
3/31/09	6.80	4.27	2/20/09	0.18

Fiscal 2008	High	Low	Fiscal 2008	Amount

6/30/07	$30.01	$25.05	5/18/07	$0.18
9/30/07	26.73	20.12	8/17/07	0.18
12/31/07	24.20	20.00	11/16/07	0.18
3/31/08	22.24	17.52	2/15/08	0.18
     The Company did not repurchase any shares of its common stock during the fourth quarter of the fiscal year ended March 31, 2009.

Item 6. Selected Financial Data
     The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report on Form 10-K:

	At or for the Year Ended March 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Balance Sheet

Total assets	$575,827	$571,245	$566,140	$547,275	$521,071
Total loans	460,670	474,942	460,542	415,318	386,382
Investments available for sale	35,215	52,960	65,763	97,195	108,616
Deposits	375,074	361,089	388,573	393,413	333,215
Total borrowings	156,938	168,173	137,053	111,290	146,455
Total stockholders’ equity	40,239	38,816	37,702	39,189	38,239

Shares outstanding	1,639,951	1,639,951	1,639,951	1,590,951	1,588,598

Statements of Operations

Net interest and dividend income	$15,862	$13,596	$14,449	$16,317	$15,731
Provision for loans losses (reduction of provision)	2,125	(70)	80	100	100
Net (loss) gain from sale and write-downs of investment securities	(9,796)	645	581	419	453
Gain on sale of loans	111	158	99	208	252
Other noninterest income	1,640	1,429	1,314	1,370	950
Total noninterest expenses	15,159	13,859	14,856	14,183	13,518
Net (loss) income	(6,205)	1,447	1,020	2,643	2,463
(Loss) earnings per common share — diluted	(4.58)	1.07	0.70	1.83	1.65

Selected Ratios

Interest rate spread	2.63%	2.06%	2.21%	2.72%	2.85%
Net yield on interest-earning assets	2.96	2.51	2.68	3.11	3.20
Noninterest expenses to average assets	2.73	2.49	2.69	2.64	2.68
Book equity-to-assets	6.99	6.79	6.66	7.16	7.34
Return on average assets	(1.12)	0.26	0.18	0.49	0.49
Return on average stockholders’ equity	(16.68)	3.76	2.59	6.78	6.12
Dividend payout ratio for common shares	n/a	67.29	100.00	35.68	28.91
Book value per common share	$18.76	$23.67	$22.99	$24.64	$24.07
Tangible book value per common share	$17.40	$22.31	$21.63	$23.24	$22.67

Quarterly Results of Operations (In Thousands, Except Per Share Data)
     The following tables summarize the Company’s operating results on a quarterly basis for the years ended March 31, 2009 and 2008:

	2009
	First	Second	Third	Fourth
Interest and dividend income	$7,865	$7,800	$7,418	$7,208
Interest expense	3,940	3,602	3,503	3,384

Net interest and dividend income	3,925	4,198	3,915	3,824
Provision for loan losses	200	900	—	1,025
Noninterest income	428	(9,094)	432	189
Noninterest expenses	3,608	3,606	3,791	4,153

Income (loss) before income taxes (benefit)	545	(9,402)	556	(1,165)
Income taxes (benefit)	144	64	(3,361)	(108)

Net income (loss)	$401	$(9,466)	$3,917	$(1,057)

Earnings (loss) per common share — basic	$0.29	$(6.80)	$2.76	$(0.86)

Earnings (loss) per common share — diluted	$0.29	$(6.80)	$2.76	$(0.86)

	2008
	First	Second	Third	Fourth
Interest and dividend income	$8,038	$7,933	$8,062	$8,050
Interest expense	4,698	4,680	4,605	4,504

Net interest and dividend income	3,340	3,253	3,457	3,546
(Reduction of provision) provision for loan losses	—	(300)	—	230
Noninterest income	525	534	786	387
Noninterest expenses	3,516	3,383	3,340	3,620

Income before income taxes	349	704	903	83
Income tax	124	239	247	(18)

Net income	$225	$465	$656	$101

Earnings per common share — basic	$0.16	$0.33	$0.48	$0.07

Earnings per common share — diluted	$0.16	$0.33	$0.48	$0.07

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
     The following is a discussion and analysis of the Company’s results of operations for the last two fiscal years and its financial condition at the end of fiscal years 2009 and 2008. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.
Application of Critical Accounting Policies
     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, income taxes, impairment of securities, impairment of goodwill, valuation of OREO and valuation of stock options under Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment"(SFAS 123R) and other equity based instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.
     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with SFAS No. 114, and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Loans not individually reviewed for impairment in accordance with SFAS 114 are analyzed in accordance with SFAS No. 5. As set forth by SFAS No. 5, general allowance allocations for losses on the remaining non-impaired loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments discussed previously. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Refer to the discussion of “Allowance for Loan Losses” in “Item 1.

Business” and Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.
     Income Taxes. As set forth by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset. Refer to Note 9 to the Consolidated Financial Statements for details concerning the Company’s tax position.
     Other Real Estate Owned. Other real estate owned (“OREO”) is recorded at the lower of book value, or fair market value less estimated selling costs. Property and liability insurance are obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.
     Fair Value of Investments. The Bank adheres to guidance set forth by Statement of Financial Accounting Standard No. 115, “Accounting for Certain Debt and Equity Securities” in accounting for its investment activities. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At both March 31, 2009, and March 31, 2008, all of the Bank’s investment securities were classified as available for sale.
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
     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost.
     Accounting for Goodwill and Impairment. The bank accounts for goodwill and impairment in accordance to the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2008 utilizing 2008 average earnings and average book multiples of bank sale transactions, and management determined that no impairment existed. See Note 1 to the Consolidated Financial Statements.

Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the U.S. Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. The warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $6.39 per share. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of March 31, 2009. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program, see Note 14 to the Company’s Consolidated Financial Statements included in this Form 10-K.
Results of Operations
     Overview. The Company’s net loss for fiscal 2009 totaled $6.2 million, compared to net income of $1.4 million for fiscal 2008. Earnings for fiscal 2009 were significantly impacted by the September 2008 conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) that resulted in a $9.4 million impairment of the Company’s investment in the preferred stock of these companies during the quarter ended September 30, 2008. During the quarter ended December 31, 2008, the Company recorded a $3.5 million tax benefit on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. As a result, the after-tax net loss on the impairment of the Company’s Fannie Mae and Freddie Mac preferred stock investments during fiscal 2009 totaled $5.9 million.
     Net interest and dividend income increased by $2.3 million during fiscal 2009 as compared to fiscal 2008 primarily due to a $4.1 million decline in interest expense, partially offset by a $1.8 million decline in interest income.
     The provision for loan losses increased by $2.2 million during fiscal 2009 as compared to fiscal 2008 mainly due to losses associated with one customer relationship.
     In addition to the fiscal 2009 FNMA and FHLMC impairment write-downs of $9.4 million, non-interest income (loss) decreased by $883 thousand during fiscal 2009 as compared to fiscal 2008 primarily due to a reduction in gains on the sales of securities, and increases in impairment write-downs on investments other than Fannie Mae and Freddie Mac preferred stock. The aforementioned reductions in non-interest income were partially offset by an increase in bank-owned life insurance income.
     Noninterest expenses increased by $1.3 million during fiscal 2009 when compared to fiscal 2008 primarily due to increases in the foreclosure and collection, advertising and marketing, professional fees, and the occupancy and equipment categories.
     The Company recognized an income tax benefit of $3.3 million during fiscal 2009, which included the aforementioned $3.5 million tax benefit related to the Fannie Mae and Freddie Mac impairment write-downs, compared to income tax expense of $592 thousand during fiscal 2008.

     Net Interest Rate Spread and Net Interest Margin. The Company’s and the Bank’s operating results are significantly affected by the net interest rate spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The net interest rate spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The net interest margin reflects the relationship of net interest income to interest earning assets and it is calculated by dividing net interest income before the provision for loan losses by average interest earning assets. The net interest spread and net interest margin improved from 2.06% and 2.51%, respectively, for the fiscal year ended March 31, 2008 to 2.63% and 2.96%, respectively, for the fiscal year ended March 31, 2009 due to the following factors. The cost of funds decreased by 84 basis points during fiscal 2009 mainly due to decreases in the average rates paid on deposits resulting from aggressive liability management as some maturing certificates of deposit were either not renewed or were replaced with low-cost deposits or FHLB borrowings. During the fiscal year ended March 31, 2009, the yield on interest-earning assets declined by 27 basis points primarily due to a 396 basis point reduction in interest income on short-term investments offset by a 32 basis point increase in interest income on investments. The reduced yield on investments during the fiscal year ended March 31, 2009 was primarily due to the combined effect of: (1) a $125 thousand decrease in dividend income as The Co-operative Central Bank, which insures in-full deposits in excess of FDIC limits, paid a special dividend of $125 thousand during the quarter ended December 31, 2007 compared to $0 during the same period of 2008; and (2) a reduction of $280 thousand in FHLB stock dividends as the FHLB of Boston gradually reduced its dividend rate during both fiscal years and then announced the elimination of its dividend entirely in February 2009. Although the average balance of short-term investments increased from $9.3 million during the fiscal year ended March 31, 2008 to $25.8 million during the fiscal year ended March 31, 2009, interest income on these investments declined by $273 thousand. This decline was primarily due to recessionary economic conditions which resulted in the Federal Reserve’s lowering of the fed funds target rate from a range of 5.25% to 2.25% during the fiscal year ended March 31, 2008, to a target range of 2.25% to 25 to 0 basis points during the fiscal year ended March 31, 2009. This decrease in the fed funds target rate had a corresponding effect on the interest earned on the Company’s short-term investments which is closely tied to the target fed funds rate.

     The following table presents average balances, interest income and expense and yields earned or rates paid on interest-earning assets and interest-bearing liabilities for the years indicated. Note that average loans include non-performing loans.

	Years Ended March 31,
	2009			2008
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Mortgage loans	$455,782	$27,141	5.95%	$450,047	$27,212	6.05%
Other loans	8,507	533	6.28	12,117	879	7.25

Total loans	464,289	27,674	5.96	462,164	28,091	6.08

Short-term investments	25,812	150	0.58	9,324	423	4.54
Investment securities	45,374	2,467	5.44	69,670	3,569	5.12

Total investments	71,186	2,617	3.68	78,994	3,992	5.05

Total interest-earnings assets	535,475	30,291	5.66	541,158	32,083	5.93

Allowance for loan losses	(4,066)			(3,614)
Noninterest-earning assets	23,331			19,504

Total assets	$554,740			$557,048

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$316,683	6,984	2.21	$326,767	10,733	3.28
Other borrowings	12,126	689	5.68	11,857	838	7.07
Advances from FHLB of Boston	147,108	6,756	4.59	139,110	6,916	4.97

Total interest-bearing liabilities	475,917	14,429	3.03	477,734	18,487	3.87

Noninterest-bearing deposits	38,807			37,863
Other liabilities	2,818			2,968

Total liabilities	517,542			518,565
Stockholders’ equity	37,198			38,483

Total liabilities and stockholders’ equity	$554,740			$557,048

Net interest and dividend income		$15,862			$13,596

Interest rate spread			2.63%			2.06%

Net yield on interest-earning assets			2.96%			2.51%

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

	2009 vs. 2008			2008 vs. 2007
	Changes due to			Changes due to
	Increase (decrease) in:			Increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
			(In Thousands)
Interest income:
Mortgage loans	$361	$(432)	$(71)	$1,413	$(791)	$622
Other loans	(238)	(108)	(346)	356	(58)	298

Total income from loans	123	(540)	(417)	1,769	(849)	920
Short-term investments	312	(585)	(273)	120	(25)	95
Investment securities	(1,313)	211	(1,102)	(1,472)	253	(1,219)

Total income from investments	(1,001)	(374)	(1,375)	(1,352)	228	(1,124)

Total interest and dividend income	(878)	(914)	(1,792)	417	(621)	(204)

Interest expense:
Deposits	(324)	(3,425)	(3,749)	(785)	382	(403)
Other borrowings — including short-term advances from FHLB	19	(168)	(149)	134	(5)	129
Long-term advance — FHLB of Boston	386	(546)	(160)	1,451	(528)	923

Total interest expense	81	(4,139)	(4,058)	800	(151)	649

Net interest and dividend income	$(959)	$3,225	$2,266	$(383)	$(470)	$(853)

     Interest and Dividend Income. Interest and dividend income decreased by $1.8 million, or 5.6%, to $30.3 million for the year ended March 31, 2009 compared to $32.1 million for fiscal 2008 primarily due to a decrease in the average balances of investment securities, and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans increased primarily due to increases in the average balances of commercial real estate and residential loans as the Bank continued to focus on originating these types of loans. The average balance on investment securities declined as proceeds from maturities and principal repayments were used to fund loan growth, an increase in short-term investments, and a net decrease in the average balance of interest-bearing liabilities. Additionally, the average balance of investment securities during the year ended March 31, 2009 was negatively impacted by the $9.4 million impairment write-down of Fannie Mae and Freddie Mac preferred stock which occurred during the quarter ended September 30, 2008. The yield on short-term investments was 0.58% during the year ended March 31, 2009 as compared to 4.54% during the year ended March 31, 2008. Although the average balance of short-term investments increased from $9.3 million during the year ended March 31, 2008 to $25.8 million during the year ended March 31, 2009, interest income on these investments declined by $273 thousand. This decline was primarily due to recessionary economic conditions which resulted in the Federal Reserve’s lowering of the fed funds target rate from a range of 5.25% to 2.25% during the year ended March 31, 2008, to a target range of 2.25% to 25 to 0 basis points during the year ended March 31, 2009. This decrease in the fed funds target rate had a corresponding effect on the interest earned on the Company’s short-term investments, which is closely tied to the target fed funds rate.
     Interest Expense. Interest expense decreased by $4.1 million, or 22.0%, to $14.4 million for the year ended March 31, 2009 compared to $18.5 million for fiscal 2008. The cost of deposits decreased by 107 basis points from 3.28% during the year ended March 31, 2008 to 2.21% during the year ended March 31, 2009, due to aggressive liability management as some high-cost certificates of deposit were replaced by more cost-effective FHLB of Boston borrowings and lower-costing deposits. The average balance of certificates of deposit totaled $173.3 million during the year ended March 31, 2009, compared to $188.1 million for fiscal 2008, a decline of $14.8 million. The average balance of lower-costing non-maturity deposits increased by $5.7 million to $182.2 million for the year ended March 31, 2009, as compared to an average balance of $176.5 million during the year ended March 31, 2008. The average balance of FHLB of Boston borrowings increased by $8.0 million, from $139.1 million during the year ended March 31, 2008 to $147.1 million for the year ended March 31, 2009. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings is adjustable and is three month LIBOR based. Three month LIBOR ranged from 2.78% to 5.49% during the fiscal year ended March 31, 2008 compared to a range of 1.21 % to 4.06 % during the fiscal year ended March 31, 2009.
     Provision for Loan Losses. The provision for losses for the fiscal year ended March 31, 2009 totaled $2.1 million, of which $1.6 million was related to a single borrowing relationship, compared to a negative provision for loan losses of $70 thousand during the fiscal year ended March 31, 2008. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers, among other things, past and anticipated loss experience, evaluations of underlying collateral including loan to value ratios, financial condition of the borrower, prevailing economic conditions, changes in staff depth and experience, the nature and volume of the loan portfolio, loan review/oversight, quality of underwriting standards, effects of concentrations, the impact of competition and legal issues, and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarter ended March 31, 2009, management performed a thorough analysis of the allowance for loan losses as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under FAS No. 5. Based on this analysis, the Company recorded a provision of $1.0 million during the fourth quarter of fiscal 2009.
     At March 31, 2009, nonperforming loans totaled $4.8 million as compared to $9.6 million on March 31, 2008. This decrease was primarily due to write-downs of $1.6 million related to one customer relationship, and then the subsequent $2.7 million transfer of that customer’s loan collateral to the other real estate owned category. Management has evaluated the financial condition of the borrowers as well as the collateral securing the nonperforming loans and, based upon all relevant and then available information, believes it has properly identified potential losses relating to such loans as of March 31, 2009. Based on all relevant and then available information, management believes that the allowance for loan losses as of March 31, 2009 was adequate as of that date. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Refer to the discussion of “Allowance for Loan Losses” in “Item 1. Business” and Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses. During fiscal 2009, five foreclosures and two sales of properties resulted in an other real estate owned balance of $3.0 million at March 31, 2009. There was no other real estate owned at March 31, 2008.
     Noninterest Income. Noninterest income decreased by $10.3 million to a noninterest loss of $8.0 million during the year ended March 31, 2009 compared to noninterest income of $2.2 million during the year ended March 31, 2008. This decrease was primarily due to impairment write-downs on Fannie Mae and Freddie Mac preferred stock of $9.4 million, and a net loss of $402 thousand related to gains, losses and write-downs on other investment securities during the year ended March 31, 2009 compared to gains on the sale of securities of $645 thousand during the year ended March 31, 2008. Based upon management’s analysis of the investment portfolio as of March 31,

2009, the remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. Gains on the sale of loans decreased by $47 thousand as most residential loans originated during the year ended March 31, 2009 were retained in the Bank’s portfolio rather than sold in the secondary market. Income on bank-owned life insurance policies purchased during fiscal 2008 totaled $84 thousand during the year ended March 31, 2008 as compared to $309 thousand during the year ended March 31, 2009.
     Noninterest Expenses. Noninterest expense increased by $1.3 million, or 9.4%, to $15.2 million during the year ended March 31, 2009 as compared to $13.9 million during the year ended March 31, 2008. This increase is due to increases in salaries and benefits of $81 thousand, marketing costs of $390 thousand, occupancy and equipment costs of $117 thousand, professional fees of $153 thousand and other expenses of $642 thousand, partially offset by a decrease in data processing costs of $83 thousand. Overall, management continues to closely monitor operating expenses throughout the Company.
     Other expenses increased by $632 thousand or 36.3% to $2.4 million during the fiscal year ended March 31, 2009 as compared to $1.8 million during the fiscal year ended March 31, 2008. Included in other expenses during the years ended March 31, 2009 and 2008 were foreclosure and collection expenses of $613 thousand and $34 thousand, respectively. The $613 thousand of foreclosure and collection expenses during the year ended March 31, 2009 were primarily related to one customer relationship.
     Salaries and employee benefits increased by $81 thousand, or 1.0%, to $8.3 million during the year ended March 31, 2009 as compared $8.2 million during the year ended March 31, 2008 primarily due to open positions being filled and salary increases being granted for the first time since April 2006, increases in bank-owned life insurance related expenses, and reductions in deferred loan origination costs. Partially offsetting these increases were decreases in employee stock ownership plan compensation and pension costs. Employee stock ownership plan compensation expense is related to the price of the Company’s common stock and therefore this expense has decreased as the price of the Company’s common stock has declined during fiscal 2009.
     Advertising and marketing expenses increased by $390 thousand to $416 thousand during the year ended March 31, 2009 as compared to $26 thousand during the year ended March 31, 2008 as management strategically decided to increase these expenses on a limited basis during fiscal 2009 in an effort to attract low-cost deposits and residential and commercial real estate loans.
     Office occupancy and equipment expenses increased by $117 thousand, or 5.3%, to $2.3 million during the year ended March 31, 2009 as compared $2.2 million during the year ended March 31, 2008 primarily due to increases in real estate taxes, utilities, computer maintenance costs, and bank building expenses, partially offset by decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, as well as decreases in property insurance costs and security expenses.
     Data processing costs decreased by $83 thousand, or 9.4%, to $802 thousand during the year ended March 31, 2009 as compared to $885 thousand during the year ended March 31, 2008 due to a reduction in certain processing costs due to renegotiated contracts.
     Income Taxes. The effective tax rates for the fiscal years ended March 31, 2009 and 2008 were (34.5)% and 29.0%. respectively. The tax benefit of $3.3 million for the year ended March 31, 2009 included a $3.5 million tax benefit associated with the impairment losses of $9.4 million on Fannie Mae and Freddie Mac preferred stock investments.
Financial Condition
     Total assets increased by $4.6 million or 0.8% to $575.8 million at March 31, 2009 compared to $571.2 million at March 31, 2008. This increase during fiscal 2009 was primarily the net result of increases in short-term investments of $25.4 million, deferred tax asset of $5.0 million, loans held for sale of $3.0 million, and other real estate owned of $3.0 million, all partially offset by decreases in investment securities of $17.7 million, and loans of $14.3 million.

     Total loans (excluding loans held for sale) amounted to $460.7 million at March 31, 2009, compared to $474.9 million at March 31, 2008, representing a decrease of $14.2 million, or 3.0%. This decrease was primarily due to decreases in construction loans of $16.9 million, commercial and industrial loans of $8.3 million, partially offset by increases in residential loans of $4.6 million and commercial real estate loans of $5.4 million. Construction loans declined as management de-emphasized this type of lending in the current economic environment. Commercial and industrial loans decreased primarily due to payoffs during the period.
     The allowance for loan losses totaled $3.2 million at March 31, 2009 compared to $3.6 million at March 31, 2008, representing a decrease of $422 thousand, or 11.7%. Based upon management’s regular analysis of the adequacy of the allowance for loan losses (see “Allowance for Loan Losses” above), management considered the allowance for loan losses to be adequate at both March 31, 2009 and 2008.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the year ended March 31, 2009 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents increased by $24.7 million to $42.4 million at March 31, 2009 compared to $17.7 million at March 31, 2008. The increase was comprised of a $25.4 million increase in short-term investments partially offset by a $738 thousand decrease in cash and due from banks. The increase in cash and cash equivalents is primarily due to $10 million of TARP funds received from the U.S. Department of Treasury, and proceeds from investments maturities and repayments.
     Investment securities totaled $45.3 million at March 31, 2009 compared to $63.1 million at March 31, 2008, representing a decrease of $17.8 million, or 28.1%. The decrease in this category includes the $9.4 million impairment write-down on the Company’s investment in Fannie Mae and Freddie Mac preferred stock, and maturities of corporate and agency debt securities. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at March 31, 2009 and March 31, 2008.
     Banking premises and equipment, net, totaled $3.3 million at March 31, 2009 compared to $4.0 million at March 31, 2008, primarily reflecting amortization of leasehold improvements and depreciation for the period.
     Deferred tax asset totaled $7.6 million at March 31, 2009 compared to $2.6 million at March 31, 2008. The increase in this category is primarily the result of the tax benefit associated with the impairment write-downs on the Company’s Fannie Mae and Freddie Mac preferred stock investments.
     Other real estate owned totaled $3.0 million at March 31, 2009, compared to $0 at March 31, 2008. This category is comprised of three properties recorded at fair market value less estimated selling costs.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.4 million at March 31, 2009 as compared to $6.1 million as of March 31, 2008.
     Total deposits amounted to $375.1 million at March 31, 2009 compared to $361.1 million at March 31, 2008, representing an increase of $14.0 million, or 3.9% from March 31, 2008. The increase in total deposits reflects the combined effect of a $1.4 million, or 0.8%, increase in certificates of deposit, and a $12.6 million, or 6.9%, increase in core deposits (consisting of all noncertificate accounts). Deposits increased due to increased advertising and marketing efforts to attract low cost deposits.

     FHLB of Boston advances amounted to $144.6 million at March 31, 2009 compared to $156.7 million at March 31, 2008, representing a decrease of $12.1 million, or 7.7%, as maturing advances were paid with available cash on hand.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments and advances from the FHLB of Boston and funds from operations. In addition, the Company has access to the capital markets to raise additional equity. On December 5, 2008, the Company sold $10.0 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of Treasury under the TARP Capital Purchase Program (See “—Troubled Asset Relief Program Capital Purchase Program” above).
     The Bank’s principal sources of liquidity are customer deposits, short-term investments, repayments of loans, FHLB of Boston advances and maturities of various other investments. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases.
     Deposits have been a relatively stable source of funds for the Bank despite significant competition. During fiscal year 2009, the Bank increased deposits by $14 million, or 3.9%. Differences in deposit levels are primarily the result of management’s decision to focus at various times on the use of deposits to fund growth while at other times to instead utilize FHLB of Boston advances. These decisions are based on the relative interest rates of the various sources of funds at any particular time. Core deposits, consisting of noninterest-bearing demand deposits, saving accounts, NOW accounts and money market accounts, represented approximately 60% of the Bank’s total deposits in fiscal 2005, but declined to under 44% at March 31, 2006 and 2007, as depositors funds moved from money market and other core accounts to certificate accounts, to a great extent as a result of certificate of deposit promotions. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts, as well regular savings and NOW accounts into higher rate certificates. Core to total deposit ratios increased to 50.6% at March 31, 2008 and to 52.1% at March 31, 2009 as management strategically replaced maturing CDs with low-cost deposits and FHLB borrowings. Total deposits were $375.1 million at March 31, 2009, which included core deposits of $195.4 million.
     At March 31, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $43.4 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2009, the Company believes it has sufficient funds available to meet its current loan commitments.
     The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At March 31, 2009 and 2008, the Bank had outstanding FHLB of Boston advances of $144.6 and $156.7 million, respectively. At March 31, 2009, the Bank had approximately $52.2 million in unused borrowing capacity at the FHLB of Boston.
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
     For the year ended March 31, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2009, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $43.4 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
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
     Management believes that, at March 31, 2009, the Company and Bank have adequate sources of liquidity to fund these commitments.
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
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to the federal prompt corrective action regulations. These regulations establish a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the federal prompt corrective action regulations, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2009, the minimum total risk-based capital ratio required was 8.00%. The Company’s and the Bank’s total risk-based capital ratios at March 31, 2009 were 12.41% and 10.69%, respectively.
     To complement the risk-based standards, the FDIC has also adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3.00% for the most highly rated banks and 4.00% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 7.77% and 6.61%, respectively, at March 31, 2009.

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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from the use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 50 basis points downward for fiscal 2009, and 300 basis points upward and 100 basis points downward for fiscal year 2008. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%. Management’s decision to utilize different rate shift scenarios at March 31, 2009 as compared to those used at March 31, 2008, is based on the overall lower interest rate environment that existed at March 31, 2009 when compared to March 31, 2008.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2009		2008
	Amount	% Change	Amount	% Change
		(Dollars in Thousands)
300 basis point increase in rates	$(1,006)	(6.16)%	$(2,517)	(14.63)%
50 basis point decrease in rates	(155)	(0.95)	—	—
100 basis point decrease in rates	—	—	170	0.99
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances.

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31,
	2009	2008
ASSETS
Cash and due from banks	$5,099	$5,837
Short-term investments	37,323	11,888

Cash and cash equivalents	42,422	17,725

Investment securities available for sale (Note 2)	35,215	52,960
Stock in Federal Home Loan Bank of Boston (Notes 2 and 8)	8,518	8,518
The Co-operative Central Bank Reserve Fund (Note 2)	1,576	1,576

Total investments	45,309	63,054

Loans held for sale (Note 1)	3,208	195

Loans (Note 3)	460,670	474,942
Less allowance for loan losses (Note 4)	(3,191)	(3,613)

Loans, net	457,479	471,329

Accrued interest receivable	1,859	1,981
Banking premises and equipment, net (Note 5)	3,323	3,969
Deferred tax asset, net (Note 9)	7,585	2,557
Other real estate owned (Note 6)	2,986	—
Goodwill, net (Note 1)	2,232	2,232
Bank owned life insurance (Note 1)	6,391	6,084
Other assets	3,033	2,119

Total assets	$575,827	$571,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 7)	$375,074	$361,089
Short-term borrowings	1,014	141
Federal Home Loan Bank advances (Notes 2 and 8)	144,583	156,691
Subordinated debenture (Note 1)	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,532	1,308
Accrued expenses and other liabilities	2,044	1,859

Total liabilities	535,588	532,429

Commitments and Contingencies (Notes 9, 10 and 13)
Stockholders’ equity (Note 11):
Preferred stock — Series A Fixed Rate Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2009, and no shares issued and outstanding at March 31, 2008, with a liquidation preference and redemption value of $10,063,889	9,476	—
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	1,640	1,640
Additional paid-in capital	4,371	3,690
Retained income	33,393	40,825
Accumulated other comprehensive loss (Notes 1, 2 and 12)	(2,226)	(236)
Unearned compensation — Employee Stock Ownership Plan (Note 12)	(6,415)	(7,103)

Total stockholders’ equity	40,239	38,816

Total liabilities and stockholders’ equity	$575,827	$571,245

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Years Ended March 31,
	2009	2008
Interest and dividend income:
Mortgage loans	$27,141	$27,212
Other loans	533	879
Short-term investments	150	423
Investments	2,467	3,569

Total interest and dividend income	30,291	32,083

Interest expense:
Deposits	6,984	10,733
Advances from Federal Home Loan Bank of Boston	6,756	6,916
Other borrowings	689	838

Total interest expense	14,429	18,487

Net interest and dividend income	15,862	13,596
Provision (reduction of provision) for loan losses (Note 4)	2,125	(70)

Net interest and dividend income after provision (reduction of provision) for loan losses	13,737	13,666

Noninterest income:
Deposit service charges	981	991
Loss on writedown of Fannie Mae and Freddie Mac Preferred Stock (Note 2)	(9,394)	—
Net (losses) gains from sales and write-downs of other investment securities (Note 2)	(402)	645
Net gains on sales of loans	111	158
Bank-owned life insurance income	309	84
Brokerage income	151	157
Other income	199	197

Total noninterest (loss) income	(8,045)	2,232

Noninterest expenses:
Salaries and employee benefits (Note 12)	8,288	8,197
Occupancy and equipment (Note 5)	2,325	2,208
Data processing fees	802	885
Professional fees (Note 13)	925	772
Advertising and marketing	416	26
Other expenses (Note 1)	2,403	1,771

Total noninterest expenses	15,159	13,859

(Loss) income before income taxes	(9,467)	2,039
(Benefit) provision for income taxes (Note 1)	(3,262)	592

Net (loss) income	$(6,205)	$1,447

Net (loss) income available to common shareholders	$(6,403)	$1,447

(Loss) earnings per common share (Note 1)
Basic	$(4.58)	$1.07

Diluted	$(4.58)	$1.07

Weighted average common shares outstanding — basic	1,398,175	1,349,702

Weighted average common and equivalent shares outstanding — diluted	1,398,175	1,354,961
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In Thousands)

					Accumulated
	Series A		Additional		Other	Unearned	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
	Stock	Stock	Capital	Income	Income (Loss)	ESOP	Equity
Balance at March 31, 2007	$—	$1,640	$3,479	$40,394	$(20)	$(7,791)	$37,702

Net income	—	—	—	1,447	—	—	1,447
Other comprehensive income, net of tax:
Unrealized loss on securities, net of reclassification adjustment (Note 2)	—	—	—	—	(199)	—	(199)
Unrealized loss on post-retirement Benefits	—	—	—	—	(17)	—	(17)

Comprehensive income							1,231

Stock-based compensation (Note 1)	—	—	322	—	—	—	322
Dividends paid ($0.72 per share)	—	—		(1,016)	—	—	(1,016)
Amortization of unearned compensation — ESOP	—	—	(111)	—	—	688	577

Balance at March 31, 2008	—	1,640	3,690	40,825	(236)	(7,103)	38,816

Net loss	—	—	—	(6,205)	—	—	(6,205)
Other comprehensive loss, net of $1.3 million tax benefit:
Unrealized loss on securities, net of reclassification adjustment (Note 2)	—	—	—	—	(1,990)	—	(1,990)

Comprehensive loss							(8,195)

Dividends paid to common shareholders ($0.72 per share)	—	—	—	(1,030)	—	—	(1,030)
Issuance of preferred stock and warrants, net of $30 issuance costs	9,376	—	594	—	—	—	9,970
Preferred stock accretion of discount and issuance costs	36	—	—	(36)	—	—	—
Dividends accrued/paid on preferred stock	64	—	—	(161)	—	—	(97)
Stock-based compensation (Note 1)	—	—	322	—	—	—	322
Amortization of unearned compensation — ESOP	—	—	(235)	—	—	688	453

Balance at March 31, 2009	$9,476	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)
(In Thousands)
     The Company’s other comprehensive income (loss) and related tax effect for the years ended March 31, 2009 and 2008 are as follows:

	Before Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount
Year ending March 31, 2009
Unrealized gain on post-retirement benefits	$115	$115	—
Unrealized losses on securities:
Unrealized net holding losses during period	$(13,163)	$(4,752)	$(8,411)
Less: reclassification adjustment for net losses included in net income (loss)	(9,796)	(3,375)	(6,421)

Other comprehensive loss	$(3,252)	$(1,262)	$(1,990)

	Before-Tax	Tax (Benefit)	After-Tax
	Amount	Expense	Amount
Year ending March 31, 2008
Unrealized loss on post-retirement benefits	$(22)	$(5)	$(17)
Unrealized losses on securities:
Unrealized net holding gain during period	241	6	235
Less: reclassification adjustment for net gains included in net income	645	194	451

Other comprehensive loss	$(404)	$(188)	$(216)

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(6,205)	$1,447
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	905	955
Amortization of premiums	58	53
Provision for loan losses	2,125	(70)
Stock-based compensation and amortization of unearned compensation -ESOP	775	899
Increase in deferred tax assets, net	(3,650)	(179)
Net losses (gains) from sales and write-downs of investment securities	9,796	(645)
Bank-owned life insurance income	(309)	(84)
Gain on sales of loans held for sale	(111)	(158)
Originations of loans held for sale	(13,909)	(13,225)
Proceeds from the sale of loans originated for sale	11,007	13,763
Gain on sale of other real estate	(27)	—
Decrease in accrued interest receivable	122	434
Increase in other assets, net	(912)	(152)
Increase in advance payments by borrowers for taxes and insurance	224	79
Increase in accrued expenses and other liabilities, net	185	276

Net cash provided by operating activities	74	3,393

Cash flows from investing activities:
Net decrease (increase) in loans	8,488	(14,598)
Principal decrease payments on mortgage-backed securities	5,510	5,568
Purchases of investment securities	(13,108)	(21,365)
Proceeds from sales of investment securities	3,621	19,811
Maturities and redemptions of investment securities	8,500	8,999
Purchases of restricted equity — FHLB of Boston	—	(1,152)
Purchase of bank-owned life insurance	—	(6,000)
Purchase of banking premises and equipment	(259)	(168)
Net expenditures on foreclosed real estate	60	—
Proceeds from sale of OREO	218	—

Net cash provided by investing activities	13,030	(8,905)

Cash flows from financing activities:
Net increase (decrease) in deposits	13,985	(27,484)
Proceeds from advances from FHLB of Boston	—	136,700
Repayment of advances from FHLB of Boston	(12,108)	(105,009)
Net increase (decrease) in short-term borrowings	873	(571)
Payments of dividends, net	(1,127)	(1,016)
Issuance of Series A preferred stock and warrants	9,970	—

Net cash provided by financing activities	11,593	2,620

Net increase (decrease) in cash and cash equivalents	24,697	(2,892)
Cash and cash equivalents at beginning of year	17,725	20,617

Cash and cash equivalents at end of year	$42,422	$17,725

Cash paid during the period for:
Interest	$14,468	$18,367
Income taxes	$935	$680
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$3,237	$—
Accretion of Series A preferred stock discount and issuance costs	$36	$—
See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009
Note 1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”), as well as wholly owned subsidiaries of the Bank.
     The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by, the Federal Reserve Bank (“FRB”). The Bank is also subject to the regulations of, and periodic examination by, the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC for deposits up to $250,000 for most accounts and up to $250,000 for retirement accounts and the Share Insurance Fund (“SIF”) for deposits in excess of the FDIC limits.
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
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I and Central Bancorp Statutory Trust II, (the “Trusts”) which have issued trust preferred securities to the public. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities–an Interpretation of Accounting Research Bulletin No. 51,” as revised by FIN No. 46R (“FIN 46R”) issued in December 2002, the Trusts are not included in the Company’s consolidated financial statements. (See Note 1 – Subordinated Debentures).
     The following is a summary of the more significant accounting policies adopted by the Bank:
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such required reserves are calculated based upon deposit levels and amounted to approximately $3.3 million at March 31, 2009.
     Fair Value of Investments
     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At both March 31, 2009, and March 31, 2008, all of the Bank’s investment securities were classified as available for sale.
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
     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost. Such investments are reviewed for impairment when impairment indications are present.
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
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2009 and 2008, net deferred loan fees balances of $26 thousand and $1 thousand, respectively, were included with the related loan balances for financial presentation purposes.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan’s principal is remote. Management considers nonaccrual loans, except for non-accrual consumer loans, to be impaired. However, troubled debt restructurings are also considered to be impaired. Troubled debt restructurings are accounted for as set forth in Statement of Financial Accounting Standard No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, as amended by SFAS 114.

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
     Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, lending staff experience, loan to value ratios, quality of underwriting standards, loan concentrations, delinquency trends, nonperforming loan trends, charge-off experience, and the impact of competition and legal considerations. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with Statement of Financial Accounting Standard No. 114,”Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. As set forth by Statement of Financial Accounting Standard No. 5,”Accounting for Contingencies” (“SFAS No. 5”), general allowance allocations for losses on the remaining loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For those non-impaired loans, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Loans not individually reviewed for impairment in accordance with SFAS No. 114 are analyzed in accordance with SFAS No. 5.
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

     Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2009 the interest rate was 3.76%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Capital Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or the Trust, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     The trust preferred securities generally rank equal to the trust common securities in priority of payment, but will rank prior to the trust common securities if and so long as the Company fails to make principal or interest payments on the Trust I and/or the Trust II Debentures. Concurrently with the issuance of the Trust I and the Trust II Debentures and the trust preferred securities, the Company issued guarantees related to each trust’s securities for the benefit of the respective holders of Trust I and Trust II.
     Income Taxes
     As set forth by Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset. Benefits of tax positions recognized in the Company’s financial statements are measured as set forth by Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).

     Banking Premises and Equipment
     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter.
     Other Real Estate Owned
     Other real estate owned (“OREO”) is recorded at the lower of book value, or fair market value less estimated selling costs. During fiscal 2009, five residential foreclosures and two sales of residential properties resulted in an other real estate owned balance of $3.0 million at March 31, 2009. There was no other real estate owned at March 31, 2008.
     Accounting for Goodwill and Impairment
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 as of April 1, 2002. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. As a result of adopting SFAS 142, beginning April 1, 2002, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2008 utilizing 2008 average earnings and average book multiples of bank sales transactions, and management determined that no impairment existed. No events have occurred during the three months ending March 31, 2009 which indicate that the impairment test would need to be re-performed.
     Pension Benefits
     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.
     The Bank also maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The Bank recognizes the over funded or under funded status of the plan as an asset or liability in its statement of financial condition and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income (loss) as set forth by Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.
     Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123R”), using the statement’s modified prospective application method.
     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants. The Company has previously adopted two qualified stock options plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in October 2009. All awards under the plan that expires in October 2009 were granted by the end of 2005. However, awards may become available again if any participants forfeit awards under the plan prior to its expiration in October 2009. As of March 31, 2009, a total of 1,702 shares had been forfeited and were available for reissue. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of March 31, 2009, 91,000 shares remained unissued under the Incentive Plan.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123R stock compensation expense for the year ended March 31, 2009, which it believes is a reasonable forfeiture estimate for the period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statements of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006, as well as to unvested awards as of that date issued in a prior period. The Company awarded 49,000 restricted shares, and options to purchase 10,000 shares in the year ended March 31, 2007, and granted no stock options or restricted stock awards in the years ended March 31, 2008 and 2009. The restricted shares and options granted in fiscal 2007 vest over a five-year life. Stock compensation expense recorded for the year ended March 31, 2009 totaled $322 thousand.
     The number of shares and weighted average exercise prices of outstanding stock options at March 31, 2009 and 2008 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2007	69,121	$25.411
Exercised	—	—
Forfeited	(903)	28.990
Granted	—	—

Balance at March 31, 2008	68,218	25.364
Exercised	—	—
Forfeited	—	—
Granted	—	—

Balance at March 31, 2009	68,218	$25.364

Exercisable at March 31, 2009	62,218	$24.801

     As of March 31, 2009, the unrecognized compensation costs related to options and restricted stock vesting will be primarily recognized over a period of approximately three years, as follows:

Fiscal year ending	2010	2011	2012	Total
Compensation Expense	$322,000	$322,000	$188,000	$832,000
     Upon adoption of SFAS 123R, the Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for the stock awards. The Black-Scholes method of valuation requires several assumptions.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2009 are as follows:

Options Outstanding							Options Exercisable
				Weighted
				Average
				Remaining	Weighted				Weighted
		Number		Contractual	Average	Aggregate	Number of		Average
	Exercise	of Shares		Life	Exercise	Intrinsic	Shares		Exercise
	Price	Outstanding		(Years)	Price	Value (1)	Outstanding		Price
	$16.625	12,077	(2)	1.7	$16.625	$—	12,077	(2)	$16.625
	20.250	13,745	(2)	0.6	20.250	—	13,745	(2)	20.250
	28.990	32,396	(2)	5.9	28.990	—	32,396	(2)	28.990
	31.200	10,000	(3)	7.4	31.200	—	4,000	(3)	31.200

Average/Total		68,218		4.4	$25.364	$—	62,218		$24.801

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $4.74 as of March 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 40% vested at March 31, 2009.
     A summary of restricted stock activity under all Company plans for the year ended March 31, 2009 is as follows:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance at March 31, 2008	39,200	$31.20
Granted	—
Vested	9,800	$31.20
Forfeited	—

Non-vested at March 31, 2009	29,400	$31.20

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

     Earnings Per Share
     Regarding earnings per share, the Company adheres to guidance as set forth by Statement of Financial Accounting Standard No. 128, “Earnings per Share”. Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated shares of common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2009 and 2008, there were approximately 197,000 and 219,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of basic and diluted earnings per share:

	2009	2008
	(Amounts in thousands, except
	per share amounts)
Net (loss) income as reported	$(6,205)	$1,447
Less preferred dividends and accretion	(198)	—

Net (loss) income available to common stockholders	$(6,403)	$1,447

Weighted average number of common shares outstanding	1,640	1,640
Weighted average number of unallocated ESOP and unvested restricted shares	(242)	(290)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,398	1,350
Incremental shares from the assumed exercise of dilutive common stock shares	—	5

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,398	1,355

(Loss) earnings per share:
Basic	$(4.58)	$1.07
Diluted	$(4.58)	$1.07
     At March 31, 2009 and 2008, respectively, 97,618 and 81,596 stock options and unvested restricted stock shares were anti-dilutive and were excluded from the above calculation. Additionally, 234,742 warrants related to the December 2008 issuance of preferred stock were anti-dilutive and excluded from the above calculation.
     Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB Technical Bulletin 85-4 “Accounting for Purchases of Life Insurance.” Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carrier prior to the purchase of the policies, and has continued to conduct such reviews annually thereafter. Bank-owned life insurance totaled $6.4 million at March 31, 2009 and $6.1 million at March 31, 2008.

     Other Comprehensive Income (Loss)
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, shareholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income. Other comprehensive income consists of unrealized gains or losses on available for sale securities, net of taxes, and unrealized gain or loss on post-retirement benefits, net of taxes.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 was effective for the Company on April 1, 2008, and it did not have a material impact on the Company’s consolidated financial statements.
     On February 12, 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis; the statement is effective for fiscal years beginning after December 31, 2008. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective April 1, 2009. The application of such is not expected to be material to our results of operations or financial position.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS No. 157 and was effective upon issuance. FSP 157-3 clarifies the application of SFAS No. 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption of FSP 157-3 did not have a significant impact on the Company’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by the Company in measuring the fair value of its financial assets
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141R (“SFAS No. 141R”), “Business Combinations”, which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will only affect business combinations that we may enter into subsequent to March 31, 2009.
     In December 2007, the FASB issued SFAS No. 160 (SFAS No. 160”), “Non Controlling Interest in Consolidated Financial Statements — An Amendment of ARB NO. 151”. SFAS No. 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent’s ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company does not expect that this standard will have an impact on its financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures About Derivative Instruments and Hedging Activities- An Amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the adoption of SFAS No. 161 will have a material impact on its financial position and results of operations.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement was effective January 1, 2009 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”) is effective for the Company for annual and interim reporting periods beginning April 1, 2009. FSP 03-6-1 states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are considered participating securities under EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. The Company is still evaluating the impact the adoption of this standard will have on our consolidated financial statements and the computation of earnings per share.
     EITF No. 07-5, “Determining Whether an Instrument is Indexed to an Entity’s Own Stock” (“EITF 07-5”) is effective for the Company for annual and interim reporting periods beginning April 1, 2009. EITF 07-5 replaces the guidance in EITF Issue 01-6, “The Meaning of Indexed to a Company’s Own Stock”. Both Issues 01-6 and 07-5 require an entity to evaluate an instrument’s contingency provisions and the factors that affect its ultimate settlement amount (i.e., the payoff to the holder) when determining whether the instrument is indexed to the entity’s own stock. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
     On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instrument”s (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements. However, it will require the Company to make interim disclosures regarding fair value, so it will impact quarterly disclosures.

     On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses should be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. FSP 115-2 requires the Company to account for prior period impairment losses as a cumulative effect; however, no cumulative effects are necessary as the impairment losses were considered the result of credit deteriorations. These pronouncements will be effective for the Company beginning April 1, 2009. The Company is still evaluating the impact these pronouncements will have on its consolidated financial statements.
     On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157- 4”). This pronouncement will be effective for the Company beginning April 1, 2009. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company does not expect the adoption of FSP 157-4 will have a material impact on the consolidated financial statements.

Note 2. Investments (In Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Government and agency obligations	$1,500	$3	$—	$1,503
Corporate bonds	1,984	—	(1,283)	701
Mortgage-backed securities	27,813	572	(32)	28,353
Trust preferred securities	1,003	—	(253)	750

Total debt securities	32,300	575	(1,568)	31,307
Preferred Stock	3,775	—	(2,125)	1,650
Common stock	3,158	3	(903)	2,258

Total	$39,233	$578	$(4,596)	$35,215

	March 31, 2008
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
U.S. Government and agency obligations	$3,495	$52	$—	$3,547
Corporate bonds	8,496	8	(192)	8,312
Mortgage-backed securities	22,235	257	(42)	22,450
Trust preferred securities	1,004	8	—	1,012

Total debt securities	35,230	325	(234)	35,321
Preferred stock	12,173	—	(751)	11,422
Common stock	6,209	384	(376)	6,217

Total	$53,612	$709	$(1,361)	$52,960

     Management considers the credit worthiness of the issuer in evaluating its impairment. As of March 31, 2009, impairment charges of $740 thousand were recognized on ten common stocks and impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs. During the quarter ended December 31, 2008, the Company recognized a tax benefit of approximately $3.5 million on these Fannie Mae and Freddie Mac impairment changes due to the October 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal tax purposes. The remaining gross unrealized losses in the investment portfolio were considered to be temporary and primarily due to changes in market conditions and interest rates. These temporarily impaired securities as of March 31, 2009 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position:

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)
Corporate bonds	$—	$—	$701	$(1,283)
Mortgage-backed securities	1,165	(11)	730	(21)
Trust Preferred Securities	—	—	750	(253)
Preferred stock	817	(845)	773	(1,280)
Common stock	1,118	(526)	738	(377)

Total temporarily impaired securities	$3,100	$(1,382)	$3,692	$(3,214)

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2009 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$1,500	$1,503	4.03%
Due after one year but within five years	4,468	4,549	4.10
Due after five years but within ten years	5,101	3,900	5.39
Due after ten years	21,231	21,355	5.66

Total	$32,300	$31,307

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2009 and 2008 (all classified as available for sale) were as follows:

	2009	2008
	(Dollars in Thousands)
Proceeds from sales, maturities, redemptions	$12,121	$28,810

Gross gains	415	886
Gross losses	(77)	(56)
Other than temporary impairment	(10,134)	(185)

Net realized (loss) gains	$(9,796)	$645

     During the year ended March 31, 2009, the Bank recognized write-downs of $10.1 million related to common and preferred equity securities, compared to $185,000 during the year ended March 31, 2008. The write-downs are included in the preceding table.
     Mortgage-backed securities with an amortized cost and fair value of $2.8 million at March 31, 2009, were pledged to provide collateral for certain customers. In addition, investment securities carried at $23.9 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston.
     As a member of the FHLB of Boston, the Bank was required to invest in stock of the FHLB of Boston in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever was higher. In April 2004, the FHLB of Boston amended its capital structure at which time the Company’s FHLB of Boston stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for redemption or upon termination of membership. The FHLB of Boston may, but is not obligated to, repurchase Class B stock prior to expiration of the five-year redemption notice. Under the new capital structure, the Bank’s stock investment requirement is an amount equal to the sum of 0.35% of certain specified assets (such assets totaled $265.0 million at the time of the change in capital structure) plus 4.5% of the Bank’s advances and certain other specified items. In connection with the adoption of the new capital structure, the Bank was not required to increase its investment in FHLB of Boston stock.
     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.
Note 3. Loans (In Thousands)
     Loans as of March 31, 2009 and 2008 are summarized below:

	2009	2008
Real estate loans:
Residential real estate (1-4 family)	$183,327	$178,727
Commercial real estate	249,941	244,496
Construction	14,089	30,950
Home equity lines of credit	7,347	6,559

Total real estate loans	454,704	460,732
Commercial loans	4,834	13,173
Consumer loans	1,132	1,037

Total loans	460,670	474,942
Less: allowance for losses	(3,191)	(3,613)

Total loans, net	$457,479	$471,329

     The Bank had eight loans to seven borrowers on nonaccrual status totaling $4.8 million as of March 31, 2009 and seven loans to five borrowers on nonaccrual status totaling $9.6 million as of March 31, 2008. During the year ended March 31, 2009, there were no impaired loans other than nonaccrual loans. There was one interest-accruing impaired loan which totaled $136 thousand during fiscal 2008.
     Loans serviced by the Bank for others amounted to $9.1 million and $11.0 million at March 31, 2009 and 2008, respectively.
     During fiscal 2009, the Bank purchased $6.1 million of residential loans and participated in $347 thousand of commercial real estate loans. During fiscal 2008, the Bank did not purchase any residential loans, participated in $5.8 million of commercial real estate loans, and purchased $7.3 million of commercial and industrial loans.
     The following is a summary of information pertaining to impaired loans for the dates and periods specified
(In Thousands):

	At March 31,
	2009	2008
Impaired loans with a valuation allowance	$690	$4,766
Impaired loans without a valuation allowance	3,335	4,562

Total impaired loans	$4,025	$9,328

Specific valuation allowance related to impaired loans	$300	$601

	Years ended March 31,
	2009	2008
Average recorded investment in impaired loans	$8,597	$5,910
Cash receipts applied to reduce principal balance	1,228	355
Interest income recognized for cash payments	33	99
     Impaired loans at March 31, 2009 totaled $4.0 million and were comprised of five loans to four borrowers, consisting of three residential loans, and two commercial real estate loans. Impaired loans at March 31, 2008 totaled $9.3 million and were comprised of three loans to one borrower to construct two homes, one loan secured by multi-family property and two commercial real estate loans.
     At March 31, 2009, three nonaccrual residential loans totaling $441 thousand were not considered to be impaired due to their low loan to value ratios.
     If the interest on nonaccrual loans had been recognized in accordance with original interest rates, interest income would have increased by $588 thousand for fiscal 2009, and by $522 thousand for fiscal 2008.
     At March 31, 2009, there were no impaired loans that were past due 90 days or more in interest or principal which were still accruing interest. At March 31, 2008, there was one impaired loan totaling $136 thousand that was past due 90 days or more in interest or principal which was still accruing interest. There was one troubled debt restructuring during the year ended March 31, 2009 which was a residential loan with a recorded investment of $184 thousand. The restructuring created a charge-off of $34 thousand resulting in a book balance of $150 thousand at March 31, 2009. There were no troubled debt restructurings during the fiscal year ended March 31, 2008.
     The following summarizes activity with respect to loans made by the Bank to directors and officers and their related interests for the years ended March 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$381	$654
New loans	42	11
Repayment of principal	(33)	(284)

Balance at end of year	$390	$381

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.
Note 4. Allowance for Loan Losses (In Thousands)
     A summary of changes in the allowance for loan losses follows:

	Years Ended March 31,
	2009	2008
Balance at beginning of year	$3,613	$3,881
Provision (reduction of provision) charged to expense	2,125	(70)
Less: Amounts charged-off	(2,559)	(249)
Add: Recoveries on accounts previously charged-off	12	51

Balance at end of year	$3,191	$3,613

Note 5. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31, 2009 and 2008 follows:

			Estimated
	2009	2008	Useful Lives
Land	$589	$589
Buildings and improvements	2,307	2,213	50 years
Furniture and fixtures	3,353	3,187	3-5 years
Leasehold improvements	1,561	1,561	5-10 years

	7,810	7,550
Less accumulated depreciation and amortization	(4,487)	(3,581)

Total	$3,323	$3,969

     Depreciation and amortization for the years ended March 31, 2009 and 2008 amounted to $905 thousand and $955 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.
Note 6. Other Real Estate Owned (In Thousands)
     The following summarizes activity with respect to other real estate owned during the year ended March 31, 2009. There was no other real estate owned activity during the fiscal year ended March 31, 2008.

2009
Balance at beginning of year	$—
Additions	3,237
Valuation adjustments	(60)
Sales	(191)

Balance at end of year	$2,986

     During fiscal 2009, five residential properties totaling $3.2 million were acquired through foreclosure or deed in lieu of foreclosure. Management’s subsequent review of one property resulted in the recording of a valuation allowance of $60 thousand. During fiscal 2009, the sales of two residential properties with book values of $191 thousand were sold for $218 thousand, resulting in gains on the sale of other real estate owned of $27 thousand.
Note 7. Deposits (Dollars in Thousands)
     Deposits at March 31, 2009 and 2008 are summarized as follows:

	2009	2008
Demand deposit accounts	$46,259	$38,250
NOW accounts	30,976	27,065
Passbook and other savings accounts	50,737	50,252
Money market deposit accounts	67,398	67,243

Total non-certificate accounts	195,370	182,810

Term deposit certificates
Certificates of $100,000 and above	85,497	74,052
Certificates less than $100,000	94,207	104,227

Total term deposit certificates	179,704	178,279

Total deposits	$375,074	$361,089

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2009 are as follows:

		Weighted Average
	Amount	Interest Rate
Within 1 year	$174,021	2.60%
Over 1 to 3 years	4,636	2.74
Over 3 years	1,047	3.00

	$179,704

Note 8. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, 2009 and March 31, 2008 follows:

	2009		2008
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Within 1 year	$27,000	5.55%	$12,000	5.27%
1-2 years	26,000	5.37	27,000	5.55
2-3 years	—	—	26,000	5.37

3-4 years	29,583	3.92	—	—
4-5 years	2,000	5.49	29,691	3.92
Over 5 to 10 years	60,000	3.94	62,000	3.99

	$144,583	4.52%	$156,691	4.57%

     At March 31, 2009, advances totaling $127 million are callable during fiscal 2010 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB of Boston advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $52.2 million at March 31, 2009.
Note 9. Income Taxes (Dollars in Thousands)
     The components of the (benefit) provision for income taxes for the years indicated are as follows:

	Years Ended March 31,
	2009	2008
Current
Federal	$203	$746
State	86	136

Total current provision	289	882
Deferred benefit	(3,551)	(290)

(Benefit) provision for income taxes	$(3,262)	$592

          The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Years Ended March 31,
	2009	2008
Statutory Federal tax rate	(34.0)%	34.0%
Items affecting Federal income tax rate:
Dividends received deduction	(1.6)	(4.4)
State income taxes – net of federal	(2.1)	1.5
Bank-owned life insurance deduction	(1.1)	(1.4)
Securities write-down	0.8	—
Valuation allowance	3.4	—
Other	0.1	(0.7)

Effective tax rate	(34.5)%	29.0%

          The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized as of March 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,306	$1,479
Depreciation	860	490
Post-employee retirement benefit accrual	221	256
Write-down of investments securities	3,888	85
Unrealized loss on securities, net	1,628	250
Capital loss carry forward	—	30
Other	350	234

Gross deferred tax asset	8,253	2,824
Less: Valuation Allowance	(387)	—

Net deferred tax asset	7,866	2,824

Deferred tax liabilities:
Deferred loan origination costs	281	267

Gross deferred tax liability	281	267

Net deferred tax asset	$7,585	$2,557

          The Company has recorded a valuation allowance against certain deferred tax assets due to uncertainty surrounding the realization of these assets. The valuation allowance is related to certain capital loss carryforwards that are only allowed to be utilized against capital gains. Due to the uncertainty surrounding future capital gains, management believes it is more likely than not that these assets will not be realized.
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
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. Effective April 1, 2007, the

Company adopted the provisions of FIN 48 and there has been no material effect on the financial statements as a result of such adoption. As a result, there was no cumulative effect related to adopting FIN 48. Upon adoption of FIN 48, unrecognized tax benefits were classified as a long-term liability.
     As of April 1, 2007, the Company provided a liability of $176,000 of unrecognized tax benefits related to various federal and state income tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Unrecognized tax benefits at April 1, 2008	$176,000
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—

Unrecognized tax benefits at March 31, 2009	$176,000

     The amount of unrecognized tax benefit that would impact the Company’s effective tax rate, if recognized, is $176 thousand. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate is the federal tax benefit of state income tax items. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months. In general, the tax years ended March 31, 2005 through March 31, 2008 remain open to examination by federal and state taxing jurisdictions to which the Company is subject. As of April 1, 2008, the Company had accrued interest and penalties of $33 thousand related to uncertain tax positions. As of March 31, 2009, the total amount of accrued interest and penalties is $49 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
Note 10. Financial Instruments with Off-Balance Sheet Risk (In Thousands)
          The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of commercial and construction loans, and commitments to originate loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
          The Bank’s exposure to credit loss in the event of nonperformance by the other party to its financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
          Financial instruments with off-balance sheet risks as of March 31, 2009 and 2008 included the following:

	At March 31,
	2009	2008
Unused lines of credit	$15,129	$15,009
Unadvanced portions of construction loans	1,439	3,852
Unadvanced portions of commercial loans	1,739	1,681
Commitments to originate commercial mortgage loans	1,884	4,372
Commitments to originate residential mortgage loans	23,187	6,493
Commitments to sell residential mortgage loans	11,351	4,524

Total off-balance sheet commitments	$54,729	$35,931

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
     The Bank is also a party to lease commitments related to premises used to conduct its business. A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending
March 31,
2010	$352
2011	347
2012	340
2013	320
2014	300
Thereafter	1,247

Total	$2,906

     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for the years ended March 31, 2009 and 2008 was $352 thousand and $338 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.
Note 11. Stockholders’ Equity (Dollars in Thousands, except per share amount)
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2009, the Bank met all capital adequacy requirements to which it is subject.
     In December 2008, the U.S. Department of Treasury invested $10.0 million in the Company through the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (see Note 14 for additional information regarding the Company’s participation in the TARP Capital Purchase Program). As a result of this investment, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The table below reflects $10.0 million in TARP funds received as a capital contribution from the Company to the Bank. To be categorized as “well capitalized,” the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. There are no conditions or events, since that notification that management believes would cause a change in the Bank’s categorization. No deduction was taken from capital for interest-rate risk. The Company’s and the Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios together with related regulatory minimum requirements are summarized below:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Company (consolidated)
Total risk-based capital	$46,180	12.41%	$29,769	≥8.00%	N/A	N/A
Tier 1 capital	42,989	11.56	14,875	≥4.00	N/A	N/A
Tier 1 leverage capital	42,989	7.77	22,130	≥4.00	N/A	N/A
Bank
Total risk-based capital	$39,815	10.69	$29,796	≥8.00%	$37,245	≥10.00%
Tier 1 capital	36,624	9.84	14,887	≥4.00	22,418	≥6.00
Tier 1 leverage capital	36,624	6.61	22162	≥4.00	27,810	≥5.00

As of March 31, 2008:
Company (consolidated)
Total risk-based capital	$51,444	11.44%	$35,975	≥8.00%	N/A	N/A
Tier 1 capital	47,831	10.63	17,998	≥4.00	N/A	N/A
Tier 1 leverage capital	47,831	8.49	22,535	≥4.00	N/A	N/A
Bank
Total risk-based capital	$43,646	10.50%	$33,254	≥8.00%	$41,568	≥10.00%
Tier 1 capital	40,033	9.63	16,628	≥4.00	24,972	≥6.00
Tier 1 leverage capital	40,033	7.08	22,618	≥4.00	28,272	≥5.00
     The Company and the Bank may not declare or pay cash dividends on their stock if the effect thereof would cause capital to be reduced below regulatory requirements, or if such declaration and payment would otherwise violate regulatory requirements.
     In October 1991, the Company adopted a Shareholder Rights Agreement (“Rights Plan”) entitling each shareholder, other than an “Acquiring Person” or an “Adverse Person” as defined below, to purchase the Company’s stock at a discounted price in the event any person or group of persons exceeded predetermined ownership limitations of the Company’s outstanding common stock (an “Acquiring Person”) and, in certain circumstances, engaged in specific activities deemed adverse to the interests of the Company’s shareholders (an “Adverse Person”). The Rights Plan was due to expire in October 2001, but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011.
Note 12. Employee Benefits (Dollars in Thousands, Except Per Share Data)
Pension and Savings Plans
     As a participating employer in the Cooperative Banks Employees Retirement Association (“CBERA”), a multi-employer plan, the Bank has in effect a non-contributory defined benefit plan (“Pension Plan”) and a defined contribution plan (“Savings Plan”) covering substantially all eligible employees.
     Benefits under the Pension Plan are determined at the rate of 1% and 1.5% of certain elements of final average pay times years of credited service and are generally provided at age 65 based on years of service and the average of the participants’ three highest consecutive years of compensation from the Bank. Employee contributions are made to a Savings Plan which qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended. The Bank matches 50% of an eligible deferral contribution on the first 5% of the deferral amount subject to the maximum allowable under federal regulations. Pension benefits and employer contributions to the Savings Plan become vested over six years.
     Expenses for the Pension Plan and the Savings Plan were $465 thousand and $504 thousand, for the years ended March 31, 2009 and 2008, respectively. Forfeitures are used to reduce expenses of the plans.
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
     On January 31, 2007, the ESOP completed the purchase of 109,600 shares of the Company’s common stock, of which 6,100 shares were purchased with cash accumulated through allocations to participants’ accounts. The ESOP purchased the shares pursuant to the terms of the Stock Purchase Agreement, dated January 25, 2007, by and among the Company and the ESOP and Mendon Capital Advisors Corp., Moors & Mendon Master Fund, L.P., Mendon ACAM Master Fund, Ltd. and Burnham Financial Services Fund (collectively, “Mendon”). In conjunction with this transaction, the ESOP refinanced the above-noted third party loan with a loan from the Company with the same term as the third party loan. Additionally, the ESOP borrowed $3.42 million from the Company related to this purchase. This loan will be repaid in quarterly installments of principal and interest of $90,800 over 20 years.
     As set forth by Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”, compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP compensation expense for fiscal 2009 and 2008 amounted to $113 thousand and $506 thousand, respectively.
     Company common stock dividends received by the ESOP on allocated shares that are not associated with financing are allocated to plan participants. Company common stock dividends received by the ESOP for allocated shares that are associated with financing provided by the Company are returned to the Bank for the purpose of reducing expenses.

Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2009 and 2008:

	Years Ended March 31,
	2009		2008
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(165)	$(168)	$(235)	$(216)
Fully eligible participants	—	—	—	—

Total	$(165)	$(168)	$(235)	$(216)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(235)	$(216)	$(230)	$(199)
Service cost less expense component	—	—	—	—
Interest cost	(12)	(11)	(13)	(12)
Actuarial gain	66	26	7	9
Amendment	—	—	—	—
Assumptions	15	11	—	(34)
Benefits paid	1	22	1	20

Accumulated benefit obligations at year-end	$(165)	$(168)	$(235)	$(216)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	22	1	20
Benefits paid and expenses	(1)	(22)	(1)	(20)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in Other Comprehensive Income:

Other Comprehensive Income at prior fiscal year-end	$(62)	$(104)	$(54)	$(130)
Plan Amendment	n/a	n/a	n/a	n/a

Gain (loss) Actuarial Experience	(66)	(26)	(7)	(9)
Gain (loss) Assumptions	(15)	(11)	n/a	34
Amortization included in Pension Expense	2	1	(2)	1

Other Comprehensive Income at current year-end	$(141)	$(140)	$(63)	$(104)

Amounts with Deferred Recognition	n/a	n/a	n/a	n/a
Reconciliation of (accrual) prepaid:
(Accrued) prepaid pension cost at beginning of year	$(296)	$(321)	$(283)	$(329)
Minus net periodic cost	(10)	(9)	(15)	(12)
Plus employer contributions, net	1	22	1	20

(Accrued) prepaid cost at end of year	$(305)	$(308)	$(297)	$(321)

Benefit obligation weighted average assumption as Change in projected benefit obligation:
Discount rate	6.75%	6.75%	5.75%	5.75%
Expected return on plan assets	6.75	6.75	5.75	5.75
Rate of compensation increase	n/a	n/a	n/a	n/a

	Years Ended March 31,
	2009		2008
	Life	Medical	Life	Medical
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	12	11	13	12
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	9	14	9	14
Recognized actuarial (gain) loss	(11)	(15)	(7)	(14)

Net periodic benefit cost	$10	$10	$15	$12

Periodic benefit cost weighted average assumptions:
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts recognized in the statement of Financial Position consist of:
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	(22)	(20)	(22)	(20)
Noncurrent Liabilities	(143)	(148)	(213)	(196)

	$(165)	$(168)	$(235)	$(216)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net Loss (Gain)	$(175)	$(165)	$(104)	$(143)
Prior Service Cost (Credit)	—	(74)	—	(85)
Transition Liability (Asset)	34	99	43	124

	$(141)	$(140)	$(61)	$(104)

Amounts anticipated to be recognized in expense for fiscal year ending in 2009:	$(19)	$(18	$(9)	$(14)
Net Loss (Gain)	—	(11)	—	(11)
Prior Service Cost (Credit)	9	25	9	25

Transition Liability (Asset)	$(10)	$(4)	$—	$—

     The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan. The Company follows SFAS No. 132, as revised in December 2003, “Employers’ Disclosures about Pensions and Other Post-Retirement Benefits” and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-Retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets to be disclosed. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Note 13. Legal Proceedings
     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.
Note 14. Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, the Company and the Bank met all regulatory requirements to be considered well capitalized at March 31, 2009.
The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. The Series A Preferred Stock may be redeemed, in whole or in part, at any time and from time to time, at the option of the Company, subject to consultation with the Company’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the Series A Preferred Stock. Any redemption of a share of Series A Preferred Stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends and the Series A Preferred Stock may be redeemed without regard to whether the Company has replaced such funds from any other source or to any waiting period.
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
     The Warrant was valued at $594,000 and was recognized as equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock", and is reported within additional paid-in capital in the accompanying Consolidated Balance Sheets. The Company also performs accounting for the preferred stock and warrant as set forth by FASB Staff Position No. APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", and Emerging Issues Task Force Topic No. D-60, “Accounting for the Issuance of Convertible Preferred Stock and Debt Equities with a Non-detachable Conversion Feature". The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594 thousand. The discount to the Series A preferred stock is being accreted over five years using the effective yield method as set forth by Securities and Exchange Commission Staff Accounting Bulletin No. 68 (Topic 5Q), “Accounting for Increasing Rate Preferred

Stock”. The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value were as follows:

Expected life in years	10.00
Expected volatility	54.76%
Dividend yield	3.00%
Risk-free interest rate	2.67%
Regarding the above assumptions above, the expected term represents the expected period of time the Company believes the warrant will be outstanding. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the dividend yield is based on management’s estimation of the Company’s common stock dividend yield during the next ten years. The risk-free interest rate is based on the U.S. Treasury 10 year rate.
Note 15. Fair Values of Financial Instruments (In Thousands)
     Effective April 1, 2008, the Company adopted SFAS No. 157 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:
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
     The only assets of the Company recorded at fair value on a recurring basis at March 31, 2009 were securities available for sale. Assets recorded at fair value on a nonrecurring basis are three impaired loan relationships. The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total
Securities available for sale	$2,258	$31,945	$1,012	$35,215
Impaired loans carried at fair value	$—	$—	$690	$690
     The securities comprising the balance at March 31, 2009 designated as Level 3 included a collateralized mortgage obligation (CMO) totaling $595 thousand, a FNMA mortgage-backed security totaling $411 thousand, and an asset-backed security (ABS) totaling $6 thousand, all of which lacked quoted prices in active markets. The CMO and ABS were valued by utilizing discounted cash flow models. The FNMA mortgage-backed security was valued at par. It is a unique security that was structured solely for the Bank, and it is secured by Government National Mortgage Association-guaranteed loans.

     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At March 31, 2009, impaired loans measured at fair value using Level 3 inputs amounted to $690 thousand, which represents three customer relationships. There were no impaired loans measured at fair value using Level 2 inputs at March 31, 2009. Level 3 inputs utilized to determine the fair value of the impaired loan relationships consists of appraisals and expected cash flows.
     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale
Balance at March 31, 2008	$717
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	(7)
Net accretion of discount and repayment of principal	(109)
Net transfers in/out of Level 3	411

Balance at March 31, 2009	$1,012

     Of the Level 3 investment securities that were still held by the Company at March 31, 2009, the unrealized loss for the year ended March 31, 2009 was $7 thousand, which is recognized in other comprehensive income in the consolidated statements of financial condition. The Company did not have any sales or purchases of Level 3 available for sale securities during fiscal year 2009.
     The changes in Level 3 impaired loans measured at fair value on a nonrecurring basis were (in thousands):

Impaired
Loans
Balance at March 31, 2008	$4,226
Total realized and unrealized losses included in income	(1,934)
Additional principal disbursement	97
Net transfers in/out of Level 3	(1,699)

Balance at March 31, 2009	$690

     The two level three impaired loans that existed at the beginning of fiscal 2009 were transferred to other real estate owned during the year. Three other level three impaired loan relationships were transferred in during fiscal 2009 with recorded fair values of $690 thousand as of March 31, 2009.
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
     The following methods and assumptions were used by the Bank in estimating fair values of its financial instruments:
     Cash and Due from Banks — The carrying values reported in the balance sheet for cash and due from banks approximate their fair value because of the short maturity of these instruments.
     Short-Term Investments — The carrying values reported in the balance sheet for short-term investments approximate fair value because of the short maturity of these investments.

     Investments and Mortgage-Backed Securities — The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Securities classified as Level 3 include securities in less liquid markets.
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with Statement of Financial Accounting Standard No. 114,“Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at March 31, 2009 consists of appraisals and expected cash flows.
     Other Real Estate Owned — Other real estate owned (“OREO”) is recorded at the lower of book value, or fair market value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.
     Goodwill - Goodwill is subject to impairment testing. The bank accounts for goodwill and impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. Impairment testing is performed at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. The most recent testing was performed as of December 31, 2008 utilizing 2008 average earnings and average book multiples of bank sale transactions, and management determined that no impairment existed. No events have occurred during the three months ending March 31, 2009 which indicate that the impairment test would need to be re-performed.
     Accrued Interest Receivable — The carrying value reported in the balance sheet for accrued interest receivable approximates its fair value because of the short maturity of these accounts.
     Stock in FHLB of Boston — The carrying amount reported in the balance sheet for FHLB stock approximates its fair value. If redeemed, the Bank will receive an amount equal to the par value of the stock.
     The Co-operative Central Bank Reserve Fund — The carrying amount reported in the balance sheet for the Co-operative Central Bank Reserve Fund approximates its fair value.
     Deposits — The fair values of deposits (excluding term deposit certificates) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for term deposit certificates are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits with similar remaining maturities.
     Advances from FHLB of Boston — Fair values of non-callable advances from the FHLB of Boston are estimated based on the discounted cash flows of scheduled future payments using the respective year-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLB of Boston are estimated using indicative pricing provided by the FHLB of Boston.
     Short-Term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable — The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.
     Off-Balance Sheet Instruments — The Bank’s commitments for unused lines of credit and unadvanced portions of loans have short remaining disbursement periods or variable interest rates, and, therefore, no fair value adjustment has been made.

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2009		March 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$5,099	$5,099	$5,837	$5,837
Short-term investments	37,323	37,323	11,888	11,888
Investment securities	35,215	35,215	52,960	52,960

Loans held for sale	3,208	3,208	195	195
Net loans	457,479	453,974	471,329	471,131
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,859	1,859	1,981	1,981

Liabilities
Deposits	$375,074	$366,052	$361,089	$349,506
Short-term borrowings	1,014	1,014	141	141
Advances from FHLB of Boston	144,583	153,318	156,691	164,667
Subordinated debenture	11,341	9,013	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,532	1,532	1,308	1,308
Accrued interest payable	619	619	677	677
Note 16. Parent Company Only Condensed Financial Statements (In Thousands)
     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	At March 31,
Balance Sheets	2009	2008

Assets
Cash deposit in subsidiary bank	$337	$238
Investment in subsidiary	44,005	42,127
ESOP loan (Note 11)	6,819	7,375
Investment in unconsolidated subsidiary	341	341
Other assets	197	113

Total assets	$51,699	$50,194

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$11,341
Accrued taxes and other liabilities	119	37
Total stockholders’ equity	40,239	38,816

Total liabilities and stockholders’ equity	$51,699	$50,194

	Years Ended March 31,
Statements of Income	2009	2008

Dividends from subsidiary	$1,132	$450
Interest income	564	615
Interest expense on subordinated debentures	(692)	(841)
Noninterest expenses	(522)	(352)

Gain (loss) before income tax benefit	482	(128)
Income tax benefit	221	197

Income before equity in undistributed net income of subsidiary	703	69
Equity in undistributed net (loss) income of subsidiary	(6,908)	1,378

Net (loss) income	$(6,205)	$1,447

	Years Ended March 31,
Statements of Cash Flows	2009	2008

Cash flows from operating activities:
Net (loss) income	$(6,205)	$1,447
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	6,908	(1,378)
(Increase) decrease in other assets	(84)	77
Increase (decrease) increase in accrued taxes and other liabilities	82	(6)

Net cash provided by operating activities	701	140

Cash flows from investing activities:
ESOP loans, net of repayment	554	542
Investment in subsidiary	(10,000)	—

Net cash (used in)provided by investing activities	(9,446)	542

Cash flows from financing activities:
Issuance of Series A preferred stock and warrants	9,970	—
Cash dividends paid, net	(1,126)	(1,016)

Net cash provided by (used in) financing activities	8,844	(1,016)

Net increase (decrease) in cash in subsidiary bank	99	(334)
Cash in subsidiary bank at beginning of year	238	572

Cash in subsidiary bank at end of year	$337	$238

[LETTERHEAD OF CATURANO AND COMPANY]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
   Central Bancorp, Inc.:
We have audited the accompanying balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc and subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Notes 1 and 14, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, on April 1, 2008.
/s/ CATURANO AND COMPANY, P.C.
CATURANO AND COMPANY, P.C.
June 22, 2009
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

(b)	Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations” of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2009.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
Executive Officers
     The information contained under the sections captioned “Proposal I — Election of Directors - Executive Officers Who Are Not Directors” in the Proxy Statement is incorporated herein by reference.
Compliance with Section 16(a) of the Exchange Act
     The information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees.
Corporate Governance
     For information regarding the audit committee and its composition and the audit committee financial expert, the sections captioned “Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.
Item 11. Executive Compensation
Executive Compensation
     The information required by this item is incorporated herein by reference to the sections titled “Executive Compensation” and “Director Compensation” in the Proxy Statement.
Corporate Governance
     The information required by this item is incorporated herein by reference to the sections titled “Meetings and Committees of the Board of Directors — Compensation Committee” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the section captioned “Principal Holders of Voting Securities” in the Proxy Statement.

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Security Ownership of Management” in the Proxy Statement.

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
     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2009:

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
     The information required by this item is incorporated herein by reference to the section titled “Transactions with Related Persons” in the Proxy Statement.
Director Independence
     The information related to director independence required by this item is incorporated herein by reference to the section titled “Proposal 1 — Election of Directors” in the Proxy Statement.
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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.
     The following exhibits are filed as exhibits to this report:

Exhibit No.	Description

3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[10]	Amended Bylaws of Central Bancorp, Inc.

4.1[2]	Articles of Amendment to the Articles of Incorporation of Central Bancorp, Inc. Establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2[2]	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Bancorp, Inc.

4.3[2]	Warrant to Purchase 234,742 Shares of Common Stock of Central Bancorp, Inc.

4.4[3]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1[4]	Employment Agreement by and between Central Co-operative Bank and John D. Doherty†

10.2[4]	Employment Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.3[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, as amended †

10.4[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and William P. Morrissey, as amended †

10.5[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.6[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.7[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.8[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.9[1]	Severance Agreement between the Bank and David W. Kearn, dated December 14, 1994 †

10.10[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.11[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley, Kearn and Morrissey, dated January 8, 1999 †

10.12[5]	1999 Stock Option and Incentive Plan †

10.13[6]	Amended and Restated Deferred Compensation Plan for Non-Employee Directors †

10.14[3]	Senior Management Incentive Plan, as amended †

10.15[7]	Severance Agreement between the Bank and Bryan E. Greenbaum dated March 17, 2005†

10.16[8]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan †

Exhibit No.	Description

14[9]	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Caturano and Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 0- 25251) filed with the SEC on June 28, 1999.

(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 9, 2009.

(3)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

(4)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 21, 2007.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-25251) filed with the SEC on February 17, 2009).

(7)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the SEC on June 29, 2005 and to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 filed with the SEC on November 14, 2008 (File No. 0-25251).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

(10)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on October 22, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 22, 2009	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty John D. Doherty	June 22, 2009
Chairman and Chief Executive Officer

/s/ Paul S. Feeley Paul S. Feeley	June 22, 2009
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ William P. Morrissey	June 22, 2009
William P. Morrissey
President and Director

/s/ Gregory W. Boulos	June 22, 2009
Gregory W. Boulos
Director

/s/ Paul E. Bulman	June 22, 2009
Paul E. Bulman
Director

/s/ Robert J. Hardiman	June 22, 2009
Robert J. Hardiman
Director

/s/ James F. Linnehan	June 22, 2009
James F. Linnehan
Director

/s/ Albert J. Mercuri, Jr.	June 22, 2009
Albert J. Mercuri, Jr.
Director

/s/ John J. Morrissey	June 22, 2009
John J. Morrissey
Director

/s/ Richard E. Stevens	June 22, 2009
Richard E. Stevens
Director

/s/ Edward F. Sweeney, Jr.	June 22, 2009
Edward F. Sweeney, Jr.
Director