Form 10-Q
period 2009-06-30
CENTRAL BANCORP INC /MA/
filed 2009-08-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was reported to submit and post such files).  Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at August 7, 2009

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	June 30, 2009	March 31, 2009
ASSETS

Cash and due from banks	$3,051	$5,099
Short-term investments	29,463	37,323

Cash and cash equivalents	32,514	42,422

Investment securities available for sale (Note 2)	32,692	35,215
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	42,786	45,309

Loans held for sale	3,735	3,208

Loans (Note 3)	457,975	460,670
Less allowance for loan losses	(3,064)	(3,191)

Loans, net	454,911	457,479

Accrued interest receivable	1,726	1,859
Banking premises and equipment, net	3,163	3,323
Deferred tax asset, net	6,713	7,585
Other real estate owned	3,063	2,986
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,465	6,391
Other assets	2,800	3,033

Total assets	$560,108	$575,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$359,745	$375,074
Short-term borrowings	2,024	1,014
Federal Home Loan Bank advances	141,555	144,583
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,458	1,532
Accrued expenses and other liabilities	2,196	2,044

Total liabilities	518,319	535,588

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at June 30, 2009 and March 31, 2009, with a liquidation preference and redemption value of $10,063,889	9,504	9,476
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued and outstanding at June 30, 2009 and March 31, 2009	1,640	1,640
Additional paid-in capital	4,314	4,371
Retained income	33,466	33,393
Accumulated other comprehensive loss (Note 6)	(892)	(2,226)
Unearned compensation — ESOP	(6,423)	(6,415)

Total stockholders’ equity	41,789	40,239

Total liabilities and stockholders’ equity	$560,108	$575,827

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2009
(In Thousands, Except Share and Per Share Data)	2009	2008
Interest and dividend income:

Mortgage loans	$6,698	$6,853
Other loans	90	190
Investments	380	765
Short-term investments	20	57

Total interest and dividend income	7,188	7,865

Interest expense:
Deposits	1,538	2,007
Advances from Federal Home Loan Bank of Boston	1,650	1,763
Other borrowings	152	170

Total interest expense	3,340	3,940

Net interest and dividend income	3,848	3,925
Provision for loan losses	50	200

Net interest and dividend income after provision for loan losses	3,798	3,725
Noninterest income:
Deposit service charges	238	246
Net loss from sales and write-downs of investment securities	—	(29)
Net gains on sales of loans	149	13
Bank owned life insurance income	75	78
Other income	72	120

Total noninterest income	534	428

Noninterest expenses:
Salaries and employee benefits	2,051	2,218
Occupancy and equipment	536	553
Data processing fees	209	201
Professional fees	234	180
FDIC deposit premiums	341	10
Advertising and marketing	76	30
Other expenses	475	416

Total noninterest expenses	3,922	3,608

Income before income taxes	410	545
Provision for income taxes	112	144

Net income	$298	$401

Net income available to common shareholders	$145	$401

Earnings per common share — basic (Note 9)	$0.10	$0.29

Earnings per common share — diluted (Note 9)	$0.10	$0.29

Weighted average common shares outstanding — basic	1,446,413	1,385,706

Weighted average common and equivalent shares outstanding — diluted	1,450,386	1,385,739
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Series A		Additional		Other	Unearned	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands, Except Per Share Data)	Stock	Stock	Capital	Income	Loss	ESOP	Equity

Three Months Ended June 30, 2009

Balance at March 31, 2009	$9,476	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239

Net income				298			298

Other comprehensive income, net of taxes:
Unrealized gain on securities, net of reclassification adjustment (Note 6)					1,334		1,334

Comprehensive income							1,632

Dividends paid to common stockholders ($0.05 per share)				(72)			(72)
Preferred stock accretion of discount and issuance costs	28			(28)
Dividends paid on preferred stock				(125)			(125)
Stock-based compensation (Note 10)			80				80
Amortization of unearned compensation — ESOP			(137)			172	35

Balance at June 30, 2009	$9,504	$1,640	$4,314	$33,466	$(892)	$(6,243)	$41,789

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
(In thousands)

Cash flows from operating activities:

Net income	$298	$401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207	232
Amortization of premiums	59	17
Provision for loan losses	50	200
Stock-based compensation and amortization of unearned compensation — ESOP	115	172
Net losses from sales and write-downs of investment securities	—	29
Bank-owned life insurance income	(75)	(78)
Gains (losses) on sales of loans held for sale	(149)	(13)
Originations of loans held for sale	(20,194)	(1,628)
Proceeds from sale of loans originated for sale	19,816	1,837
Decrease in accrued interest receivable	133	96
Decrease (increase) in other assets, net	234	(14)
Increase in advance payments by borrowers for taxes and insurance	(74)	(52)
(Decrease) increase in accrued expenses and other liabilities, net	152	87

Net cash provided by operating activities	572	1,286

Cash flows from investing activities:

Loan principal collections (originations), net	2,441	(1,185)
Principal payments on mortgage-backed securities	3,170	1,358
Proceeds from sales of investment securities	—	1,070
Purchases of investment securities	—	(3,002)
Maturities and calls of investment securities	1,500	2,000
Purchase of banking premises and equipment	(47)	(128)

Net cash provided by investing activities	7,064	113

Cash flows from financing activities:

Net (decrease) increase in deposits	(15,329)	852
Repayment of advances from FHLB of Boston	(3,028)	(7,027)
Net proceeds (repayments) from (of) short-term borrowings	1,010	(141)
Cash dividends paid	(197)	(295)

Net cash used in financing activities	(17,544)	(6,611)

Net decrease in cash and cash equivalents	(9,908)	(5,212)
Cash and cash equivalents at beginning of period	42,422	17,725

Cash and cash equivalents at end of period	$32,514	$12,513

Cash paid during the period for:
Interest	$3,349	$3,836
Income taxes	$—	$115
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$77	$—
Accretion of Series A preferred stock issuance costs	$27	$—
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2009
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2009. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or any other period.
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
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2009. For interim reporting purposes, the Company follows the same significant accounting policies (see Note 12).
(2) Investments
     The amortized cost and fair value of investment securities available for sale at June 30, 2009, are summarized as follows:

	June 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in Thousands)

Corporate bonds	$1,985	$—	$(902)	$1,083
Mortgage-backed securities	24,586	552	(17)	25,121
Trust preferred securities	1,003	—	(45)	958

Total debt securities	27,574	552	(964)	27,162
Preferred stock	3,773	—	(912)	2,861
Common Stock	3,159	74	(564)	2,669

Total	$34,506	$626	$(2,440)	$32,692

     The amortized cost and fair value of investment securities available for sale at March 31, 2009 are as follows:

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	( In Thousands)
U.S. Government and agency obligations	$1,500	$3	$—	$1,503
Corporate bonds	1,984	—	(1,283)	701
Mortgage-backed securities	27,813	572	(32)	28,353
Trust preferred securities	1,003	—	(253)	750

Total debt securities	32,300	575	(1,568)	31,307
Preferred stock	3,775	—	(2,125)	1,650
Common stock	3,158	3	(903)	3,258

Total	$39,233	$578	$(4,596)	$35,215

     There were no impairment charges on investment securities during the quarter ended June 30, 2009. During the quarter ended June 30, 2008, an impairment charge of $121 thousand was recognized on one common stock deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio.
     Temporarily impaired securities as of June 30, 2009 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)

Corporate bonds	$—	$—	$1,083	$(902)
Mortgage-backed securities	1,655	(1)	714	(16)
Trust Preferred Securities	—	—	958	(45)
Preferred stock	480	(227)	2,381	(685)
Common stock	410	(172)	1,429	(392)

Total temporarily impaired securities	$2,545	$(400)	$6,656	$(2,040)

     During the quarter ended September 30, 2008, impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs to market value. Subsequently, there were additional declines in the market values of these securities due to recessionary economic conditions which created turbulence in the financial markets, in particular the financial services industry and the real estate markets. However, the economy has shown some recent signs of improvement. The unrealized losses on these securities have decreased to $227 thousand at June 30, 2009, compared to unrealized losses of $472 thousand at March 31, 2009. Management has the intent and ability to hold these securities for the foreseeable future, and based on available information, management has determined that the unrealized losses on the Company’s investment in Fannie Mae and Freddie Mac preferred stock are not other than temporary.
     The Company also has three other preferred stock investments currently in unrealized loss positions for which the fair values have increased during the quarter ended June 30, 2009. The fair value of these securities totaled $2.4 million with unrealized losses of $685 thousand at June 30, 2009, compared to a fair value of $1.4 million and unrealized losses of $1.7 million at March 31, 2009. Based on management’s analysis of these preferred stock investments, management has determined that the unrealized losses associated with these securities are not considered to be other than temporary at June 30, 2009.
     The Company has a corporate bond with a fair value of $1.1 million and an unrealized loss of $902 thousand at June 30, 2009, compared to a fair value of $701 thousand and an unrealized loss of $1.3 million at March 31, 2009. This security matures in December, 2017. Management currently has the intent and ability to continue to hold this security to recovery or maturity, and based upon available information, management has determined that the unrealized loss on this security is not considered to be other than temporary at June 30, 2009.
     The Company has one trust preferred investment which has been in an unrealized loss position greater than twelve months as of June 30, 2009. The fair value of this security has increased from $750 thousand at March 31, 2009 to $958 thousand at June 30, 2009. Based on management’s analysis of the trust preferred investment, management has determined that the loss associated with this security is not other than temporary.
     The Company has a total of 19 other debt securities in loss positions as of June 30, 2009, of which 18 have been in a continuous loss position for a period greater than twelve months. These debt securities have a total fair value of $2.4 million and unrealized losses of $17 thousand as of June 30, 2009. These debt securities consist of government agency mortgage —backed securities. Management has the intent and ability to hold these securities to maturity or recovery. Based on management’s analysis of these securities, it has been determined that none of these are other than temporarily impaired as of June 30, 2009.
     The Company has 20 equity securities with a fair value of $1.8 million and unrealized losses of $564 thousand which were temporarily impaired at June 30, 2009. The total unrealized losses relating to these securities represents 30.7% of book value. This is an improvement when compared to the ratio of unrealized losses to book value of 48.7% at March 31, 2009. Of these 20 securities, 13 have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company has the ability and intent to continue to hold these investments as they recover. Management has determined that the unrealized losses associated with these securities are not indicative of other than temporary impairment as of June 30, 2009.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at June 30, 2009 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$—	$—	—%
Due after one year but within five years	6,882	7,020	4.20
Due after five years but within ten years	1,985	1,083	7.02
Due after ten years	18,707	19,059	5.61

Total	$27,574	$27,162

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

(3) Loans
     Loans, excluding loans held for sale, as of June 30, 2009 and March 31, 2009 are summarized below (unaudited, in thousands):

	June 30,	March 31,
	2009	2009
Real estate loans:
Residential real estate (1-4 family)	$191,508	$183,327
Commercial real estate	242,014	249,941
Construction	10,330	14,089
Home equity lines of credit	8,025	7,347

Total real estate loans	451,877	454,704
Commercial loans	4,983	4,834
Consumer loans	1,115	1,132

Total loans	457,975	460,670
Less: allowance for loan losses	(3,064)	(3,191)

Total loans, net	$454,911	$457,479

     There were ten loans to ten borrowers on nonaccrual status totaling $5.3 million as of June 30, 2009, and eight loans to seven borrowers on nonaccrual status totaling $4.8 million as of March 31, 2009.
     At June 30, 2009 there was one impaired loan totaling $1.1 million which was accruing interest. At March 31, 2009, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).
     At both June 30, 2009 and March 31, 2009, there were three nonaccrual residential loans totaling $441 thousand that were not considered to be impaired due to their low loan to value ratios.
     A summary of changes in the allowance for loan losses for the three months ended June 30, 2009 and 2008 follows (unaudited, in thousands):

	Three Months Ended
	June 30,
	2009	2008

Balance at beginning of period	$3,191	$3,613
Provision charged to expense	50	200
Less: charge-offs	(178)	(6)
Add: recoveries	1	2

Balance at end of period	$3,064	$3,809

(4) Deposits
     Deposits at June 30, 2009 and March 31, 2009 are summarized as follows (unaudited, in thousands):

	June 30,	March 31,
	2009	2009

Demand deposit accounts	$44,033	$46,259
NOW accounts	29,534	30,976
Passbook and other savings accounts	50,986	50,737
Money market deposit accounts	75,283	67,398

Total non-certificate accounts	199,836	195,370

Term deposit certificates:
Certificates of $100,000 and above	94,085	85,497
Certificates of less than $100,000	65,824	94,207

Total term deposit certificates	159,909	179,704

Total deposits	$359,745	$375,074

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2009, the interest rate was 3.069%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
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

(6) Other Comprehensive Income
     The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, stockholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.
     The Company’s other comprehensive income and related tax effect for the three months ended June 30, 2009 and 2008 are as follows (unaudited, in thousands):

	For the Three Months Ended
	June 30, 2009
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$2,204	$870	$1,334
Less: reclassification adjustment for net gains included in net income	—	—	—

Other comprehensive gain	$2,204	$870	$1,334

	For the Three Months Ended
	June 30, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(1,595)	$(610)	$(985)
Less: reclassification adjustment for net losses included in net income	(29)	(8)	(21)

Other comprehensive loss	$(1,566)	$(602)	$(964)

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At June 30, 2009, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On July 16, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share. The dividend is payable on or about August 21, 2009 to common stockholders of record as of August 7, 2009. Also on July 16, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125 thousand to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At June 30, 2009 and 2008, there were approximately 192,000 and 213,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended
	June 30,
	2009	2008
	(Amounts in thousands,
	except per share amounts)

Net income as reported	$298	$401

Less preferred dividends and accretion	(153)	—

Net income available to common stockholders	$145	$401

Weighted average number of common shares outstanding	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(194)	(254)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,446	1,386

Incremental shares from the assumed exercise of dilutive securities	4	—

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,450	1,386

Earnings per common share

Basic	$0.10	$0.29

Diluted	$0.10	$0.29

     At June 30, 2009, 67,353 stock option shares were anti-dilutive and therefore excluded from the above calculation for the three month period. At June 30, 2008, respectively, 68,218 and 19,600 stock options and restricted stock shares, respectively, were anti-dilutive and therefore excluded from the above calculation for the three month period.
(10) Stock-Based Compensation
     Effective April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), using the statement’s modified prospective application method.
     The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expires in October 2009. All awards under the plan that expire in 2009 were granted by the end of 2005. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of June 30, 2009, a total of 2,567 shares had been forfeited and were available for reissuance under the plan. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2009, 91,000 shares remained unissued under the Incentive Plan.

     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining its SFAS 123R stock compensation expense for the year ended March 31, 2009, which it believes is a reasonable forfeiture estimate for the current period.
     Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method of SFAS 123R, the Company applies the provisions of SFAS 123R to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. Additionally, the Company did not grant any stock options or stock grants during the quarter ended June 30, 2009. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Stock-based compensation totaled $80,000 and $81,000 for the three months ended June 30, 2009 and 2008, respectively.
     Stock option activity was as follows for the three months ended June 30, 2009:

	Number of	Weighted
	Shares	Exercise Price

Outstanding at March 31, 2009	68,218	$25.364
Exercised	—	—
Forfeited	(865)	28.990
Granted	—	—
Outstanding at June 30, 2009	67,353	$25.317

Exercisable at June 30, 2009	61,353	$24.742

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at June 30, 2009 were as follows:

				Weighted
				Average
				Remaining	Weighted
		Number		Contractual	Average	Aggregate
	Exercise	of Shares		Life	Exercise	Intrinsic
	Price	Outstanding		(Years)	Price	Value (1)

	$16.625	12,077	(2)	1.4	$16.625	—
	20.250	13,745	(2)	0.3	20.250	—
	28.990	31,531	(2)	5.6	28.990	—
	31.200	10,000	(3)	7.2	31.200	—

Average/Total	$25.317	67,353		4.1	$25.317	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $8.00 on June 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2009, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 40% vested at June 30, 2009.
     A summary of restricted stock activity under all Company plans for the three months ended June 30, 2009 is as follows:

	Number	Weighted Average
	of Shares	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2009	29,400	$31.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2009	29,400	$31.20

(11) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB Technical Bulletin 85-4, “Accounting for Purchases of Life Insurance”. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.5 million at June 30, 2009.
(12) Recent Accounting Pronouncements
     FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. FSP 157-2 amended FASB Statement No. 157, “Fair Value Measurements“ (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s non-financial asset within the scope of SFAS 157, goodwill, is reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the fair value measurement is recorded. The Company currently has no non-financial liabilities required to be reported at fair value on a recurring basis. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
     FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
     FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. FSP 03-6-1 states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are considered participating securities under EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or the computation of earnings per share.
     On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of FSP FAS 107-1 did not have a material effect on the Company’s financial position or results of operations, and the required disclosures have been included in Note 13 of this Quarterly Report on Form 10-Q.
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses should be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. FSP 115-2 requires the Company to account for prior period impairment losses as a cumulative effect; however, no cumulative effects are necessary as the impairment losses were considered the result of credit deteriorations. These pronouncements were effective for the Company as of April 1, 2009. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.
     On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company has adopted FSP 157-4 and it did not have a material effect on the Company’s financial position or results of operations.
     In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on the Company’s financial position or results of operations. Management has reviewed events occurring through August 14, 2009, the date the interim financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), or the codification, and, in doing so, authorized the Codification as the sole source for authoritative Generally Accepted Accounting Principles, or GAAP. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. Once it is effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the Securities and Exchange Commission. SFAS 168 replaces SFAS 162 to establish a new hierarchy of GAAP sources for nongovernmental entities under the FASB Accounting Standards Codification. The Company has evaluated the effect of the adoption of this standard and has concluded it will have no material effect on the Company’s financial position or results of operations.

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
     The assets of the Company recorded at fair value on a recurring basis at June 30, 2009 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at June 30, 2009 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale	$2,669	$30,023	$—	$32,692
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	$—	$—	$1,384	$1,384
OREO	$—	$—	$3,063	$3,063
     There were no Level 3 securities at June 30, 2009. The three securities classified at March 31, 2009 as Level 3 were classified as Level 2 at June 30, 2009. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At June 30, 2009, impaired loans measured at fair value using Level 3 inputs amounted to $1.4 million, which represents six customer relationships. There were no impaired loans measured at fair value using Level 2 inputs at June 30, 2009. Level 3 inputs utilized to determine the fair value of the impaired loan relationships consist of appraisals and expected cash flows.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. At June 30, 2009, OREO was comprised of one commercial condominium totaling $263 thousand, one residential condominium totaling $77 thousand, and two single-family residences totaling $2.7 million.

     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale

Balance at March 31, 2009	$1,012
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	—
Net accretion of discount and repayment of principal	—
Net transfers in/out of Level 3	(1,012)

Balance at June 30, 2009	$—

     Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the table above may include changes in fair value that were attributable to both observable and unobservable inputs.
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
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with Statement of Financial Accounting Standard No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at June 30, 2009 and March 31, 2009 consists of appraisals and expected cash flows.
     Other Real Estate Owned — OREO is recorded at the lower of book value, or fair market value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.

     Goodwill — Goodwill is subject to impairment testing. The bank accounts for goodwill and impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. Impairment testing is performed at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. The most recent testing was performed as of December 31, 2008 utilizing 2008 average earnings and average book multiples of bank sale transactions, and management determined that no impairment existed. No events have occurred during the six month period ending June 30, 2009 which indicate that the impairment test would need to be re-performed.
     Accrued Interest Receivable — The carrying amount reported in the balance sheet for accrued interest receivable approximates its fair value due to the short maturity of these accounts.
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
     Subordinated Debentures — One subordinated debenture totaling $5.2 million is adjustable quarterly and its fair value is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.
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

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$3,051	$3,051	$5,099	$5,099
Short-term investments	29,463	29,463	37,323	37,323
Investment securities	32,692	32,692	35,215	35,215
Loans held for sale	3,735	3,735	3,208	3,208
Net loans	454,911	454,794	457,479	453,974
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,726	1,726	1,859	1,859

Liabilities
Deposits	$359,745	$349,008	$375,074	$366,052
Short-term borrowings	2,024	2,024	1,014	1,014
Advances from FHLB of Boston	141,155	150,455	144,583	153,318
Subordinated debentures	11,341	9,072	11,341	9,013
Advance payments by borrowers for taxes and insurance	1,458	1,458	1,532	1,532
Accrued interest payable	579	579	619	619

Off-Balance Sheet Instruments	$44,345	$44,345	$43,378	$43,378
(14) Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”); and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, the Company and the Bank now meet all regulatory requirements to be considered well capitalized.
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

     The Warrant is exercisable at $6.39 per share at any time on or before December 5, 2018. The number of shares of the Company’s common stock issuable upon exercise of the Warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the Warrant with respect to, or exercise the Warrant for, more than one-half of the shares of common stock underlying the Warrant prior to the earlier of the date on which the Company has received aggregate gross proceeds of not less than $10.0 million from one or more qualified equity offerings or December 31, 2009.
     The Warrant was valued at $594,000 and was recognized as equity under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and is reported within additional paid-in capital in the accompanying Consolidated Balance Sheets. The Company also performs accounting for the Series A Preferred Stock and Warrant as set forth in FASB Staff Position No. APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, and Emerging Issues Task Force Topic No. D-60, “Accounting for the Issuance of Convertible Preferred Stock and Debt Equities with a Non-Deductible Conversion Feature.” The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594,000. Therefore, the fair value of the Warrant has been recognized as a discount to the Series A Preferred Stock and Warrant and such discount is being accreted over five years using the effective yield method as set forth by Securities and Exchange Commission Staff Accounting Bulletin No. 68 (Topic 5Q), “Accounting for Increasing Rate Preferred.” The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value of the Warrant at issuance were:

Expected life in years	10.00
Expected volatility	54.76%
Dividend yield	3.00%
Risk-free interest rate	2.67%
     Regarding the above assumptions, the expected term represents the expected period of time the Company believes the Warrant will be outstanding. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the dividend yield is based on management’s estimation of the Company’s common stock dividend yield during the next ten years. The risk-free interest rate is based on the U.S. Treasury 10-year rate.
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the

Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The operations of the Company and its subsidiary are generally influenced by overall economic conditions, the related monetary and fiscal policies of the federal government and the regulatory policies of financial institution regulatory authorities, including the Massachusetts Commissioner of Banks, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation (the “FDIC”).
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
     The following is a discussion and analysis of the Company’s results of operations for the three months ended June 30, 2009 and 2008 and its financial condition at June 30, 2009 compared to March 31, 2009. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Other Real Estate Owned. OREO is recorded at the lower of book value, or fair market value less estimated selling costs. Property insurance is obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.
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
Comparison of Financial Condition at June 30, 2009 and March 31, 2009
     Total assets were $560.1 million at June 30, 2009 compared to $575.8 million at March 31, 2009, representing a decrease of $15.7 million, or 2.7%. Total loans (excluding loans held for sale) were $458.0 million at June 30, 2009, compared to $460.7 million at March 31, 2009, representing a decrease of $2.7 million, or 0.6%. This decrease was primarily due to decreases in construction loans of $3.8 million and $7.9 million in commercial real estate loans, partially offset by an increase in residential and home equity loans of $8.9 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans increased due to management’s increased emphasis on these types of lending. Commercial and industrial loans increased slightly, from $4.8 million at March 31, 2009 to $5.0 million at June 30, 2009.
     The allowance for loan losses totaled $3.1 million at June 30, 2009 compared to $3.2 million at March 31, 2009, representing a decrease of $127 thousand, or 4.0%. This net decrease was primarily due to decreases of $171 thousand related to charge-offs on three loans, and an increase of $50 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Regarding the $171 thousand in charge-offs, $125 thousand resulted from the sale to a third party of residential apartments which secured a commercial real estate loan, $25 thousand resulted from the charge-off of a commercial and industrial loan, and $21 thousand was related to a residential condominium loan which was written down to fair value less estimated selling costs immediately prior to its transfer to OREO. Based upon management’s regular analysis of the adequacy of the allowance for loan losses (see “Provision for Loan Losses”), management considered the allowance for loan losses to be adequate at both June 30, 2009 and March 31, 2009.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2009 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $32.5 million at June 30, 2009 compared to $42.4 million at March 31, 2009, representing a decrease of $9.9 million, or 23.4%, comprised of a $7.9 million decrease in short-term investments and a $2.0 million decrease in cash and due from banks. Investment securities totaled $42.8 million at June 30, 2009 compared to $45.3 million at March 31, 2009, representing a decrease of $2.5 million, or 5.6%. The decrease in investment securities is primarily due to the repayment of principal on mortgage-backed securities and the maturity of an agency debt security, partially offset by a net increase in the market value of available for sale securities. Stock in the Federal Home Loan Bank of Boston remained unchanged and totaled $8.5 million at both June 30, 2009 and March 31, 2009.
     Banking premises and equipment, net, totaled $3.2 million at June 30, 2009 compared to $3.3 million at March 31, 2009, primarily reflecting the amortization of leasehold improvements and depreciation for the period.
     Deferred tax asset totaled $6.7 million at June 30, 2009 compared to $7.6 million at March 31, 2009. The decrease in this category is primarily the result of the reduced tax benefit associated with the net increase in value of the Company’s available for sale investments.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.5 million at June 30, 2009 as compared to $6.4 million as of March 31, 2009.
     Total deposits amounted to $359.7 million at June 30, 2009 compared to $375.1 million at March 31, 2009, representing a decrease of $15.3 million or 4.1%, reflecting the combined effect of a $19.8 million, or 11.0%, decrease in certificates of deposit partially offset by a $4.5 million, or 2.2% increase in core deposits (consisting of all non-certificate accounts). Management utilized excess cash and short-term investments to fund certain maturing certificates of deposit in a effort to improve the Company’s net interest rate spread and net interest margin.
     Federal Home Loan Bank advances amounted to $141.6 million at June 30, 2009 compared to $144.6 million at March 31, 2009, representing a decrease of $3.0 million, or 2.1%, as a maturing Federal Home Loan Bank advance was not renewed but instead was repaid with available cash on hand.
     The net increase in stockholders’ equity from $40.2 million at March 31, 2009 to $41.8 million at June 30, 2009 is primarily the result of a $1.3 million decrease in accumulated other comprehensive loss resulting from net increases in the market values of available for sale securities, net income of $298 thousand, and $172 thousand related to the allocation of Company common stock to participants in the ESOP.
Comparison of Operating Results for the Quarters Ended June 30, 2009 and 2008
     Net income available to common shareholders for the quarter ended June 30, 2009 was $145 thousand, or $0.10 per diluted share, as compared to net income of $401 thousand or $0.29 per diluted share, for the comparable prior year quarter. The decrease is the net effect of a $314 thousand increase in non-interest expenses, a $77 thousand decrease in net interest and dividend income, partially offset by a $106 thousand increase in noninterest income, and a $150 thousand decrease in the provision for loan losses. Additionally, for the quarter ended June 30, 2009, net income was reduced by $153 thousand allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $677 thousand, or 8.6%, to $7.2 million for the quarter ended June 30, 2009 as compared to $7.9 million during the same period of 2008. During the quarter ended June 30, 2009, the yield on interest-earning assets declined by 46 basis points primarily due to a 154 basis point decrease in interest income on investments and a 270 basis point reduction in interest income on short-term investments. The reduced yield on investments during the quarter ended June 30, 2009 was primarily due to the combined effect of: (1) a $177 thousand decrease in dividends which resulted from the September 2008 elimination of dividends on preferred stock issued by the Federal National Mortgage Corporation and the Federal Home Loan Mortgage Corporation; and (2) a reduction of $83 thousand in FHLB stock dividends as the FHLB of Boston announced the elimination of its dividend in February 2009. The average balance of short-term investments increased from $7.7 million during the quarter ended June 30, 2008 to $32.0 million during the quarter ended June 30, 2009, primarily due to management’s determination to use the proceeds received from the aforementioned sale of preferred stock to the U. S. Treasury, and proceeds from loan and securities repayments and maturities, to purchase short-term investments due to a lack of attractive re-investment alternatives during the recessionary economic environment. Notwithstanding the increase in the average balance of short-term investments, interest income on these investments declined by $37 thousand as the Federal Reserve lowered the fed funds target rate by approximately 200 basis points over the two quarterly periods. This decrease in the fed funds target rate had a corresponding effect on the interest earned on the Company’s short-term investments, because the interest earned on these assets is closely tied to the target fed funds rate. Short-term investments are primarily comprised of federal funds sold and interest-earning balances at the Federal Reserve Bank of Boston.
     Interest Expense. Interest expense decreased by $600 thousand, or 15.2%, to $3.3 million for the quarter ended June 30. 2009 as compared to $3.9 million during the same period of 2008 due to decreases in the average rates paid on deposits, FHLB borrowings, and other borrowings. The cost of deposits decreased by 60 basis points from 2.50% during quarter ended June 30, 2008 to 1.90% during the quarter ended June 30, 2009, as some high-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $171.9 million during the quarter ended June 30, 2009, compared to $176.4 million for the same period in 2008, a decline of $4.5 million. The average balance of lower-costing non-maturity deposits increased by $13.8 million to $196.1 million for the quarter ended June 30, 2009, as compared to an average balance of $182.3 million during the same period of 2008. The average balance of FHLB borrowings decreased by $8.5 million, from $153.0 million during the quarter ended June 30, 2008 to $144.5 million during the same period of 2009. The decrease in the average cost of these funds was the result of a relatively high coupon rate advance which matured during the quarter ended June 30, 2009. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the quarter ended June 30, 2009 was 4.94%, compared to an average rate of 5.98% during the quarter ended June 30, 2008.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008:

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$457,872	$6,698	5.85%	$461,936	$6,853	5.93%
Other loans	6,162	90	5.84	12,041	190	6.31
Investment securities	46,965	380	3.24	64,072	765	4.78
Short-term investments	31,988	20	.25	7,727	57	2.95

Total interest-earning assets	542,987	7,188	5.30	545,776	7,865	5.76

Allowance for loan losses	(3,178)			(3,614)
Noninterest-earning assets	28,508			23,134

Total assets	$568,317			$565,296

Interest-bearing liabilities:
Deposits	$324,462	1,538	1.90	$321,049	2,007	2.50
Advances from FHLB of Boston	144,498	1,650	4.57	153,043	1,763	4.61
Other borrowings	12,318	152	4.94	11,374	170	5.98

Total interest-bearing liabilities	481,278	3,340	2.78	485,466	3,940	3.25

Noninterest-bearing liabilities	45,917			41,075

Total liabilities	527,195			526,541

Stockholders’ equity	41,122			38,755

Total liabilities and stockholders’ equity	$568,317			$565,296

Net interest and dividend income		$3,848			$3,925

Net interest spread			2.52%			2.51%

Net interest margin			2.83%			2.88%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended June 30, 2009 and 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under SFAS No 114 and the allocation percentages used when calculating potential losses under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS No. 5). Based on these analyses, provisions for loan losses of $50 thousand and $200 thousand were recorded during the quarters ended June 30, 2009 and 2008 respectively.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At June 30, 2009, nonperforming loans totaled $5.3 million as compared to $4.8 million on March 31,

2009. Of the ten loans constituting this category at June 30, 2009, nine are secured by real estate collateral located almost exclusively in the Greater Boston area. Eight of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or a deed in lieu of foreclosure. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. The one nonperforming loan that is not secured by real estate totaled $170 thousand at June 30, 2009, and it is secured by business assets, investment securities, and a 75% Small Business Administration guaranty. While bankruptcy filings have extended the time required to resolve some nonperforming assets, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income increased by $106 thousand to $534 thousand during the quarter ended June 30, 2009 as compared to noninterest income of $428 thousand during the same period of 2008. This increase was primarily due to a $136 thousand increase in gains on the sale of loans due to increased loan sale activity during the 2009 period. Also contributing to the increase in noninterest income were net gains and losses from the sales or write-downs of investments which totaled $0 during the quarter ended June 30, 2009 compared to net losses of $29 thousand during the same quarter of 2008. Brokerage income decreased by $43 thousand to $29 thousand during the quarter ended June 30, 2009 when compared to $72 thousand during the same quarter of 2008 due to a lack of investment activity during the current economic environment. Other categories that experienced decreases during the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, were: deposit fees, which decreased by $8 thousand; other miscellaneous income, which decreased by $5 thousand, and income on bank-owned life insurance, which decreased by $3 thousand.
     Noninterest Expenses. Noninterest expenses increased by $314 thousand or 8.7%, to $3.9 million for the quarter ended June 30, 2009 as compared to $3.6 million during the quarter ended June 30, 2008. For the 2009 quarter, increases in FDIC deposit insurance premiums of $331 thousand, other expenses of $59 thousand, professional fees of $54 thousand, marketing costs of $46 thousand, and data processing costs of $8 thousand were partially offset by decreases in salaries and benefits of $167 thousand and occupancy and equipment expenses of $17 thousand. Overall, management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits decreased by $167 thousand, or 7.5%, to $2.1 million during the quarter ended June 30, 2009 as compared to $2.2 million during the quarter ended June 30, 2008 primarily due to fewer full-time equivalent employees, and a reduction in employee stock option plan compensation expenses.
     FDIC insurance premiums increased by $331 thousand to $341 thousand during the quarter ended June 30, 2009 compared to $10 thousand during the same quarter of 2008. This increase was primarily due to a special assessment which totaled $270 thousand, in addition to higher premiums due to an increase in deposit insurance premium rates.
     Advertising and marketing expenses increased by $46 thousand to $76 thousand during the quarter ended June 30, 2009 as compared to $30 thousand during the same period of 2008 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $17 thousand, or 3.1%, to $536 thousand during the quarter ended June 30, 2009 as compared to $553 thousand during the same period of 2008 primarily due to decreases in utilities, real estate taxes, repairs and maintenance, amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, partially offset by increases in security expenses, computer network maintenance costs, bank building expenses, and property insurance.
     Data processing charges increased by $8 thousand, or 4.0% to $209 thousand during the quarter ended June 30, 2009 as compared to $201 thousand during the same period of 2008 due to an increase in certain processing costs.
     Professional fees increased by $54 thousand, or 30.0% to $234 thousand during the quarter ended June 30, 2009 as compared to $180 thousand during the same period of 2008 primarily due to an increase in legal and collection fees.

     Other expensed increased by $59 thousand, or 14.2%, to $475 thousand during the quarter ended June 30, 2009 as compared to $416 thousand during the quarter ended June 30, 2008. Included in this category for the quarters ended June 30, 2009 and 2008 were foreclosure and collection expenses of $50 thousand and $0, respectively. The foreclosure and collection expenses during the quarter ended June 30, 2009 are primarily related to one borrower.
     Income Taxes. The effective income tax rate for the quarter ended June 30, 2009 was 27.3%, compared to an effective income tax rate of 26.4% for the same quarter of 2008.
     The Commonwealth of Massachusetts adopted new legislation on July 3, 2008, which will change the taxation of business entities. Effective for years beginning on or after January 1, 2009, corporations doing business in Massachusetts now will be required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts will now, therefore, be required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10% in 2010, 9.5% in 2011, and 9% in 2012 and thereafter.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At June 30, 2009, the Company had approximately $50.6 million in unused borrowing capacity at the Federal Home Loan Bank of Boston.
     At June 30, 2009, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $44.3 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2009, the Company believes it has sufficient funds available to meet its current loan commitments.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of income is dividends received from the Bank. The Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At June 30, 2009, the Company had liquid assets of $299 thousand.

     The following table sets forth the capital positions of the Company and the Bank at June 30, 2009:

	At June 30, 2009
		Regulatory
		Threshold
		For Well
	Actual	Capitalized

Central Bancorp (1):
Tier 1 Leverage	8.01%	5.0%
Tier 1 Risk-Based Ratio	12.30%	6.0%
Total Risk-Based Ratio	13.14%	10.0%

Central Co-operative Bank (1):
Tier 1 Leverage	6.87%	5.0%
Tier 1 Risk-Based Ratio	10.52%	6.0%
Total Risk-Based Ratio	11.36%	10.0%
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
     For the year ended March 31, 2009 and for the three months ended June 30, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, among other factors, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since March 31, 2009.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on June 23, 2009. At June 30, 2009, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended June 30, 2009.
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

CENTRAL BANCORP, INC. Registrant
August 14, 2009	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer

August 14, 2009	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer