Form 10-Q
period 2009-09-30
CENTRAL BANCORP INC /MA/
filed 2009-11-16
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,639,951

Class	Outstanding at November 6, 2009

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	September 30, 2009	March 31, 2009
ASSETS

Cash and due from banks	$5,286	$5,099
Short-term investments	10,368	37,323

Cash and cash equivalents	15,654	42,422

Investment securities available for sale (Note 2)	36,026	35,215
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	46,120	45,309

Loans held for sale	732	3,208

Loans (Note 3)	458,578	460,670
Less allowance for loan losses	(2,719)	(3,191)

Loans, net	455,959	457,479

Accrued interest receivable	1,875	1,859
Banking premises and equipment, net	2,978	3,323
Deferred tax asset, net	6,168	7,585
Other real estate owned	336	2,986
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,541	6,391
Other assets	2,179	3,033

Total assets	$540,674	$575,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$341,218	$375,074
Short-term borrowings	141	1,014
Federal Home Loan Bank advances	141,527	144,583
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,730	1,532
Accrued expenses and other liabilities	1,587	2,044

Total liabilities	497,544	535,588

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at September 30, 2009 and March 31, 2009	9,531	9,476
Common stock $1.00 par value; 15,000,000 shares authorized; 1,639,951 shares issued and outstanding at September 30, 2009 and March 31, 2009	1,640	1,640
Additional paid-in capital	4,265	4,371
Retained income	33,843	33,393
Accumulated other comprehensive loss (Note 6)	(79)	(2,226)
Unearned compensation — ESOP	(6,070)	(6,415)

Total stockholders’ equity	43,130	40,239

Total liabilities and stockholders’ equity	$540,674	$575,827

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data)	2009	2008	2009	2008

Interest and dividend income:
Mortgage loans	$6,714	$6,884	$13,412	$13,737
Other loans	86	140	176	330
Investments	412	723	792	1,488
Short-term investments	13	53	33	109

Total interest and dividend income	7,225	7,800	14,413	15,664

Interest expense:
Deposits	1,262	1,737	2,800	3,744
Advances from Federal Home Loan Bank of Boston	1,629	1,691	3,279	3,454
Other borrowings	148	174	300	343

Total interest expense	3,039	3,602	6,379	7,541

Net interest and dividend income	4,186	4,198	8,034	8,123
Provision for loan losses	200	900	250	1,100

Net interest and dividend income after provision for loan losses	3,986	3,298	7,784	7,023

Noninterest income:
Deposit service charges	248	252	487	499
Net loss from sales and write-downs of investment securities other than FNMA and FHLMC	—	(115)	—	(144)
Net loss from sales and write-downs of FNMA and FHLMC	—	(9,394)	—	(9,394)
Net gains on sales of loans	32	3	181	15
Bank owned life insurance income	76	79	151	157
Other income	54	81	125	201

Total noninterest income	410	(9,094)	944	(8,666)

Noninterest expenses:
Salaries and employee benefits	1,897	2,080	3,948	4,298
Occupancy and equipment	552	572	1,088	1,125
Data processing fees	205	199	415	400
Professional fees	134	204	368	384
FDIC deposit premiums	138	16	480	26
Advertising and marketing	8	59	84	89
Other expenses	551	476	1,025	892

Total noninterest expenses	3,485	3,606	7,408	7,214

Income (loss) before income taxes	911	(9,402)	1,320	(8,857)
Provision for income taxes	307	64	419	208

Net income (loss)	$604	$(9,466)	$901	$(9,065)

Net income (loss) available to common shareholders	$451	$(9,466)	$901	$(9,065)

Earnings (loss) per common share — basic (Note 9)	$0.31	$(6.80)	$0.41	$(6.53)

Earnings (loss) per common share — diluted (Note 9)	$0.30	$(6.80)	$0.40	$(6.53)

Weighted average common shares outstanding — basic	1,451,790	1,391,083	1,449,101	1,388,395

Weighted average common and equivalent shares outstanding — diluted	1,498,326	1,391,083	1,473,465	1,388,395
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Series A		Additional		Other	Unearned	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands, Except Per Share Data)	Stock	Stock	Capital	Income	Loss	ESOP	Equity

Six Months Ended September 30, 2009

Balance at March 31, 2009	$9,476	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239

Net income				901			901

Other comprehensive income, net of taxes:
Unrealized gain on securities, net of reclassification adjustment (Note 6)					2,147		2,147

Comprehensive income							3,048

Dividends paid to common stockholders ($0.05 per share)				(146)			(146)
Preferred stock accretion of discount and issuance costs	55			(55)

Dividends paid on preferred stock				(250)			(250)

Stock-based compensation (Note 10)			161				161
Amortization of unearned compensation — ESOP			(267)			345	78

Balance at September 30, 2009	$9,531	$1,640	$4,265	$33,843	$(79)	$(6,070)	$43,130

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2009	2008
Cash flows from operating activities:

Net income (loss)	$901	$(9,065)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	406	460
Amortization of premiums	129	29
Provision for loan losses	250	1,100
Stock-based compensation and amortization of unearned compensation — ESOP	239	312
Decrease in deferred tax asset	—	59
Net losses from sales and write-downs of investment securities	—	9,538
Bank-owned life insurance income	(151)	(157)
Loss on sale of OREO	12	—
Gains on sales of loans held for sale	(181)	(15)
Originations of loans held for sale	(23,122)	(2,877)
Proceeds from sale of loans originated for sale	25,779	1,847
(Increase) decrease in accrued interest receivable	(16)	9
Decrease (increase) in other assets, net	855	(155)
Increase in advance payments by borrowers for taxes and insurance	198	217
(Decrease) in accrued expenses and other liabilities, net	(457)	(420)

Net cash provided by operating activities	4,842	882

Cash flows from investing activities:

Loan principal collections (originations), net	1,293	12,114
Principal payments on mortgage-backed securities	6,475	2,724
Proceeds from sales of investment securities	—	3,616
Purchases of investment securities	(5,351)	(3,002)
Maturities and calls of investment securities	1,500	2,000
Proceeds from sales of OREO	2,715	—
Purchase of banking premises and equipment	(61)	(208)

Net cash provided by investing activities	6,571	17,244

Cash flows from financing activities:

Net decrease in deposits	(33,856)	(7,028)
Repayment of advances from FHLB of Boston	(3,056)	(12,053)
Net proceeds (repayments) from (of) short-term borrowings	(873)	19
Cash dividends paid	(396)	(513)

Net cash used in financing activities	(38,181)	(19,575)

Net decrease in cash and cash equivalents	(26,768)	(1,449)
Cash and cash equivalents at beginning of period	42,422	17,725

Cash and cash equivalents at end of period	$15,654	$16,276

Cash paid during the period for:
Interest	$6,426	$7,591
Income taxes	$—	$600
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$77	$89
Accretion of Series A preferred stock issuance costs	$55	$—
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2009
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2009. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. .In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46R, a revision of Interpretation No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”, which is now codified as part of FASB ASC 860 Transfers and Servicing (“ASC 860”), discussed as follows. In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), (“ASC” or the “Codification”), and, in doing so, authorized the Codification as the sole source for authoritative Generally Accepted Accounting Principles, or GAAP. Therefore, in accordance with ASC 860, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2009. For interim reporting purposes, the Company follows the same significant accounting policies (see Note 12).
(2) Investments
     The amortized cost and fair value of investment securities available for sale at September 30, 2009, are summarized as follows:

	September 30, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	( In Thousands)
Corporate bonds	$1,985	$—	$(587)	$1,398
Mortgage-backed securities	26,564	731	(21)	27,274
Trust preferred securities	1,003	13	—	1,016

Total debt securities	29,552	744	(608)	29,688
Preferred stock	3,771	58	(541)	3,288
Common stock	3,159	192	(301)	3,050

Total	$36,482	$994	$(1,450)	$36,026

     The amortized cost and fair value of investment securities available for sale at March 31, 2009 are as follows:

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government and agency obligations	$1,500	$3	$—	$1,503
Corporate bonds	1,984	—	(1,283)	701
Mortgage-backed securities	27,813	572	(32)	28,353
Trust preferred securities	1,003	—	(253)	750

Total debt securities	32,300	575	(1,568)	31,307
Preferred stock	3,775	—	(2,125)	1,650
Common stock	3,158	3	(903)	3,258

Total	$39,233	$578	$(4,596)	$35,215

     There were no impairment charges on investment securities during the three or six month period ended September 30, 2009.
     Temporarily impaired securities as of September 30, 2009 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(In Thousands)
Corporate bonds	$—	$—	$1,398	$(587)
Mortgage-backed securities	1,082	(4)	679	(17)
Preferred stock	—	—	2,928	(541)
Common stock	—	—	2,175	(301)

Total temporarily impaired securities	$1,082	$(4)	$7,180	$(1,450)

     During the quarter ended September 30, 2008, impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs to market value. Subsequently, there were additional declines in the market values of these securities due to recessionary economic conditions which created turbulence in the financial markets, in particular the financial services industry and the real estate markets. The unrealized losses on these securities have decreased to $22 thousand at September 30, 2009, compared to unrealized losses of $472 thousand at March 31, 2009. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on available information, management has determined that the unrealized losses on the Company’s investment in Fannie Mae and Freddie Mac preferred stock are not other than temporary.

     The Company also has three other preferred stock investments currently in unrealized loss positions for which the fair values have increased during the quarter ended September 30, 2009. The fair value of these securities totaled $2.6 million with unrealized losses of $461 thousand at September 30, 2009, compared to a fair value of $1.4 million and unrealized losses of $1.7 million at March 31, 2009. Based on management’s analysis of these preferred stock investments, management has determined that the unrealized losses associated with these securities are not considered to be other than temporary at September 30, 2009.
     The Company has a corporate bond with a fair value of $1.4 million and an unrealized loss of $587 thousand at September 30, 2009, compared to a fair value of $701 thousand and an unrealized loss of $1.3 million at March 31, 2009. This security matures in December 2017. Management currently does not have the intent to sell this security and it is more likely than not that it will not have to sell this securitiy before recovery of its cost basis. Based upon available information, management has determined that the unrealized loss on this security is not considered to be other than temporary at September 30, 2009.
     The Company has one trust preferred investment which had been in an unrealized loss position greater than twelve months as of June 30, 2009. The fair value of this security has increased from $750 thousand at March 31, 2009 to an unrealized gain position of $1.0 million at September 30, 2009.
     The Company has a total of nineteen other debt securities in loss positions as of September 30, 2009, of which all have been in a continuous loss position for a period greater than twelve months. These debt securities have a total fair value of $1.8 million and unrealized losses of $21 thousand as of September 30, 2009. These debt securities consist of government agency mortgage-backed securities. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other than temporarily impaired as of September 30, 2009.
     The Company has nineteen equity securities with a fair value of $2.2 million and unrealized losses of $301 thousand which were temporarily impaired at September 30, 2009. The total unrealized losses relating to these securities represent 12.2% of book value. This is an improvement when compared to the ratio of unrealized losses to book value of 48.7% at March 31, 2009. Of these nineteen securities, all have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. The Company has determined that the unrealized losses associated with these securities are not indicative of other than temporary impairment as of September 30, 2009.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at September 30, 2009 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$—	$—	—%
Due after one year but within five years	6,262	6,442	4.20
Due after five years but within ten years	1,992	1,405	7.00
Due after ten years	21,298	21,841	5.52

Total	$29,552	$29,688

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

(3) Loans
Loans, excluding loans held for sale, as of September 30, 2009 and March 31, 2009 are summarized below (unaudited, in thousands):

	September 30,	March 31,
	2009	2009
Real estate loans:
Residential real estate (1- 4 family)	$203,516	$183,327
Commercial real estate	237,278	249,941
Construction	3,671	14,089
Home equity lines of credit	8,371	7,347

Total real estate loans	452,836	454,704
Commercial loans	4,667	4,834
Consumer loans	1,075	1,132

Total loans	458,578	460,670
Less: allowance for loan losses	(2,719)	(3,191)

Total loans, net	$455,859	$457,479

     There were eleven loans to eleven borrowers on nonaccrual status totaling $4.9 million as of September 30, 2009, and eight loans to seven borrowers on nonaccrual status totaling $4.8 million as of March 31, 2009.
     At September 30, 2009 there were eight impaired loans totaling $4.6 million which were accruing interest. At March 31, 2009, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by ASC 310 Receivables (“ASC 310”).
     A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2009 and 2008 follows (unaudited, in thousands):

	Three Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$3,064	$3,808
Provision charged to expense	200	900
Less: charge-offs	(548)	(41)
Add: recoveries	3	6

Balance at end of period	$2,719	$4,674

	Six Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$3,191	$3,613
Provision charged to expense	250	1,100
Less: charge-offs	(726)	(47)
Add: recoveries	4	8

Balance at end of period	$2,719	$4,674

(4) Deposits
     Deposits at September 30, 2009 and March 31, 2009 are summarized as follows (unaudited, in thousands):

	September 30,	March 31,
	2009	2009
Demand deposit accounts	$39,320	$46,259
NOW accounts	27,652	30,976
Passbook and other savings accounts	51,253	50,737
Money market deposit accounts	80,291	67,398

Total non-certificate accounts	198,516	195,370

Term deposit certificates:
Certificates of $100,000 and above	53,752	85,497
Certificates of less than $100,000	88,950	94,207

Total term deposit certificates	142,702	179,704

Total deposits	$341,218	$375,074

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2009, the interest rate was 2.739%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
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
     The Company’s other comprehensive income and related tax effect for the six months ended September 30, 2009 and 2008 are as follows (unaudited, in thousands):

	For the Six Months Ended
	September 30, 2009
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$3,562	$1,415	$2,147
Less: reclassification adjustment for net gains included in net income	—	—	—

Other comprehensive income	$3,562	$1,415	$2,147

	For the Six Months Ended
	September 30, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding losses during period	$(11,149)	$(649)	$(10,500)
Less: reclassification adjustment for net losses included in net income (loss)	(9,538)	—	(9,538)

Other comprehensive loss	$(1,611)	$(649)	$(962)

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At September 30, 2009, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On October 15, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per share. The dividend is payable on or about November 20, 2009 to common stockholders of record as of November 6, 2009. Also on October 15, 2009, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125,000 to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
     Management has reviewed events occurring through November 13, 2009, the date the interim financial statements, included in this quarterly report on Form 10-2, were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At September 30, 2009 and 2008, there were approximately 186,000 and 208,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Amounts in thousands, except per share amounts)
Net income (loss) as reported	$604	$(9,466)	$901	$(9,065)

Less preferred dividends and accretion	(153)	—	(305)	—

Net income (loss) available to common stockholders	$451	$(9,466)	$596	$(9,065)

Weighted average number of common shares outstanding	1,640	1,640	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(188)	(249)	(191)	(252)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,452	1,391	1,449	1,388

Incremental shares from the assumed exercise of dilutive securities	46	—	24	—

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,498	1,391	1,473	1,388

Earnings per common share

Basic	$0.31	$(6.80)	$0.41	$(6.53)

Diluted	$0.30	$(6.80)	$0.40	$(6.53)

     At September 30, 2009, 67,353 stock option shares were anti-dilutive and therefore excluded from the above calculation for the three and six month period. At September 30, 2008, 68,218 and 39,200 stock options and restricted stock shares, respectively, were anti-dilutive and therefore excluded from the above calculation for the three and six month period.
(10) Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in October 2009. All awards under the plan that expire in 2009 were granted by the end of 2005. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of September 30, 2009, a total of 2,567 shares had been forfeited and were available for reissuance under the plan. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2009, 91,000 shares remained unissued under the Incentive Plan.

     Forfeitures of awards granted under the incentive pan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the year ended March 31, 2009, which it believes is a reasonable forfeiture estimate for the current period.
     The Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method, the Company applies the provisions of ASC 718 Compensation — Stock Compensation, to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. Additionally, the Company did not grant any stock options or stock grants during the six months ended September 30, 2009. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Stock-based compensation totaled $80,500 and $80,500 for the three months ended September 30, 2009 and 2008, respectively, and $161,000 and $161,000 for the six months ended September 30, 2009 and 2008, respectively.
     Stock option activity was as follows for the six months ended September 30, 2009:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2009	68,218	$25.364
Exercised	—	—
Forfeited	(865)	28.990

Granted
Outstanding at September 30, 2009	67,353	$25.317

Exercisable at September 30, 2009	61,353	$24.742

     As of September 30, 2009, the unrecognized compensation costs related to options and restricted stock vesting will be recognized over the following periods: $188 thousand during the period of October 1, 2009 through March 31, 2010; $322 thousand during the fiscal year ending March 31, 2011; and $188 thousand during the first six months of the fiscal year ending March 31, 2012.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at September 30, 2009 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)
	$16.625	12,077	(2)	1.2	—
	20.250	13,745	(2)	0.1	—
	28.990	31,531	(2)	5.4	—
	31.200	10,000	(3)	7.0	—

Average/Total	$25.317	67,353		3.8	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $8.70 on September 30, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2009, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 40% vested at September 30, 2009.
     A summary of restricted stock activity under all Company plans for the six months ended September 30, 2009 is as follows:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2009	29,400	$31.20
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2009	29,400	$31.20

(11) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB ASC 325-30 Investments- Other (“ASC 325-30”). Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.5 million at September 30, 2009.
(12) Recent Accounting Pronouncements
     FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. This Standard is now included in the Codification as part of ASC 820-10 Financial Instruments (“ASC 820-10”). This Standard amended FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s non-financial asset within the scope of SFAS 157, goodwill, is reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the fair value measurement is recorded. The Company currently has no non-financial liabilities required to be reported at fair value on a recurring basis. The adoption of ASC 820-10 did not have a material effect on the Company’s financial position or results of operations.
     FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. This Standard is now included in the Codification as part of ASC 815-10 Derivatives and Hedging (“ASC 815-10”). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The adoption of ASC 815-10 did not have a material effect on the Company’s financial position or results of operations.
     FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) became effective for the Company for annual and interim reporting periods beginning April 1, 2009. This Standard is now included in the Codification as part of ASC 260-10 Earnings Per Share (“ASC 260-10”). The Standard states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are considered participating securities under EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. The adoption of ASC 260-10 did not have a material effect on the Company’s financial position, results of operations, or the computation of earnings per share.
     On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), now included in the Codification as part of ASC 825-10 Financial Instruments (“ASC 825-10”). FSP 107-1 amended FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. Adoption of ASC 825-10 did not have a material effect on the Company’s financial position or results of operations, and the required disclosures have been included in Note 13 of this Quarterly Report on Form 10-Q.

     On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other- Than-Temporary Impairments” (“FSP 115-2”), now included in the Codification as part of ASC 320-10 Investments-Debt and Equity Securities (“ASC 320-10”). This Standard amends the other-than-temporary impairment guidance for debt securities as it modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” ASC 320-10 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses should be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. ASC 320-10 requires the Company to account for prior period impairment losses as a cumulative effect; however, no cumulative effects are necessary as the impairment losses were considered the result of credit deteriorations. These pronouncements were effective for the Company as of April 1, 2009. The adoption of this ASC 320-10 did not have a material effect on the Company’s financial position or results of operations.
     On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), now included in the Codification as part of ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”). The Standard identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Standard reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The Company has adopted ASC 820-10 and it did not have a material effect on the Company’s financial position or results of operations.
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), now included in the Codification as part of ASC 855-10 Subsequent Events (“ASC 855-10”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on the Company’s financial position or results of operations. Management has reviewed events occurring through November 16, 2009, the date the interim financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A replacement of FASB Statement No. 162”. The change initiated by this statement is now included in the Codification as FASB ASC 105-10 Generally Accepted Accounting Principles (“ASC 105-10”) and establishes the Financial Accounting Standards Board Accounting Standards

Codification (“Codification”) as the source for authoritative principles and standards recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC 105-10 effective for the quarter ended September 30, 2009 and concluded it did not have a material effect on the Company’s financial position or results of operations.
     (13) Fair Value Disclosures
     The Company follows ASC 820 which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:
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
     The assets of the Company recorded at fair value on a recurring basis at September 30, 2009 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at September 30, 2009 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale	$3,050	$32,976	—	$36,026
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	$6,944	$6,944
OREO	—	—	$336	$336
     There were no Level 3 securities at September 30, 2009. The three securities classified at March 31, 2009 as Level 3 were transferred to Level 2 during the quarter ended June 30, 2009. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At September 30, 2009, impaired loans measured at fair value using Level 3 inputs amounted to $6.9 million, which represents ten customer relationships. There were no impaired loans measured at fair value using Level 2 inputs at September 30, 2009. Level 3 inputs utilized to determine the fair value of the impaired loan relationships consist of appraisals and expected cash flows.

     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. At September 30, 2009, OREO was comprised of one commercial condominium totaling $259 thousand and one residential condominium totaling $77 thousand.
     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale
Balance at March 31, 2009	$1,012
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	—
Net accretion of discount and repayment of principal	—
Net transfers in/out of Level 3	(1,012)

Balance at September 30, 2009	$—

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
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at September 30, 2009 and March 31, 2009 consists of appraisals and expected cash flows.
     Other Real Estate Owned — OREO is recorded at the lower of book value, or fair market value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.

     Goodwill — Goodwill is subject to impairment testing. The bank accounts for goodwill and impairment in accordance with ASC 350 Intangibles-Goodwill and Other, which addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. Impairment testing is performed at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. The most recent testing was performed as of December 31, 2008 utilizing 2008 average earnings and average book multiples of bank sale transactions, and management determined that no impairment existed. No events have occurred subsequent to December 31, 2008 which indicate that the impairment test would need to be re-performed.
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

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$5,286	$5,286	$5,099	$5,099
Short-term investments	10,368	10,368	37,323	37,323
Investment securities	36,026	36,026	35,215	35,215

Loans held for sale	732	732	3,208	3,208
Net loans	455,959	451,904	457,479	453,974
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,875	1,875	1,859	1,859

Liabilities
Deposits	$341,218	$332,092	$375,074	$366,052
Short-term borrowings	141	141	1,014	1,014
Advances from FHLB of Boston	141,527	151,304	144,583	153,318
Subordinated debentures	11,341	8,981	11,341	9,013
Advance payments by borrowers for taxes and insurance	1,730	1,730	1,532	1,532
Accrued interest payable	572	572	619	619

Off-Balance Sheet Instruments	$39,739	$39,739	$43,378	$43,378
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
     The Warrant was valued at $594,000 and was recognized as equity under ASC 815 Derivatives and Hedging, and is reported within additional paid-in capital in the accompanying Consolidated Balance Sheets. The Company also performs accounting for the Series A Preferred Stock and Warrant as set forth in ASC 470 Debt. The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594,000. Therefore, the fair value of the Warrant has been recognized as a discount to the Series A Preferred Stock and Warrant and such discount is being accreted over five years using the effective yield method as set forth by ASC 505 Equity. The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value of the Warrant at issuance were:

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
     The following is a discussion and analysis of the Company’s results of operations for the three and six months ended September 30, 2009 and 2008 and its financial condition at September 30, 2009 compared to March 31, 2009. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses, the fair value of investments and other real estate owned to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with ASC 310, and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Loans not individually reviewed for impairment in accordance with ASC 310 are analyzed in accordance with ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investments and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.
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
     Accounting for Goodwill and Impairment. The Company adopted ASC 350 as of April 1, 2002. This standard addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company no longer amortizes the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual Impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2008 and management determined that no impairment existed as of December 31, 2008.
Comparison of Financial Condition at September 30, 2009 and March 31, 2009
     Total assets were $540.7 million at September 30, 2009 compared to $575.8 million at March 31, 2009, representing a decrease of $35.1 million, or 6.1%. Total loans (excluding loans held for sale) were $458.6 million at September 30, 2009, compared to $460.7 million at March 31, 2009, representing a decrease of $2.1 million, or 0.5%. This decrease was primarily due to decreases in commercial real estate and construction loans of $10.4 million and $12.7 million respectively, substantially offset by an increase in residential and home equity loans of $21.2 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans increased due to management’s increased emphasis on these types of lending. Commercial and industrial loans decreased slightly, from $4.8 million at March 31, 2009 to $4.7 million at September 30, 2009.
     The allowance for loan losses totaled $2.7 million at September 30, 2009 compared to $3.2 million at March 31, 2009, representing a net decrease of $572 thousand, or 17.9%. This net decrease was primarily due to decreases of $703 thousand related to charge-offs on nine loans, and increases of $250 thousand resulting from management’s reviews of the adequacy of the allowance for loan losses. Of the $703 thousand in charge-offs, $213 thousand was related to a residential condominium loan which was written down to fair value less estimated selling costs, $115 thousand was related to the partial charge-off of a hotel loan, $125 thousand resulted from the sale to a third party of residential apartments which secured a commercial real estate loan, $25 thousand resulted from the charge-off of a commercial and industrial loan, and $21 thousand resulted from a residential condominium loan which was written down to fair value less estimated selling costs immediately prior to its transfer to OREO. The remaining $204 thousand of charge-offs related to two troubled debt restructurings and two nonaccrual residential loans which were written down to fair value less selling costs. At September 30, 2009, management increased loan loss allocations due to the continued weakened state of the local economy. This factor increase resulted in an increase in the required reserve allocation of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses (see “Provision for Loan Losses”), management considered the allowance for loan losses to be adequate at both September 30, 2009 and March 31, 2009.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended September 30, 2009 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $15.7 million at September 30, 2009 compared to $42.4 million at March 31, 2009, representing a decrease of $26.7 million, or 63.1%, comprised of a $27.0 million decrease in short-term investments and a $200 thousand increase in cash and due from banks. Investment securities totaled $46.1 million at September 30, 2009 compared to $45.3 million at March 31, 2009, representing an increase of $811 thousand, or 1.8%. The increase in investment securities is primarily due to the purchase of $5.4 million in mortgage-backed securities during the six months ended September 30,2009 and a net increase in the market value of available for sale securities partially offset by the repayment of principal on mortgage-backed securities. Stock in the Federal Home Loan Bank of Boston remained unchanged and totaled $8.5 million at both September 30, 2009 and March 31, 2009.

     Banking premises and equipment, net, totaled $2.9 million at September 30, 2009 compared to $3.3 million at March 31, 2009, primarily reflecting the amortization of leasehold improvements and depreciation for the period.
     Other real estate owned totaled $336 thousand at September 30, 2009, compared to $3.0 million at March 31, 2009, a net decrease of $2.7 million. This decrease is primarily due to the sale of two residential properties during the six month period, and the addition of one residential parcel totaling $77 thousand. At September 30, 2009, this category consists of two properties recorded at fair market value less estimated selling costs.
     Deferred tax asset totaled $6.2 million at September 30, 2009 compared to $7.6 million at March 31, 2009. The decrease in deferred tax asset is primarily the result of the reduced tax benefit associated with the net increase in value of the Company’s available for sale investments.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.5 million at September 30, 2009 as compared to $6.4 million as of March 31, 2009.
     Total deposits amounted to $341.2 million at September 30, 2009 compared to $375.1 million at March 31, 2009, representing a decrease of $33.9 million or 9.0%. the decrease was a result of the combined effect of a $37.0 million, or 20.6%, decrease in certificates of deposit, partially offset by a $3.1 million, or 1.6%, increase in core deposits (consisting of all non-certificate accounts). Management utilized excess cash and short-term investments to fund certain maturing certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
     Federal Home Loan Bank advances amounted to $141.5 million at September 30, 2009 compared to $144.6 million at March 31, 2009, representing a decrease of $3.1 million, or 2.1%, as a maturing Federal Home Loan Bank advance was not renewed but instead was repaid with available cash on hand.
     The net increase in stockholders’ equity from $40.2 million at March 31, 2009 to $43.1 million at September 30, 2009 is primarily the result of a $2.1 million decrease in accumulated other comprehensive loss resulting from net increases in the market values of available for sale securities, net income of $901 thousand, and $345 thousand related to the allocation of Company common stock to participants in the ESOP.
Comparison of Operating Results for the Quarters Ended September 30, 2009 and 2008
     Net income available to common shareholders for the quarter ended September 30, 2009 was $451 thousand, or $0.30 per diluted share, as compared to a net loss of $9.5 million or $6.80 per diluted share, for the comparable prior year quarter. The increase is the net effect of a $121 thousand decrease in non-interest expenses, a $12 thousand decrease in net interest and dividend income, partially offset by a $9.5 million increase in noninterest income and a $700 thousand decrease in the provision for loan losses. Additionally, for the quarter ended September 30, 2009, net income was reduced by $153 thousand allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $575 thousand, or 7.37%, to $7.2 million for the quarter ended September 30, 2009 as compared to $7.8 million during the same period of 2008. During the quarter ended September 30, 2009, the yield on interest-earning assets declined by 33 basis points primarily due to a 129 basis point decrease in interest income on investments and a 165 basis point reduction in interest income on short-term investments. The reduced yield on investments during the quarter ended September 30, 2009 was primarily due to the combined effect of: (1) a $96 thousand decrease in dividends which resulted from the September 2008 elimination of dividends on preferred stock issued by Fannie Mae and Freddie Mac; and (2) a reduction of $65 thousand in FHLB stock dividends as the FHLB of Boston announced the elimination of its dividend in February 2009. The average balance of short-term investments increased from $11.0 million at quarter ended September 30, 2008 to $19.6 million at quarter ended September 30, 2009, primarily due to management’s determination to use the proceeds received from the aforementioned sale of preferred stock to the U. S. Treasury, and proceeds from loan and securities repayments and maturities, to purchase short-term investments due to a lack of attractive re-investment alternatives during the recessionary economic environment. Notwithstanding the increase in the average balance of short-term investments, interest income on these investments declined by $40 thousand for the 2009 period as the Federal Reserve lowered the fed funds target rate by approximately 200 basis points over the two quarterly periods. This decrease in the fed funds target rate had a corresponding effect on the interest earned on the Company’s short-term investments, because the interest earned on these assets is closely tied to the target fed funds rate. Short-term investments are primarily comprised of federal funds sold and interest-earning balances at the Federal Reserve Bank of Boston.
     Interest Expense. Interest expense decreased by $563 thousand, or 15.6%, to $3.0 million for the quarter ended September 30, 2009 as compared to $3.6 million for the same period of 2008 due to decreases in the average rates paid on deposits, FHLB borrowings, and other borrowings. The cost of deposits decreased by 56 basis points from 2.18% at ended September 30, 2008 to 1.62% at September 30, 2009, as some high-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $150.9 million for the quarter ended September 30, 2009, compared to $171.8 million for the same period in 2008, a decline of $20.9 million. The average balance of lower-costing non-maturity deposits increased by $15.7 million to $201.7 million for the quarter ended September 30, 2009, as compared to an average balance of $185.9 million during the same period of 2008. The average balance of FHLB borrowings decreased by $4.7 million, from $146.2 million at September 30, 2008 to $141.5 million at September 30, 2009. The decrease in the average cost of these funds was the result of a relatively high coupon rate advance which matured during the quarter ended September 30, 2009. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid for the quarter ended September 30, 2009 was 4.72%, compared to an average rate of 5.80% for the quarter ended September 30, 2008.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended September 30, 2009 compared to the quarter ended September 30, 2008:

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$455,760	$6,714	5.89%	$457,339	$6,884	6.03%
Other loans	5,881	86	5.85	8,804	140	6.36
Investment securities	43,689	412	3.77	57,210	723	5.06
Short-term investments	19,573	13	0.27	11,025	53	1.92

Total interest-earning assets	524,903	7,225	5.51	534,378	7,800	5.85

Allowance for loan losses	(3,092)			(3,982)
Noninterest-earning assets	30,314			25,563

Total assets	$552,125			$555,959

Interest-bearing liabilities:
Deposits	$311,074	1,262	1.62	$318,915	1,737	2.18
Advances from FHLB of Boston	141,537	1,629	4.60	146,223	1,691	4.63
Other borrowings	12,541	148	4.72	11,998	174	5.80

Total interest-bearing liabilities	465,152	3,039	2.61	477,136	3,602	3.02

Noninterest-bearing liabilities	44,403			40,939

Total liabilities	509,555			518,075

Stockholders’ equity	42,570			37,884

Total liabilities and stockholders’ equity	$552,125			$555,959

Net interest and dividend income		$4,186			$4,198

Net interest spread			2.90%			2.82%

Net interest margin			3.19%			3.14%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended September 30, 2009 and 2008, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, a provision for loan losses of $200 thousand and $900 thousand was recorded during the quarters ended September 30, 2009 and September 30, 2008, respectively.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2009, nonperforming loans totaled $4.9 million as compared to $4.8 million on March 31, 2009. Of the eleven loans constituting this category at September 30, 2009, ten are secured by real estate collateral that is predominantly mostly located in the Bank’s market area. Nine of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. The one nonperforming loan that is not secured by real estate totaled $40 thousand at September 30, 2009 and is secured by a Small Business Administration guaranty. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Non-interest income (loss) increased by $9.5 million from $(9.1) million during the quarter ended September 30, 2008 to $410 thousand during the quarter ended September 30, 2009. As previously mentioned, the Company recorded a $9.4 million impairment on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008. Additionally, net loss on the sales or write-downs on other securities totaled $115 thousand during the quarter ended September 30, 2008 compared to $0 during the quarter ended September 30, 2009. Gains on the sale of loans increased from $3 thousand during the quarter ended September 30, 2008 to $32 thousand during the quarter ended September 30, 2009 due to increased loan origination and sale activity during the 2009 period. Other non-interest income decreased by $35 thousand during the 2009 period primarily due to a $20 thousand decrease in third party brokerage income.
     Noninterest Expenses. Noninterest expenses decreased by $121 thousand or 3.4%, to $3.5 million for the quarter ended September 30, 2009 as compared to $3.6 million during the quarter ended September 30, 2008. For the 2009 quarter, decreases in salaries and benefits of $183 thousand, professional fees of $70, marketing costs of $51 thousand, and occupancy and equipment expenses of $20 thousand, were partially offset by increases in FDIC deposit insurance premiums of $122 thousand, other expenses of $75 thousand, and data processing costs of $6 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits decreased by $183 thousand, or 8.8%, to $1.9 million during the quarter ended September 30, 2009 as compared to $2.1 million during the quarter ended September 30, 2008 primarily due to the receipt of a benefits-related legal settlement, fewer full-time equivalent employees, and a reduction in employee stock option plan compensation expenses.
     FDIC insurance premiums increased by $122 thousand to $138 thousand during the quarter ended September 30, 2009 compared to $16 thousand during the same quarter of 2008. This increase was primarily due to higher premiums due to an increase in deposit insurance premium rates.
     Advertising and marketing expenses decreased by $51 thousand to $8 thousand during the quarter ended September 30, 2009 as compared to $59 thousand during the same period of 2008 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $20 thousand, or 3.5%, to $552 thousand during the quarter ended September 30, 2009 as compared to $572 thousand during the same period of 2008 primarily due to decreases in utilities, real estate taxes, repairs and maintenance, amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, partially offset by increases in security expenses, computer network maintenance costs, bank building expenses, and property insurance.
     Data processing charges increased by $6 thousand, or 3.0%, to $205 thousand during the quarter ended September 30, 2009 as compared to $199 thousand during the same period of 2008 due to an increase in certain processing costs.
     Professional fees decreased by $70 thousand, or 34.3%, to $134 thousand during the quarter ended September 30, 2009 as compared to $204 thousand during the same period of 2008 primarily due to a decrease in legal and collection fees.
     Other expenses increased by $75 thousand, or 15.8%, to $551 thousand during the quarter ended September 30, 2009 as compared to $476 thousand during the quarter ended September 30, 2008. Included in this category for the quarters ended September 30, 2009 and 2008 were foreclosure and collection expenses of $165 thousand and $17, respectively. Foreclosure and collection expenses increased during the quarter ended September 30, 2009 as nonperforming assets increased in number from nine at September 30, 2008 to thirteen at September 30, 2009. Although the number of nonperforming assets increased over the two periods, the total balances of nonperforming assets decreased by $5.2 million, from $10.4 million at September 30, 2008 to $4.9 million at September 30, 2009.
     Income Taxes. The effective income tax rate for the quarter ended September 30, 2009 was 33.7%, compared to an effective income tax rate of (0.7)% for the same quarter of 2008. The tax rate for the 2008 quarter resulted from the losses due to the Fannie Mae and Freddie Mac impairment charge during the 2008 quarter, as previously mentioned, and the Company’s inability to take the related tax benefit recorded during the fourth quarter of 2008 during the three months ended September 30, 2009.
     The Commonwealth of Massachusetts adopted new legislation on July 3, 2008, which changed the taxation of business entities. Effective January 1, 2009, corporations doing business in Massachusetts are required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts are required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. The combined reporting regimen should now have a beneficial effect on the Company’s effective tax rate due to the allowable netting of current year income and loss of the unitary group for years beginning April 1, 2009 and thereafter. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10.0% in 2010, 9.5% in 2011, and 9.0% in 2012 and thereafter.
Comparison of Operating Results for the Six Months Ended September 30, 2009 and 2008
     Net income available to common shareholders for the six months ended September 30, 2009 was $596 thousand, or $0.40 per diluted share, as compared to a net loss of $9.1 million, or $6.53 per diluted share, during the six months ended September 30, 2008. In addition to the impairment losses of $9.4 million relating to the Fannie Mae and Freddie Mac preferred stock, items primarily affecting the Company’s earnings for the six months ended September 30, 2009 when compared to the six months ended September 30, 2008 were: (1) a decrease in net interest income of $89 thousand; (2) a decrease in the provision for loan losses of $850 thousand primarily resulting from provisions for loan losses related to one borrower which totaled $1.1 million during the six months ended September 30, 2008 and the absence of such a provision in the 2009 period; (3) a net loss in sales and write-downs on other securities of $144 thousand during the six months ended September 30, 2008 compared to $0 during the same period of 2009, (4) and an increase in non-interest expenses of $194 thousand. The increase in non-interest expenses was primarily the result of a $454 thousand increase in deposit insurance premiums, which included a special assessment recorded during June 2009 that totaled $270 thousand, and a $350 thousand decrease in salaries and benefits. Additionally, for the six months ended September 30, 2009, net income was reduced by $305 thousand allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $1.3 million, or 7.9%, to $14.4 million for the six months ended September 30, 2009 compared to $15.7 million for the same period of 2008 primarily due to decreases in the average balances of investment securities and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of investment securities declined as maturities and principal repayments were used to fund loan growth, deposit withdrawals and repayment of borrowings. The yield on short-term investments was 0.26% during the six months ended September 30, 2009 as compared to 2.32% during the same period of 2008 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 0.25% during the six months ended September 30, 2009, and 2.0% during the six months ended September 30, 2008.
     Interest Expense. Interest expense decreased by $1.2 million, or 15.4%, to $6.4 million for the six months ended September 30, 2009 compared to $7.5 million for the same period of 2008. The cost of deposits decreased by 58 basis points from 2.34% during quarter ended September 30, 2008 to 1.76% during the quarter ended September

30, 2009, as some high-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $174.0 million during the six months ended September 30, 2008, compared to $161.4 million for the same period in 2009, a decline of $9.6 million. The average balance of lower-costing non-maturity deposits increased by $14.8 million to $198.9 million for the six months ended September 30, 2009, as compared to an average balance of $184.1 million during the same period of 2008. The average balance of FHLB borrowings decreased by $6.6 million, from $149.6 million during the six months ended September 30, 2008 to $143 million during the same period of 2009. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the six months ended September 30, 2009 was 4.83%, compared to an average rate of 5.87% during the same period of 2008.
     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2009 compared to the six months ended September 30, 2008:

	Six Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$453,819	$13,412	5.91%	$459,625	$13,737	5.98%
Other loans	6,021	176	5.85	10,414	330	6.34
Investment securities	43,751	792	3.62	60,359	1,488	4.93
Short-term investments	25,780	33	0.26	9,385	109	2.32

Total interest-earning assets	529,371	14,413	5.45	539,783	15,664	5.80

Allowance for loan losses	(3,135)			(3,799)
Noninterest-earning assets	33,941			24,618

Total assets	$560,177			$560,602

Interest-bearing liabilities:
Deposits	$317,731	2,800	1.76	$319,976	3,744	2.34
Advances from FHLB of Boston	143,009	3,279	4.59	149,614	3,454	4.62
Other borrowings	12,431	300	4.83	11,687	343	5.87

Total interest-bearing liabilities	473,171	6,379	2.70	477,136	7,541	3.13

Noninterest-bearing liabilities	45,142			40,393

Total liabilities	518,313			521,670

Stockholders’ equity	41,864			38,932

Total liabilities and stockholders’ equity	$560,177			$560,602

Net interest and dividend income		$8,034			$8,123

Net interest spread			2.75%			2.67%

Net interest margin			3.04%			3.01%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-

performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the six-month period ended September 30, 2009, management performed a thorough analysis of the loan portfolio as well as the required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on this analysis, the Company recorded a provision of $250 thousand for the six months ended September 30,2009 compared to a provision for loan losses of $1.1 million during the corresponding 2008 period.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2009, nonperforming loans totaled $4.9 million as compared to $4.8 million on March 31, 2009. Of the eleven loans constituting this category at September 30, 2009, ten are secured by real estate collateral that is predominantly located in the Bank’s market area. Nine of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. The one nonperforming loan that is not secured by real estate totaled $40 thousand at September 30, 2009, and it is secured by a Small Business Administration guaranty. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Non-interest income (loss) increased by $9.6 million from $(8.7) million during the six months ended September 30, 2008 to $944 thousand during the six months ended September 30, 2009. As previously mentioned, the Company recorded a $9.4 million impairment on Fannie Mae and Freddie Mac preferred stock during September 30, 2008. Additionally, net loss on the sales or write-downs on other securities totaled $144 thousand during the six months ended September 30, 2008 compared to $0 during the six months ended September 30, 2009. Gains on the sale of loans increased from $15 thousand during the six months ended September 30, 2008 to $181 thousand during the six months ended September 30, 2009 due to increased loan origination and sale activity during the 2009 period. Other non-interest income decreased by $94 thousand during the 2009 period primarily due to a $64 thousand decrease in third party brokerage income.
     Noninterest Expenses. Noninterest expense increased by $194 thousand, or 2.7% to $7.4 million during the six months ended September 30, 2009 as compared to $7.2 million during the same period of 2008. This increase is due to increases in FDIC insurance premiums of $454 thousand, an increase in data processing costs of $15 thousand, and increases for other expenses of $144 thousand, partially offset by decreases in salaries and benefits of $350 thousand, marketing costs of $5 thousand, occupancy and equipment costs of $37 thousand, and professional fees of $16 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits decreased by $350 thousand, or 8.1%, to $3.9 million during the six months ended September 30, 2009 as compared $4.3 million during the same period of 2008 primarily due to fewer full-time equivalent employees, a reduction in employee stock option plan compensation expenses, and the receipt of a benefits-related legal settlement.
     FDIC insurance premiums increased by $454 thousand to $480 thousand during the six months ended September 30, 2009 compared to $26 thousand during the same period of 2008. This increase was primarily due to higher premiums due to an increase in deposit insurance premium rates.
     Advertising and marketing expenses decreased by $5 thousand to $84 thousand during the six months ended September 30, 2009 as compared to $89 thousand during the same period of 2008 as management strategically decided to decrease these expenses on a limited basis.
     Office occupancy and equipment expenses decreased by $37 thousand, or 3.3%, to $1.1 million during the six months ended September 30, 2009 as compared $1.1 million during the same period of 2008 primarily due to, decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, decreases on certain utility costs, as well as decreases in other maintenance and repair costs partially offset by increases in computer maintenance costs and security related expenses.
     Data processing costs increased by $15 thousand, or 3.8%, to $415 thousand during the six months ended September 30, 2009 as compared to $400 thousand during the same period of 2008 due to the increase in certain processing costs.
     Income Taxes. The effective income tax rate for the six months ended September 30, 2009 was 31.7%, compared to an effective income tax rate of (2.3)% for the same period of 2008.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At September 30, 2009, the Company had approximately $64.5 million in unused borrowing capacity at the Federal Home Loan Bank of Boston. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (FRB). The unused borrowing capacity at the FRB totaled $11.3 million at September 30, 2009.
     At September 30, 2009, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $39.7 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2009, the Company believes it has sufficient funds available to meet its current loan commitments.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC will not impose a second special assessment (On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and it was paid on September 30, 2009). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC will assess a three year insurance premium prepayment, which will be paid by banks in December and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. Management estimates that the Bank’s prepaid premium will total approximately $2.3 million, which will be paid during the quarter ending December 31, 2009, and will be amortized monthly over the three year period. At September 30, 2009, the Company believes it has sufficient funds available to meet this deposit insurance commitment.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At September 30, 2009, the Company had liquid assets of $348 thousand.

     The following table sets forth the capital positions of the Company and the Bank at September 30, 2009:

	At September 30, 2009
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp:
Tier 1 Leverage	8.64%	5.0%
Tier 1 Risk-Based Ratio	13.15%	6.0%
Total Risk-Based Ratio	13.90%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	7.45%	5.0%
Tier 1 Risk-Based Ratio	11.34%	6.0%
Total Risk-Based Ratio	12.09%	10.0%
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
     For the year ended March 31, 2009 and for the six months ended September 30, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission (“SEC”) on June 23, 2009. At September 30, 2009, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     On July 23, 2009, the Company convened its Annual Meeting of Stockholders.
     The first item submitted to a vote of stockholders was the election of three directors, and Robert J. Hardiman, William P. Morrissey and Edward F. Sweeney, Jr. were elected directors for terms of three years. As of the annual meeting, continuing directors are Paul E. Bulman, Gregory W. Boulos, John D. Doherty, Albert J. Mercuri, Jr. and John P. Morrissey. The following is a record of the voting in the election of directors:

ELECTION OF DIRECTORS	FOR	WITHHELD
Robert J. Hardiman	1,218,048	291,995
William P. Morrissey	1,218,048	291,995
Edward F. Sweeney, Jr.	1,170,248	339,295
     There were no abstentions and no broker non-votes.

     The following is a record of the votes on the second item of business, a non-binding resolution relating to the compensation of the Company’s named executive officers:

FOR	AGAINST	ABSTAIN

1,168,465	287,296	54,282
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
November 13, 2009	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer

November 13, 2009	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer