Form 10-Q
period 2009-12-31
CENTRAL BANCORP INC /MA/
filed 2010-02-16
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Common Stock, $1.00 par value	1,637,151

Class	Outstanding at February 5, 2010

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	December 31, 2009	March 31, 2009
ASSETS
Cash and due from banks	$5,054	$5,099
Short-term investments	13,420	37,323

Cash and cash equivalents	18,474	42,422

Investment securities available for sale (Note 2)	37,805	35,215
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	47,899	45,309

Loans held for sale	3,212	3,208

Loans (Note 3)	467,599	460,670
Less allowance for loan losses	(2,788)	(3,191)

Loans, net	464,811	457,479

Accrued interest receivable	1,766	1,859
Banking premises and equipment, net	2,807	3,323
Deferred tax asset, net	5,987	7,585
Other real estate owned	77	2,986
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,616	6,391
Other assets	4,530	3,033

Total assets	$558,411	$575,827

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$344,481	$375,074
Short-term borrowings	—	1,014
Federal Home Loan Bank advances	155,498	144,583
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,659	1,532
Accrued expenses and other liabilities	1,860	2,044

Total liabilities	514,839	535,588

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at December 31, 2009 and March 31, 2009	9,559	9,476
Common stock $1.00 par value; 15,000,000 shares authorized; 1,637,151 and 1,639,951 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	1,637	1,640
Additional paid-in capital	4,214	4,371
Retained income	33,984	33,393
Accumulated other comprehensive income (loss) (Note 6)	76	(2,226)
Unearned compensation — ESOP	(5,898)	(6,415)
Total stockholders’ equity	43,572	40,239

Total liabilities and stockholders’ equity	$558,411	$575,827

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In Thousands, Except Share and Per Share Data)	2009	2008	2009	2008
Interest and dividend income:
Mortgage loans	$6,689	$6,836	$20,101	$20,573
Other loans	74	105	249	435
Investments	317	454	1,109	1,942
Short-term investments	8	23	41	132

Total interest and dividend income	7,088	7,418	21,500	23,082

Interest expense:
Deposits	896	1,656	3,696	5,400
Advances from Federal Home Loan Bank of Boston	1,675	1,670	4,954	5,124
Other borrowings	140	177	440	520

Total interest expense	2,711	3,503	9,090	11,044

Net interest and dividend income	4,377	3,915	12,410	12,038
Provision for loan losses	100	—	350	1,100

Net interest and dividend income after provision for loan losses	4,277	3,915	12,060	10,938

Noninterest income:
Deposit service charges	265	259	752	758
Net loss from sales and write-downs of investment securities other than FNMA and FHLMC	(81)	—	(81)	(144)
Net loss from sales and write-downs of FNMA and FHLMC securities	—	—	—	(9,394)
Net gains on sales of loans	63	30	244	45
Bank owned life insurance income	76	78	228	236
Other income	56	65	181	265

Total noninterest income	379	432	1,324	(8,234)

Noninterest expenses:
Salaries and employee benefits	2,021	1,995	5,969	6,293
Occupancy and equipment	552	579	1,639	1,704
Data processing fees	222	196	637	596
Professional fees	201	211	569	595
FDIC deposit premiums	489	16	969	43
Advertising and marketing	70	158	154	247
Other expenses	428	636	1,453	1,527

Total noninterest expenses	3,983	3,791	11,390	11,005

Income (loss) before income taxes	673	556	1,994	(8,301)
Provision (benefit) for income taxes	307	(3,361)	726	(3,153)

Net income (loss)	$366	$3,917	$1,268	$(5,148)

Net income (loss) available to common shareholders	$213	$3,872	$809	$(5,193)

Earnings (loss) per common share — basic (Note 9)	$0.15	$2.76	$0.56	$(3.73)

Earnings (loss) per common share — diluted (Note 9)	$0.14	$2.76	$0.54	$(3.73)

Weighted average common shares outstanding — basic	1,457,136	1,404,342	1,451,780	1,393,720

Weighted average common and equivalent shares outstanding — diluted	1,511,806	1,404,342	1,487,318	1,393,720
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
	Series A		Additional		Other	Unearned	Total
	Preferred	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
(In Thousands, Except Per Share Data)	Stock	Stock	Capital	Income	Loss	ESOP	Equity

Nine Months Ended December 31, 2009

Balance at March 31, 2009	$9,476	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239

Net income				1,268			1,268
Other comprehensive income, net of taxes of $1,503:
Unrealized gain on securities, net of reclassification adjustment (Note 6)					2,302		2,302

Comprehensive income							3,570

Dividends paid to common stockholders ($0.15 per share)				(219)			(219)
Preferred stock accretion of discount and issuance costs	83			(83)			—
Dividends paid on preferred stock				(375)			(375)
Forfeiture of restricted common stock		(3)	3				—
Stock-based compensation (Note 10)			237				237
Amortization of unearned compensation — ESOP			(397)			517	120

Balance at December 31, 2009	$9,559	$1,637	$4,214	$33,984	$76	$(5,898)	$43,572

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2009	2008

Cash flows from operating activities:

Net income (loss)	$1,268	$(5,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	597	685
Amortization of premiums	250	38
Provision for loan losses	350	1,100
Stock-based compensation and amortization of unearned compensation — ESOP	357	430
Decrease (increase) in deferred tax asset	92	(3,830)
Net losses from sales and write-downs of investment securities	81	9,538
Bank-owned life insurance income	(228)	(236)
Loss on sale of OREO	60	—
Gains on sales of loans held for sale	(244)	(45)
Originations of loans held for sale	(31,673)	(4,683)
Proceeds from sale of loans originated for sale	31,913	4,573
Decrease in accrued interest receivable	93	136
Increase in other assets, net	(1,494)	(306)
Increase in advance payments by borrowers for taxes and insurance	127	159
(Decrease) increase in accrued expenses and other liabilities, net	(184)	233

Net cash provided by operating activities	1,365	2,178

Cash flows from investing activities:

Loan principal collections (originations), net	(7,758)	18,703
Principal payments on mortgage-backed securities	10,412	3,965
Proceeds from sales of investment securities	—	3,616
Purchases of investment securities	(11,026)	(9,017)
Maturities and calls of investment securities	1,500	6,000
Proceeds from sales of OREO	2,926	—
Purchase of banking premises and equipment	(81)	(246)

Net cash (used in) provided by investing activities	(4,027)	23,021

Cash flows from financing activities:

Net decrease in deposits	(30,593)	(11,547)
Proceeds from advances from FHLB of Boston	20,000	—
Repayment of advances from FHLB of Boston	(9,085)	(12,081)
(Repayments) net proceeds (of) from short-term borrowings	(1,014)	1,504
Cash dividends paid	(594)	(771)
Issuance of Series A preferred stock and warrants	—	9,970

Net cash used in financing activities	(21,286)	(12,925)

Net (decrease) increase in cash and cash equivalents	(23,948)	12,274
Cash and cash equivalents at beginning of period	42,422	17,725

Cash and cash equivalents at end of period	$18,474	$29,999

Cash paid during the period for:
Interest	$9,097	$11,091
Income taxes	—	935
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	77	191
Accretion of Series A preferred stock issuance costs	83	9
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2009
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 23, 2009. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46R, a revision of Interpretation No. 46 “Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51”, which is now codified as part of FASB Accounting Standards Codification (“ASC”) 860 Transfers and Servicing (“ASC 860”), discussed as follows. In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), (the “Codification”), and, in doing so, authorized the Codification as the sole source for authoritative Generally Accepted Accounting Principles, or GAAP. Therefore, in accordance with ASC 860, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2009. For interim reporting purposes, the Company follows the same significant accounting policies (see Note 12).
(2) Investments
     The amortized cost and fair value of investment securities available for sale at December 31, 2009, are summarized as follows:

	December 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	( In Thousands)
Corporate bonds	$1,986	$—	$(597)	$1,389
Mortgage-backed securities	28,183	800	(20)	28,963
Trust preferred securities	1,003	24	—	1,027

Total debt securities	31,172	824	(617)	31,379
Preferred stock	3,769	18	(567)	3,220
Common stock	3,077	335	(206)	3,206

Total	$38,018	$1,177	$(1,390)	$37,805

     The amortized cost and fair value of investment securities available for sale at March 31, 2009 are as follows:

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)

U.S. Government and agency obligations	$1,500	$3	$—	$1,503
Corporate bonds	1,984	—	(1,283)	701
Mortgage-backed securities	27,813	572	(32)	28,353
Trust preferred securities	1,003	—	(253)	750

Total debt securities	32,300	575	(1,568)	31,307
Preferred stock	3,775	—	(2,125)	1,650
Common stock	3,158	3	(903)	2,258

Total	$39,233	$578	$(4,596)	$35,215

     During the three and nine month periods ended December 31, 2009, one common stock holding was determined to be other than temporarily impaired and its book value was reduced to its market value of $133 thousand through an impairment charge of $81 thousand on December 31, 2009.
     Temporarily impaired securities as of December 31, 2009 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)

Corporate bonds	$—	$—	$1,389	$(597)
Mortgage-backed securities	3,322	(6)	633	(14)
Preferred stock	266	(160)	1,903	(407)
Common stock	—	—	1,713	(206)

Total temporarily impaired securities	$3,588	$(166)	$5,638	$(1,224)

     During the quarter ended September 30, 2008, impairment charges of $9.4 million were recognized on five Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock investments that were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock write-downs resulted from the September 2008 conservatorship of Fannie Mae and Freddie Mac. The conservatorship and elimination of Fannie Mae and Freddie Mac dividends significantly reduced the value of the Company’s preferred stock investment in these companies, resulting in the impairment write-downs to market value. Subsequently, there were additional declines in the market values of these securities due to recessionary economic conditions which created turbulence in the financial markets, in particular the financial services industry and the real estate markets. The unrealized losses on these securities have decreased to $290 thousand at December 31, 2009, compared to unrealized losses of $472 thousand at March 31, 2009. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on available information, management has determined that the unrealized losses on the Company’s investment in Fannie Mae and Freddie Mac preferred stock are not other than temporary.
     The Company also has two other preferred stock investments currently in unrealized loss positions for which the fair values have increased during the quarter ended December 31, 2009. The fair value of these securities totaled $1.8 million with unrealized losses of $277 thousand at December 31, 2009, compared to a fair value of $773 thousand and unrealized losses of $1.3 million at March 31, 2009. Based on management’s analysis of these preferred stock investments, management has determined that the unrealized losses associated with these securities are not considered to be other than temporary at December 31, 2009.
     The Company has a corporate bond with a fair value of $1.4 million and an unrealized loss of $597 thousand at December 31, 2009, compared to a fair value of $701 thousand and an unrealized loss of $1.3 million at March 31, 2009. This security matures in December 2017. Management currently does not have the intent to sell this security and it is more likely than not that it will not have to sell this security before recovery of its cost basis. Based upon available information, management has determined that the unrealized loss on this security is not considered to be other than temporary at December 31, 2009.
     The Company has one trust preferred investment which had been in an unrealized loss position greater than twelve months as of June 30, 2009. The fair value of this security has increased from $750 thousand at March 31, 2009 to an unrealized gain position with a fair value of $1.0 million at December 31, 2009.
     The Company has two debt securities in loss positions as of December 31, 2009 which have been in continuous loss positions for a period of less than twelve months. These debt securities have a total fair value of $3.3 million and unrealized losses of $6 thousand as of December 31, 2009. The Company has a total of fifteen other debt securities in loss positions as of December 31, 2009, all of which have been in a continuous loss position for a period greater than twelve months. These debt securities have a total fair value of $633 thousand and unrealized losses of $14 thousand as of December 31, 2009. These debt securities consist of government agency mortgage—backed securities. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other than temporarily impaired as of December 31, 2009.
     The Company has sixteen equity securities with a fair value of $1.7 million and unrealized losses of $206 thousand which were temporarily impaired at December 31, 2009. The total unrealized losses relating to these securities represent 10.75% of book value. This is an improvement when compared to the ratio of unrealized losses to book value of 48.7% at March 31, 2009. Of these sixteen securities, all have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. The Company has determined that the unrealized losses associated with these securities are not indicative of other than temporary impairment as of December 31, 2009.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at December 31, 2009 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due after one year but within five years	$5,651	$5,799	4.20%
Due after five years but within ten years	1,998	1,401	7.00
Due after ten years	23,523	24,179	5.46

Total	$31,172	$31,379

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

(3) Loans
     Loans, excluding loans held for sale, as of December 31, 2009 and March 31, 2009 are summarized below (unaudited, in thousands):

	December 31,	March 31,
	2009	2009
Real estate loans:
Residential real estate (1- 4 family)	$220,744	$183,327
Commercial real estate	229,900	249,941
Construction	3,656	14,089
Home equity lines of credit	8,533	7,347

Total real estate loans	462,833	454,704
Commercial loans	3,848	4,834
Consumer loans	918	1,132

Total loans	467,599	460,670
Less: allowance for loan losses	(2,788)	(3,191)

Total loans, net	$464,811	$457,479

     There were eleven loans to eleven borrowers on nonaccrual status totaling $5.1 million as of December 31, 2009, and eight loans to seven borrowers on nonaccrual status totaling $4.8 million as of March 31, 2009.
     At December 31, 2009 there were eleven impaired loans totaling $6.3 million which were accruing interest. At March 31, 2009, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by ASC 310 Receivables (“ASC 310”).
     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2009 and 2008 follows (unaudited, in thousands):

	Three Months Ended
	December 31,
	2009	2008

Balance at beginning of period	$2,719	$4,674
Provision charged to expense	100	—
Less: charge-offs	(44)	(77)
Add: recoveries	13	3

Balance at end of period	$2,788	$4,600

	Nine Months Ended
	December 31,
	2009	2008

Balance at beginning of period	$3,191	$3,613
Provision charged to expense	350	1,100
Less: charge-offs	(770)	(124)
Add: recoveries	17	—

Balance at end of period	$2,788	$4,600

(4) Deposits
     Deposits at December 31, 2009 and March 31, 2009 are summarized as follows (unaudited, in thousands):

	December 31,	March 31,
	2009	2009
Demand deposit accounts	$42,810	$46,259
NOW accounts	28,963	30,976
Passbook and other savings accounts	52,127	50,737
Money market deposit accounts	81,020	67,398

Total non-certificate accounts	204,920	195,370

Term deposit certificates:
Certificates of $100,000 and above	54,855	85,497
Certificates of less than $100,000	84,706	94,207

Total term deposit certificates	139,561	179,704

Total deposits	$344,481	$375,074

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In connection with the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2009, the interest rate was 2.69%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money.
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
     The Company’s other comprehensive income and related tax effect for the nine months ended December 31, 2009 and 2008 are as follows (unaudited, in thousands):

	For the Nine Months Ended
	December 31, 2009
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized gains on securities:
Unrealized net holding gains during period	$3,724	$1,470	$2,254
Less: reclassification adjustment for net losses included in net income	(81)	(33)	(48)

Other comprehensive income	$3,805	$1,503	$2,302

	For the Nine Months Ended
	December 31, 2008
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(12,093)	$(4,410)	$(7,683)
Less: reclassification adjustment for net losses included in net loss	(9,538)	(3,364)	(6,174)

Other comprehensive loss	$(2,555)	$(1,046)	$(1,509)

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At December 31, 2009, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On January 21, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about February 19, 2010 to common stockholders of record as of February 5, 2010. Also on January 21, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125,000 to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
     Management has reviewed events occurring through February 12, 2010, the date the interim financial statements, included in this quarterly report on Form 10-Q, were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.
(9) Earnings (Loss) Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At December 31, 2009 and 2008, there were approximately 181,000 and 202,500 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Amounts in thousands, except per share amounts)

Net income (loss) as reported	$366	$3,917	$1,268	$(5,148)

Less preferred dividends and accretion	(153)	(45)	(459)	(45)

Net income (loss) available to common stockholders	$213	$3,872	$809	$(5,193)

Weighted average number of common shares outstanding	1,640	1,640	1,640	1,640

Weighted average number of unallocated ESOP and unvested restricted shares	(183)	(236)	(188)	(246)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,457	1,404	1,452	1,394

Incremental shares from the assumed exercise of dilutive securities	55	—	35	—

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,512	1,404	1,487	1,394

Earnings (loss) per common share

Basic	$0.15	$2.76	$0.56	$(3.73)

Diluted	$0.14	$2.76	$0.54	$(3.73)

     At December 31, 2009, 53,608 stock options were anti-dilutive and therefore excluded from the above calculation for the three and nine month period. At December 31, 2008, 68,218 and 29,400 stock options and restricted stock shares, respectively, were anti-dilutive and therefore excluded from the above calculation for the three and nine month period.
(10) Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of December 31, 2009, 93,800 shares remained unissued under the Incentive Plan.

     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the year ended March 31, 2009, which it believes is a reasonable forfeiture estimate for the current period.
     The Company recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted. Under the modified prospective application method, the Company applies the provisions of ASC 718 Compensation — Stock Compensation, to all awards granted or modified after April 1, 2006 as well as unvested awards issued in a prior period. The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. Additionally, the Company did not grant any stock options or stock grants during the nine months ended December 31, 2009; however, 2,800 unvested restricted shares were forfeited during the period. The options and restricted shares granted in fiscal 2007 vest over a five-year life. Stock-based compensation totaled $73,000 and $81,000 for the three months ended December 31, 2009 and 2008, respectively, and $234,000 and $242,000 for the nine months ended December 31, 2009 and 2008, respectively.
     Stock option activity was as follows for the nine months ended December 31, 2009:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2009	68,218	$25.364
Exercised	—	—
Forfeited	(865)	28.990
Expired	(13,745)	20.250

Outstanding at December 31, 2009	53,608	$26.617

Exercisable at December 31, 2009	49,608	$26.247

     As of December 31, 2009, the unrecognized compensation costs related to options and restricted stock vesting will be recognized over the following periods: $70 thousand during the period of January 1, 2010 through March 31, 2010; $278 thousand during the fiscal year ending March 31, 2011; and $162 thousand during the first seven months of the fiscal year ending March 31, 2012.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2009 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)

	$16.625	12,077	(2)	0.9	—
	28.990	31,531	(2)	5.1	—
	31.200	10,000	(3)	6.7	—

Average/Total	$26.617	53,608		4.6	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $8.30 on December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2009, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 60% vested at December 31, 2009.
     A summary of restricted stock activity under all Company plans for the nine months ended December 31, 2009 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2009	29,400	$31.20
Granted
Vested	(9,800)	31.20
Forfeited	(2,800)	31.20

Non-vested at December 31, 2009	16,800	$31.20

(11) Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows FASB ASC 325-30 Investments- Other (“ASC 325-30”). Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.6 million at December 31, 2009.
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
     On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other- Than-Temporary Impairments (“FSP 115-2”), now included in the Codification as part of ASC 320-10 Investments-Debt and Equity Securities (“ASC 320-10”). This Standard amends the other-than-temporary impairment guidance for debt securities as it modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” ASC 320-10 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses should be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. ASC 320-10 requires the Company to account for prior period impairment losses as a cumulative effect; however, no cumulative effects are necessary as the impairment losses were considered the result of credit deteriorations. These pronouncements were effective for the Company as of April 1, 2009. The adoption of this ASC 320-10 did not have a material effect on the Company’s financial position or results of operations.
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
     In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), now included in the Codification as part of ASC 855-10 Subsequent Events (“ASC 855-10”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement is effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded it has no material effect on the Company’s financial position or results of operations. Management has reviewed events occurring through January 12, 2010, the date the interim financial statements were issued and no subsequent events occurred requiring accrual or disclosure other than those disclosed in the notes included in this Quarterly Report on Form 10-Q.
     In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A replacement of FASB Statement No. 162. The change initiated by this statement is now included in the Codification as FASB ASC 105-10 Generally Accepted Accounting Principles (“ASC 105-10”) and establishes the Financial Accounting Standards Board Accounting Standards Codification (“Codification”) as the source for authoritative principles and standards recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC 105-10 effective for the quarter ended September 30, 2009 and concluded it did not have a material effect on the Company’s financial position or results of operations.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on our consolidated financial statements.
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
     The assets of the Company recorded at fair value on a recurring basis at December 31, 2009 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at December 31, 2009 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total

Assets recorded at fair value on a recurring basis:
Securities available for sale	$3,206	$34,599	—	$37,805
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	$6,874	$6,874
OREO	—	—	$77	$77
     There were no Level 3 securities at December 31, 2009. The three securities classified at March 31, 2009 as Level 3 were transferred to Level 2 during the quarter ended June 30, 2009. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At December 31, 2009, impaired loans measured at fair value using Level 3 inputs amounted to $6.9 million, which represents ten customer relationships. There were no impaired loans measured at fair value using Level 2 inputs at December 31, 2009. Level 3 inputs utilized to determine the fair value of the impaired loan relationships consist of appraisals and expected cash flows.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. At December 31, 2009, OREO was comprised of one residential condominium totaling $77 thousand.

     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale

Balance at March 31, 2009	$1,012
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	—
Net accretion of discount and repayment of principal	—
Net transfers in/out of Level 3	(1,012)

Balance at December 31, 2009	$—

     Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the table above may include changes in fair value that were attributable to both observable and unobservable inputs.
     The following methods and assumptions were used by the Bank in estimating fair values of certain assets and liabilities:
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
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at December 31, 2009 and March 31, 2009 consists of appraisals and expected cash flows.

     Goodwill — Goodwill is subject to impairment testing. The bank accounts for goodwill and impairment in accordance with ASC 350 Intangibles-Goodwill and Other, which addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. Impairment testing is performed at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. The most recent testing was performed as of December 31, 2009 utilizing average earnings and average book multiples of bank sale transactions, and management determined that no impairment existed. No events have occurred subsequent to December 31, 2009 which indicate that the impairment test would need to be re-performed.
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

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2009		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$5,054	$5,054	$5,099	$5,099
Short-term investments	13,420	13,420	37,323	37,323
Investment securities	37,805	37,805	35,215	35,215
Loans held for sale	3,212	3,212	3,208	3,208
Net loans	464,811	460,868	457,479	453,974
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,766	1,766	1,859	1,859

Liabilities
Deposits	$344,481	$334,139	$375,074	$366,052
Short-term borrowings	—	—	1,014	1,014
Advances from FHLB of Boston	155,498	163,006	144,583	153,318
Subordinated debentures	11,341	8,967	11,341	9,013
Advance payments by borrowers for taxes and insurance	1,659	1,659	1,532	1,532
Accrued interest payable	621	621	619	619

Off-Balance Sheet Instruments	$28,123	$28,123	$43,378	$43,378
(14) Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”); and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, as of December 31, 2009 the Company and the Bank met all regulatory requirements to be considered well capitalized.
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

     The Warrant is exercisable at $6.39 per share at any time on or before December 5, 2018. The number of shares of the Company’s common stock issuable upon exercise of the Warrant and the exercise price per share will be adjusted if specific events occur. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the Warrant with respect to, or exercise the Warrant for, more than one-half of the shares of common stock underlying the Warrant prior to the date on which the Company has received aggregate gross proceeds of not less than $10.0 million from one or more qualified equity offerings.
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
     The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended December 31, 2009 and 2008 and its financial condition at December 31, 2009 compared to March 31, 2009. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses, fair value of investments, other real estate owned, income taxes, and accounting for goodwill and impairment to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
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
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2009 and management determined that no impairment existed as of December 31, 2009.
Comparison of Financial Condition at December 31, 2009 and March 31, 2009
     Total assets were $558.4 million at December 31, 2009 compared to $575.8 million at March 31, 2009, representing a decrease of $17.4 million, or 3.0%. Total loans (excluding loans held for sale) were $467.6 million at December 31, 2009, compared to $460.7 million at March 31, 2009, representing an increase of $6.9 million, or 1.5%. This increase was primarily due to increases in residential and home equity loans of $37.4 million and $1.2 million, respectively, substantially offset by decreases in construction and commercial real estate of $30.4 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans increased from $190.7 million at March 31, 2009 to $229.3 million at December 31, 2009 due to management’s increased emphasis on these types of lending. Commercial and industrial loans decreased from $4.8 million at March 31, 2009 to $3.8 million at December 31, 2009.
     The allowance for loan losses totaled $2.8 million at December 31, 2009 compared to $3.2 million at March 31, 2009, representing a net decrease of $403 thousand, or 12.6%. This net decrease was primarily due to decreases of $744 thousand related to charge-offs on eleven loans, and increases in the provision of $350 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Of the $744 thousand in charge-offs, $213 thousand was related to a mixed-use condominium loan which was written down to fair value less estimated selling costs, $115 thousand was related to the partial charge-off of a hotel loan, $125 thousand resulted from the sale to a third party of residential apartments which secured a commercial real estate loan, $89 thousand resulted from the sale to a third party a residential property which secured a residential real estate loan, $25 thousand resulted from the charge-off of a commercial and industrial loan, and $21 thousand resulted from a residential condominium loan which was written down to fair value less estimated selling costs immediately prior to its transfer to OREO. The remaining $156 thousand of charge-offs related to five impaired residential loans. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both December 31, 2009 and March 31, 2009. See -Provision for Loan Losses.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended December 31, 2009 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $18.5 million at December 31, 2009 compared to $42.4 million at March 31, 2009, representing a decrease of $23.9 million, or 56.5%, related to a $23.9 million decrease in short-term investments. Management utilized excess cash and short-term investments to fund certain maturing high-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin. Investment securities totaled $47.9 million at December 31, 2009 compared to $45.3 million at March 31, 2009, representing an increase of $2.6 million, or 5.7%. The increase in investment securities is primarily due to the purchase of $11.0 million in mortgage-backed securities during the nine months ended December 31, 2009 and a net increase of $3.8 million in the market value of available for sale securities partially offset by the repayment of $10.4 million in principal on mortgage-backed securities. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at both December 31, 2009 and March 31, 2009.

     Banking premises and equipment, net, totaled $2.8 million at December 31, 2009 compared to $3.3 million at March 31, 2009, primarily reflecting the amortization of leasehold improvements and depreciation for the period.
     Other real estate owned totaled $77 thousand at December 31, 2009, compared to $3.0 million at March 31, 2009, a net decrease of $2.9 million. This decrease is primarily due to the sale of two residential properties and one commercial condominium property during the nine month period. At December 31, 2009, this category consisted of one property recorded at fair market value less estimated selling costs.
     Deferred tax asset totaled $6.0 million at December 31, 2009 compared to $7.6 million at March 31, 2009. The decrease in deferred tax asset is primarily the result of the reduced tax benefit associated with the net increase in value of the Company’s available for sale investments.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.6 million at December 31, 2009 as compared to $6.4 million as of March 31, 2009.
     Total deposits amounted to $344.5 million at December 31, 2009 compared to $375.1 million at March 31, 2009, representing a decrease of $30.6 million or 8.2%. The decrease was a result of the combined effect of a $40.1 million, or 22.3%, decrease in certificates of deposit, which included $23.7 million of short-term municipal deposits, partially offset by a $9.6 million, or 4.9%, increase in core deposits (consisting of all non-certificate accounts). Management utilized excess cash and short-term investments to fund certain maturing high-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
     Federal Home Loan Bank advances amounted to $155.5 million at December 31, 2009 compared to $144.6 million at March 31, 2009, representing an increase of $10.9 million, or 7.5%, as the Company strategically borrowed at favorable rates to meet current and projected cash flow needs.
     The net increase in stockholders’ equity from $40.2 million at March 31, 2009 to $43.6 million at December 31, 2009 is primarily the result of a $2.3 million decrease in accumulated other comprehensive loss resulting from net increases in the market values of available for sale securities, net income of $1.3 million, and $517 thousand related to the allocation of Company common stock to participants in the ESOP.
Comparison of Operating Results for the Quarters Ended December 31, 2009 and 2008
     Net income available to common shareholders for the quarter ended December 31, 2009 was $213 thousand, or $0.14 per diluted share, as compared to a net income available to common shareholders of $3.9 million or $2.76 per diluted share, for the comparable prior year quarter. The decrease is the net effect of a $462 thousand increase in net interest and dividend income, a $192 thousand increase in noninterest expenses, and a $100 thousand increase in the provision for loan losses, partially offset by a $53 thousand decrease in noninterest income. The tax benefit of $3.4 million recorded during the quarter ended December 31, 2008 was primarily the result of the September 2008 conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) that resulted in a $9.4 million impairment of the value of the Company’s investment in the preferred stock of those companies. No tax benefit was recorded during the quarter ended September 2008 in connection with the impairment charge as the losses were initially considered capital losses and there were insufficient capital gains to offset such losses. However, during the subsequent quarter ended December 31, 2008, the Company recognized a tax benefit of approximately $3.5 million on the Fannie Mae and Freddie Mac impairment charges due to the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which permitted the Company to treat losses incurred on the Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes. Additionally, for the quarters ended December 31, 2009 and 2008, net income was reduced by $153 thousand and $45 thousand, respectively, allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.

     Interest and Dividend Income. Interest and dividend income decreased by $330 thousand, or 4.4%, to $7.1 million for the quarter ended December 31, 2009 as compared to $7.4 million during the same period of 2008. During the quarter ended December 31, 2009, the yield on interest-earning assets declined by 29 basis points primarily due to a 149 basis point decrease in interest income on investments and a 20 basis point reduction in the yield on mortgage loans. The reduced yield on investments during the quarter ended December 31, 2009 was primarily due to the combined effect of: (1) a change in the mix of investment securities due to management’s strategic decision to purchase U.S. Government-guaranteed Ginnie Mae mortgaged backed securities with the proceeds of certain maturing, higher risk investments; and (2) a reduction of $54 thousand in FHLB of Boston stock dividends as the FHLB of Boston announced the elimination of its dividend in February 2009. The reduced yield on mortgage loans was due to a change in the mix of this portfolio to residential loans from commercial real estate and construction loans as management deemphasized the latter types of lending as a result of the current market environment.
     Interest Expense. Interest expense decreased by $792 thousand, or 22.6%, to $2.7 million for the quarter ended December 31, 2009 as compared to $3.5 million for the same period of 2008 due to decreases in the average rates paid on deposits, FHLB borrowings, and other borrowings. The cost of deposits decreased by 93 basis points from 2.13% at quarter ended December 31, 2008 to 1.20% at December 31, 2009, as some high-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $137.2 million for the quarter ended December 31, 2009, compared to $170.3 million for the same period in 2008, a decline of $33.1 million. The average balance of lower-costing non-maturity deposits increased by $21.4 million to $161.5 million for the quarter ended December 31, 2009, as compared to an average balance of $140.1 million during the same period of 2008. The average balance of FHLB of Boston borrowings increased by $4.7 million, from $144.6 million at December 31, 2008 to $149.3 million at December 31, 2009. The decrease in the average cost of these funds was the result of a relatively high coupon rate advance which matured and were replaced by lower advances during the quarter ended December 31, 2009. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid for the quarter ended December 31, 2009 was 4.93%, compared to an average rate of 5.74% for the quarter ended December 31, 2008.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended December 31, 2009 compared to the quarter ended December 31, 2008:

	Three Months Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$458,887	$6,689	5.83%	$453,209	$6,836	6.03%
Other loans	5,199	74	5.69	6,713	105	6.26
Investment securities	47,137	317	2.69	43,476	454	4.18
Short-term investments	12,063	8	0.27	16,290	23	0.56

Total interest-earning assets	523,286	7,088	5.42	519,688	7,418	5.71

Allowance for loan losses	(2,756)			(4,673)
Noninterest-earning assets	27,691			25,781

Total assets	$548,221			$540,796

Interest-bearing liabilities:
Deposits	$298,688	896	1.20	$310,361	1,656	2.13
Advances from FHLB of Boston	149,334	1,675	4.49	144,620	1,670	4.62
Other borrowings	11,357	140	4.93	12,343	177	5.74

Total interest-bearing liabilities	459,379	2,711	2.36	467,324	3,503	3.00

Noninterest-bearing liabilities	45,473			40,152

Total liabilities	504,852			507,476

Stockholders’ equity	43,369			33,320

Total liabilities and stockholders’ equity	$548,221			$540,796

Net interest and dividend income		$4,377			$3,915

Net interest spread			3.06%			2.71%

Net interest margin			3.35%			3.01%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. During the quarters ended December 31, 2009 and 2008, management analyzed required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, a provision for loan losses of $100 thousand was recorded during the quarter ended December 31, 2009 and no provision for loan losses was recorded during the quarter ended December 31, 2008. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans. However, management’s ability to predict future results is inherently uncertain and future increases to the allowance for loan losses may be necessary due to changes in loan composition or volume, changes in economic market area conditions or other factors.

     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2009, nonperforming loans totaled $5.1 million as compared to $4.8 million on March 31, 2009. All of the loans constituting this category at December 31, 2009, are secured by real estate collateral that is predominantly located in the Bank’s market area. Ten of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income decreased by $53 thousand from $432 thousand during the quarter ended December 31, 2008 to $379 thousand during the quarter ended December 31, 2009. There were no gains or losses on sales or write-downs of securities during the quarter ended December 31, 2008 compared to a net loss of $81 thousand during the quarter ended December 31, 2009. Gains on the sale of loans increased from $30 thousand during the quarter ended December 31, 2008 to $63 thousand during the quarter ended December 31, 2009 due to increased loan origination and sale activity during the 2009 period. Other noninterest income decreased by $5 thousand during the 2009 period primarily due to a $28 thousand decrease in third party brokerage income.
     Noninterest Expenses. Noninterest expenses increased by $192 thousand or 5.1%, to $4.0 million for the quarter ended December 31, 2009 as compared to $3.8 million during the quarter ended December 31, 2008. Items primarily contributing to this net increase were a $473 thousand increase in FDIC insurance premium expense, partially offset by decreases in foreclosure and collection expenses of $188 thousand, and marketing expenses of $88 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $26 thousand, or 1.3%, to $2.0 million during the quarter ended December 31, 2009 as compared to $2.0 million during the quarter ended December 31, 2008 primarily due to higher commission related salaries and higher employee retirement benefits partially offset by the receipt of a benefits-related legal settlement.
     FDIC insurance premiums increased by $473 thousand to $489 thousand during the quarter ended December 31, 2009 compared to $16 thousand during the same quarter of 2008. This increase was primarily due to a substantial increase in the assessment rate.
     Advertising and marketing expenses decreased by $88 thousand to $70 thousand during the quarter ended December 31, 2009 as compared to $158 thousand during the same period of 2008 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $27 thousand, or 4.7%, to $552 thousand during the quarter ended December 31, 2009 as compared to $579 thousand during the same period of 2008 primarily due to decreases in utilities, real estate taxes, repairs and maintenance, amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, partially offset by increases in security expenses, computer network maintenance costs, bank building expenses, and property insurance.
     Data processing charges increased by $26 thousand, or 13.3%, to $222 thousand during the quarter ended December 31, 2009 as compared to $196 thousand during the same period of 2008 due to an increase in certain processing costs.
     Professional fees decreased by $10 thousand, or 4.7%, to $201 thousand during the quarter ended December 31, 2009 as compared to $211 thousand during the same period of 2008 primarily due to a decrease in examination and audit fees.
     Other expenses decreased by $208 thousand, or 3.3%, to $428 thousand during the quarter ended December 31, 2009 as compared to $636 thousand during the quarter ended December 31, 2008. Included in this category for the quarters ended December 31, 2009 and 2008 were foreclosure and collection expenses of $55 thousand and $244, respectively. Foreclosure and collection expenses decreased during the quarter ended December 31, 2009 as expenses decreased following the sale of two residential OREO properties. Nonperforming assets increased in number from nine at December 31, 2008 to twelve at December 31, 2009. Although the number of nonperforming assets increased over the two periods, the total balances of nonperforming assets decreased by $4.2 million, from $9.4 million at December 31, 2008 to $5.2 million at December 31, 2009.
     Income Taxes. The effective income tax rate for the quarter ended December 31, 2009 was 45.6%, which included a $93 thousand provision for income taxes due to a discrete item related to employee benefits. The income tax benefit of $3.4 million recorded during the quarter ended December 31, 2008 was primarily due to a $3.5 million tax benefit resulting from the October 3, 2008 enactment of the Emergency Economic Stabilization Act of 2008, which act permitted the Company to treat losses incurred on its Fannie Mae and Freddie Mac preferred stock as ordinary losses for federal income tax purposes, as previously mentioned.
     The Commonwealth of Massachusetts adopted new legislation on July 3, 2008, which changed the taxation of business entities. Effective January 1, 2009, corporations doing business in Massachusetts are required to adopt a combined reporting method and abandon the separate reporting method. Corporations doing business in Massachusetts are required to file tax returns using the income and apportionment factors of all members of a combined group, consisting of all affiliates engaged in a unitary business, whether or not the affiliates are doing business in the Commonwealth. This combined reporting requirement is expected to have a beneficial effect on the Company’s effective tax rate due to the allowable netting of current year income and loss of the unitary group for years beginning April 1, 2009 and thereafter. In addition, the income tax rates on financial institutions is scheduled to be reduced from the current rate of 10.5% to 10.0% in 2010, 9.5% in 2011, and 9.0% in 2012 and thereafter.
Comparison of Operating Results for the Nine Months Ended December 31, 2009 and 2008
     Net income available to common shareholders for the nine months ended December 31, 2009 was $809 million, or $.54 per diluted share, as compared to a net loss available to common shareholders of $5.2 million, or $(3.73) per diluted share, during the nine months ended December 31, 2008. In addition to the absence of the impairment losses of $9.4 million relating to the Fannie Mae and Freddie Mac preferred stock, items primarily affecting the Company’s earnings for the nine months ended December 31, 2009 when compared to the nine months ended December 31, 2008 were: (1) an increase in net interest income of $372 thousand; (2) a decrease in the provision for loan losses of $750 thousand primarily resulting from a provision for loan losses which totaled $1.1 million during the nine months ended December 31, 2008 compared to a provision of $350 thousand in the 2009 period; (3) a net loss in sales and write-downs on other securities of $144 thousand during the nine months ended December 31, 2008 compared to $81 thousand during the same period of 2009, (4) and an increase in noninterest expenses of $385 thousand. The increase in noninterest expenses was primarily the result of a $926 thousand increase in deposit insurance premiums, which included a special assessment recorded during June 2009 that totaled $270 thousand, and a $334 thousand decrease in salaries and benefits. Additionally, for the nine months ended December 31, 2009 and 2008, net income was reduced by $459 thousand and $45 thousand, respectively, allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $1.6 million, or 6.9%, to $21.5 million for the nine months ended December 31, 2009 compared to $23.1 million for the same period of 2008 primarily due to decreases in the average balances of investment securities and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans increased primarily due to increases in the average balances of residential real estate loans and decreases in the average balances for commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of investment securities decreased as maturities and principal repayments were used to fund loan growth, deposit withdrawals and repayment of borrowings. The yield on short-term investments was .25% during the nine months ended December 31, 2009 as compared to 1.51% during the same period of 2008 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately .25% during the nine months ended December 31, 2009, and ranged from 2.0% to .25% during the nine months ended December 31, 2008.

     Interest Expense. Interest expense decreased by $1.9 million, or 17.7%, to $9.1 million for the nine months ended December 31, 2009 compared to $11.0 million for the same period of 2008. The cost of deposits decreased by 69 basis points from 2.27% during the nine months ended December 31, 2008 to 1.58% during the nine months ended December 31, 2009, as some high-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $172.8 million during the nine months ended December 31, 2008, compared to $153.0 million for the same period in 2009, a decline of $19.5 million. The average balance of lower-costing non-maturity deposits increased by $14.1 million to $158.1 million for the nine months ended December 31, 2009, as compared to an average balance of $144.0 million during the same period of 2008. The average balance of FHLB of Boston borrowings decreased by $2.8 million, from $147.9 million during the nine months ended December 31, 2008 to $145.1 million during the same period of 2009. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the nine months ended December 31, 2009 was 4.86%, compared to an average rate of 5.82% during the same period of 2008.
     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008:

	Nine Months Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$457,505	$20,101	5.86%	$457,478	$20,573	6.00%
Other loans	5,746	249	5.78	9,176	435	6.32
Investment securities	44,884	1,109	3.29	57,328	1,942	4.52
Short-term investments	21,650	41	.25	11,678	132	1.51

Total interest-earning assets	529,785	21,500	5.41	535,660	23,082	5.75

Allowance for loan losses	(3,008)			(4,091)
Noninterest-earning assets	29,400			22,407

Total assets	$556,177			$553,976

Interest-bearing liabilities:
Deposits	$311,360	3,696	1.58	$316,759	5,400	2.27
Advances from FHLB of Boston	145,125	4,954	4.55	147,943	5,124	4.62
Other borrowings	12,072	440	4.86	11,907	520	5.82

Total interest-bearing liabilities	468,557	9,090	2.59	476,609	11,044	3.09

Noninterest-bearing liabilities	45,287			41,259

Total liabilities	513,844			517,868

Stockholders’ equity	42,333			36,108

Total liabilities and stockholders’ equity	$556,177			$553,976

Net interest and dividend income		$12,410			$12,038

Net interest spread			2.82%			2.66%

Net interest margin			3.12%			3.00%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-

performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the nine month periods ended December 31, 2009 and 2008, management analyzed required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, the Company recorded a provision of $350 thousand for the nine months ended December 31, 2009 compared to a provision for loan losses of $1.1 million during the corresponding 2008 period.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2009, nonperforming loans totaled $5.1 million as compared to $4.8 million on March 31, 2009. Of the eleven loans constituting this category at December 31, 2009, all are secured by real estate collateral that is predominantly located in the Bank’s market area. Ten of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income (loss) increased by $9.6 million from $(8.2) million during the nine months ended December 31, 2008 to $1.3 million during the nine months ended December 31, 2009. As previously mentioned, the Company recorded a $9.4 million impairment on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008. Additionally, net loss on the sales or write-downs on other securities totaled $144 thousand during the nine months ended December 31, 2008 compared to $81 thousand during the nine months ended December 31, 2009. Gains on the sale of loans increased from $45 thousand during the nine months ended December 31, 2008 to $244 thousand during the nine months ended December 31, 2009 due to increased loan origination and sale activity during the 2009 period. Other noninterest income decreased by $91 thousand during the 2009 period primarily due to a $60 loss on the sale of OREO property.
     Noninterest Expenses. Noninterest expenses increased by $385 thousand, or 3.5% to $11.4 million during the nine months ended December 31, 2009 as compared to $11.0 million during the same period of 2008. This increase is due to increases in FDIC insurance premiums of $926 thousand, and an increase in data processing costs of $41 thousand, partially offset by decreases in salaries and benefits of $334 thousand, marketing costs of $93 thousand, occupancy and equipment costs of $65 thousand, and professional fees of $26 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits decreased by $324 thousand, or 5.15%, to $6.0 million during the nine months ended December 31, 2009 as compared $6.3 million during the same period of 2008 primarily due to fewer full-time equivalent employees, a reduction in employee stock option plan compensation expenses, and the receipt of a benefits-related legal settlement.
     FDIC insurance premiums increased by $926 thousand to $969 thousand during the nine months ended December 31, 2009 compared to $43 thousand during the same period of 2008. This increase was primarily related to an increase in deposit insurance premium assessments.
     Advertising and marketing expenses decreased by $93 thousand to $154 thousand during the nine months ended December 31, 2009 as compared to $247 thousand during the same period of 2008 as management strategically decided to decrease these expenses on a limited basis.
     Office occupancy and equipment expenses decreased by $65 thousand, or 3.8%, to $1.6 million during the nine months ended December 31, 2009 as compared $1.7 million during the same period of 2008 primarily due to decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, decreases on certain utility costs, as well as decreases in other maintenance and repair costs partially offset by increases in computer maintenance costs and security related expenses.

     Data processing costs increased by $41 thousand, or 6.9%, to $637 thousand during the nine months ended December 31, 2009 as compared to $596 thousand during the same period of 2008 due to the increase in certain processing costs.
     Income Taxes. The effective income tax rate for the nine months ended December 31, 2009 was 36.4%, compared to a tax benefit of $3.2 million for the nine months ended December 21, 2008. The Company recognized during the quarter ended December 31, 2008, a tax benefit of approximately $3.5 million as a result of Fannie Mae and Freddie Mac impairment charges recorded during the quarter ended September 30, 2008, as previously mentioned.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At December 31, 2009, the Company had approximately $54.9 million in unused borrowing capacity at the Federal Home Loan Bank of Boston. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $10.6 million at December 31, 2009.
     At December 31, 2009, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $28.1 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2009, the Company believes it has sufficient funds available to meet its current loan commitments.
     On September 29,, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and was paid on September 30, 2009). Also, the plan calls for deposit insurance premiums to increase by three basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which were paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and will be amortized monthly over the three year period. This prepaid deposit premium is carried on the balance sheet in the other assets category.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At December 31, 2009, the Company had liquid assets of $370 thousand.

     The following table sets forth the capital positions of the Company and the Bank at December 31, 2009:

	At December 31, 2009
		Regulatory
		Threshold
		For Well
	Actual	Capitalized

Central Bancorp:
Tier 1 Leverage	8.84%	5.0%
Tier 1 Risk-Based Ratio	13.26%	6.0%
Total Risk-Based Ratio	14.04%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	7.65%	5.0%
Tier 1 Risk-Based Ratio	11.50%	6.0%
Total Risk-Based Ratio	12.27%	10.0%
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
     For the year ended March 31, 2009 and for the nine months ended December 31, 2009, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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
Item 4(T). Controls and Procedures
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission on June 23, 2009. At December 31, 2009, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2009.
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

CENTRAL BANCORP, INC. Registrant
February 12, 2010	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer

February 12, 2010	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer