Form 10-K
period 2010-03-31
CENTRAL BANCORP INC /MA/
filed 2010-06-18
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-25251
CENTRAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-3447594

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 628-4000
Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share, and Related Stock Purchase Rights	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.5 million as of September 30, 2009.
At June 10, 2010, the registrant had 1,667,151 shares of its common stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
     The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through nine full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Medford, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, a stand-alone 24-hour automated teller machine (“ATM”) in Somerville, Massachusetts, as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). Due to issues associated with the recent economic downturn, FDIC deposit insurance costs have increased considerably. See “Regulation and Supervision of the Bank — Insurance of Deposit Accounts” for additional information regarding deposit insurance premiums.
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
     The Bank competes for deposits principally by offering depositors a wide variety of savings programs, convenient branch locations, 24-hour automated teller machines, Internet banking, preauthorized payment and withdrawal systems, tax-deferred retirement programs and other miscellaneous services such as money orders, travelers’ checks and safe deposit boxes. The Bank usually does not rely upon any individual, group or entity for a material portion of its deposits. However, at March 31, 2009, the Bank had certificates of deposit acquired from the Commonwealth of Massachusetts of $28.7 million, or 7.7% of total deposits. These funds were acquired by the Bank during fiscal 2009 to reduce funding costs or to strategically provide additional liquidity during the recent economic downturn. During fiscal 2010, to reduce excess short-term investments, management strategically decided to not renew these deposits.
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
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2010, the Bank originated loans totaling $123.7 million. Of the total loans originated during fiscal 2010, $112.7 million, or 91.1%, were residential mortgage and home equity loans; $9.7 million, or 7.8% were commercial real estate loans; and $1.3 million, or 1.1% were construction, commercial and industrial, and other loans. During the years ended March 31, 2010 and 2009, the Bank sold $39.9 million and $11.0 million, respectively, of residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings deposit flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio increased by $840 thousand, or 0.2%, to $461.5 million at March 31, 2010 from $460.7 million at March 31, 2009. The increase was primarily due to increases in the residential real estate portfolio, partially offset by decreases in the commercial real estate and construction loan portfolios. During fiscal 2009 and 2010, management de-emphasized commercial real estate and construction lending as a result of the current market environment. Commercial and industrial loans decreased primarily due to the repayment of such loans. During fiscal 2009 and 2010, management focused on increasing the residential real estate portfolios as these loans generally have less risk compared to commercial and construction lending.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated:

	At March 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Mortgage loans:
Residential	$217,053	47.03%	$183,327	39.80%	$178,727	37.6%	$175,259	38.1%	$160,381	38.6%
Commercial	227,938	49.39	249,941	54.25	244,496	51.5	235,535	51.1	213,935	51.5
Construction	2,722	0.59	14,089	3.06	30,950	6.5	35,011	7.6	27,680	6.7
Home equity	8,817	1.91	7,347	1.59	6,559	1.4	6,901	1.5	7,505	1.8

Total mortgage loans	456,530	98.92	454,704	98.70	460,732	97.0	452,706	98.3	409,501	98.6

Other loans:
Commercial and industrial	4,037	0.88	4,834	1.05	13,173	2.8	6,605	1.4	4,457	1.1
Consumer	943	0.20	1,132	0.25	1,037	0.2	1,231	0.3	1,360	0.3

Total other loans	4,980	1.08	5,966	1.30	14,210	3.0	7,836	1.7	5,817	1.4

Total loans	461,510	100.0%	460,670	100.0%	474,942	100.0%	460,542	100.0%	415,318	100.0%

Less:
Allowance for loan losses	3,038		3,191		3,613		3,881		3,788

Loans, net	$458,472		$457,479		$471,329		$456,661		$411,530

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2010 regarding the dollar amount of commercial and industrial loans as well as construction loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
		(In Thousands)
Commercial and industrial loans	$2,910	$743	$384	$4,037
Construction loans	2,573	34	115	2,722

Total	$5,483	$777	$499	$6,759

     Residential Lending. Residential mortgage loans at March 31, 2010 totaled $217.1 million, or 47.0%, of the total loan portfolio. Fixed-rate residential mortgages totaled $172.1 million, or 79.3%, of the residential loan portfolio and adjustable-rate loans totaled $45.0 million, or 20.7%, of the residential loan portfolio.
     With the implementation of its mortgage banking initiative in fiscal 2003, whereby the Bank seeks to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding newly-originated long-term, fixed-rate residential mortgage loans in its portfolio. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates. With the rate on the 30-year fixed-rate residential mortgage loan reaching a 45-year low in 2003, the Company continued to experience high residential loan refinancing activity during fiscal 2004 and fiscal 2005. Customers who refinanced their mortgages generally refinanced their existing home loans with either a 15 or 30-year fixed-rate mortgage loan. This activity slowed during fiscal 2006 and fiscal 2007 as long-term rates increased, presenting homeowners with fewer refinance opportunities. During fiscal 2008, refinance activity remained low as mortgage rates remained steady, but the increase in home values slowed, limiting the opportunity for borrowers to take cash out when they refinanced. During fiscal 2009, the economy slid into a recession that resulted in declines in home values and high unemployment rates. During fiscal 2010, demand strengthened somewhat in the residential real estate market and home prices experienced modest increases. Also, during fiscal 2010, management strategically increased its emphasis on residential lending to reduce risk and increase regulatory capital levels. As a result, the Company’s residential loan portfolio increased by $33.7 million or 18.4%, during fiscal 2010 as compared to fiscal 2009, and gains on the sale of loans increased to $329 thousand during fiscal 2010 as compared to $111 thousand during fiscal 2009.

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
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five-year FHLB classic advance rate plus a margin of 1.75 to 2.50 percentage points. As of March 31, 2010, the Bank’s commercial mortgage portfolio totaled $227.9 million and constituted 49.4% of the total loan portfolio, compared to a balance of $249.9 million or 54.3% of total loans at March 31, 2009. The decline in the commercial mortgage loan portfolio during fiscal 2010, which totaled $22.0 million, or 9%, is attributable to management’s decreased emphasis on this type of lending in the current economic environment.
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
     The Bank’s construction loans totaled $2.7 million, or 0.6%, of the Bank’s loan portfolio at March 31, 2010, compared to a balance of $14.1 million or 3.1% of total loans at March 31, 2009. The decline in these loans during fiscal 2010, which totaled $11.4 million, or 80.9%, is attributable to management’s decreased emphasis on this type of lending in the current economic environment. Construction loans are generally short-term in nature and have maturities of up to two years. The Bank grants loans to construct residential dwellings and commercial real estate projects. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Currently, construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and after receipt of title updates.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. Generally, the loan term is 20 years with interest only due during the first 10 years, and then principal and interest due for the remaining 10 years. The Bank’s home equity loans outstanding totaled $8.8 million, or 1.9% of the Bank’s loan portfolio at March 31, 2010.
     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer, and other loans totaled $5.0 million, or 1.1% of the total loan portfolio on March 31, 2010. The commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses that are generally made on a secured basis. The decrease in commercial and industrial loans in fiscal 2010 was primarily attributable to the repayment of loans. The Bank engages in consumer lending primarily as an accommodation to existing customers.
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
     Each loan originated by the Bank is underwritten by lending personnel of the Bank or, in the case of certain residential mortgage loans to be sold, qualified independent contract underwriters. Individual lending officers, a committee of loan officers and the Bank’s Security Committee have the authority to approve loans up to various limits. Bank-approved independent certified and licensed appraisers are used to appraise the property intended to secure real estate loans. The Bank’s underwriting criteria are designed to minimize the risks of each loan. There are detailed guidelines concerning the types of loans that may be made, the nature of the collateral, the information that must be obtained concerning the loan applicant and follow-up inspections of collateral after the loan is made.
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

     The Bank has instituted additional procedures to closely monitor loans and bring potential problems to management’s attention early in the collection process. The Bank prepares a monthly watch list of potential problem loans including currently performing loans, and the Bank’s Senior Loan Officer reviews delinquencies with the Security Committee of the Board of Directors at least monthly. Due to the high priority given to monitoring asset quality, senior management is involved in the early detection and resolution of problem loans. Additionally, the Bank has a workout committee comprised of the Bank’s Senior Loan Officer and other lending and Bank personnel that meets regularly to discuss the ongoing resolution of any loans identified for special review.
     The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At March 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Nonperforming loans	$5,575	$4,617	$9,606	$330	$1,220
Restructured loans	671	150	—	—	—
Real estate acquired by foreclosure or deed in lieu of foreclosure	60	2,986	—	—	—

Total nonperforming assets	$6,306	$7,753	$9,606	$330	$1,220

Impaired loans, accruing	$10,597	$—	$136	$—	$—

Nonperforming loans to total loans	1.35%	1.03%	2.02%	0.07%	0.29%

Nonperforming assets to total assets	1.16%	1.35%	1.68%	0.06%	0.22%
     During the past three fiscal years, the Company has experienced increased levels of nonperforming assets when compared to fiscal 2007 and fiscal 2006. At March 31, 2008, loans to two customers totaled $8.3 million, or 86.3% of total nonperforming assets. One relationship was comprised of residential construction loans to construct two homes, and the other relationship was a commercial real estate loan secured by a property containing residential and commercial condominiums. During fiscal 2009, the two residential properties were acquired through a deed in lieu of foreclosure, and these two properties represented the majority of the balance of other real estate owned (OREO) at March 31, 2009. Nonperforming assets decreased from $7.8 million at March 31, 2009 to $6.3 million at March 31, 2010 primarily due to the fiscal 2010 sale of the two OREO properties acquired during fiscal 2009. Partially offsetting the decrease in OREO were increases in nonperforming and restructured loans which represented eleven customer relationships totaling $6.2 million at March 31, 2010 compared to seven customer relationships totaling $4.8 million at March 31, 2009. While bankruptcy filings have extended the time required to resolve some situations involving nonperforming assets, management continues to work with borrowers and bankruptcy trustees to resolve these situations as soon as possible. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. Impaired loans which were accruing interest at March 31, 2010 totaled $10.6 million, comprised of 16 commercial loans to seven borrowers which totaled $9.7 million, and four residential loans to four borrowers which totaled $898 thousand. Two customer relationships which totaled $7.0 million comprised most of the impaired but interest accruing commercial real estate loans at March 31, 2010. One relationship which totaled $4.6 million was a troubled debt restructuring (TDR) for which the calculated TDR loss was $0, and for which this customer’s loans were accruing interest prior to the restructuring. Management’s conclusion that it was appropriate for this relationship to continue to accrue interest subsequent to the restructuring was based on the customer’s satisfactory repayment performance prior to the restructuring and management’s analysis which determined that the remaining contractual principal and interest are expected to be collected. The other impaired but accruing commercial real estate loan relationship totaled $2.4 million at March 31, 2010. This customer’s repayment performance was slow but accruing interest prior the execution of a forbearance agreement with the Bank. In accordance with the forbearance agreement, the customer brought all loans current, and deposited with the Bank three months of principal and interest for the five loans.

Management expects that repayment will occur through the orderly sale of the properties securing the loans. After an analysis of this customer relationship, management concluded that it was appropriate to continue to accrue interest as the loans were brought current and it is likely that the repayment of remaining principal and interest will occur. At March 31, 2010, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. For more information regarding non-performing loans, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Provision for Loan Losses.”
     Allowance for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Management analyzes required reserve allocations for loans considered impaired under Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”) and the allocation percentages used when calculating potential losses under ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. During fiscal year ended March 31, 2010, a $600 thousand provision was recorded based upon management’s quarterly evaluations of the loan portfolio. Certain loan loss factor ratios were increased during fiscal 2010 due to the continued recessionary economic conditions. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2010. See Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

     The following table presents activity in the allowance for loan losses during the years indicated:

	At or for the Years Ended March 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands)
Balance at beginning of year	$3,191	$3,613	$3,881	$3,788	$3,681

Provision (reduction of provision)	600	2,125	(70)	80	100

Charge-offs:
Construction	—	(2,201)	—	—	—
Residential mortgage	(250)	(144)	—	—	—
Commercial mortgage	(469)	(178)	(173)	—	—
Other loans	(54)	(36)	(76)	(48)	(39)

Total charge-offs	(773)	(2,559)	(249)	(48)	(39)

Recoveries:
Residential mortgage	—	3	—	—	—
Commercial mortgage	—	—	37	43	37
Other loans	20	9	14	18	9

Total recoveries	20	12	51	61	46

Net (charge-offs) recoveries	(753)	(2,547)	(198)	13	7

Balance at end of year	$3,038	$3,191	$3,613	$3,881	$3,788

Average loans outstanding during the year*	$461,592	$464,288	$462,164	$433,935	$406,474
Ratio of net charge-offs to average loans	0.16%	0.55%	0.04%	n/a	n/a
Total loans outstanding at end of year	$461,510	$460,670	$474,942	$460,542	$415,318
Ratio of allowance for loan losses to loans at end of year	0.66%	0.69%	0.76%	0.84%	0.91%

n/a	means either not applicable or not meaningful

*	Does not include loans held for sale

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated:

	At March 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
					(Dollars in Thousands)
Mortgage loans:
Residential	$721	47.03%	$655	39.80%	$520	37.60%	$456	38.10%	$443	38.60%
Commercial	2,023	49.39	1,941	54.25	1,616	51.50	2,642	51.10	2,653	51.50
Construction	14	0.59	406	3.06	1,246	6.50	587	7.60	523	6.70
Home equity	133	1.91	114	1.59	86	1.40	84	1.50	88	1.80

Total mortgage loans	2,891	98.92	3,116	98.70	3,468	97.00	3,769	98.30	3,707	98.60
Other loans	147	1.08	75	1.30	145	3.00	112	1.70	81	1.40

Total	$3,038	100.00%	$3,191	100.00%	$3,613	100.00%	$3,881	100.00%	$3,788	100.00%

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
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2010, all of the Bank’s marketable investments were classified as available for sale.
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

     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated:

		At March 31,
	2010	2009	2008
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	$1,503	$3,547

Corporate bonds	1,752	701	8,312
Mortgage-backed securities	24,993	28,353	22,450
Trust preferred securities	1,045	750	1,012

Total debt securities	27,790	31,307	35,321
Preferred stock	3,255	1,650	11,422
Common stock	3,323	2,258	6,217

Total investment securities	$34,468	$35,215	$52,960
Percentage of total assets	6.35%	6.12%	9.27%
     There were no investment holdings, other than those of the U.S. government and its agencies, for which the Company’s aggregate holding of one issuer exceeded 10% of stockholders’ equity as of March 31, 2010.
     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2010:

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Cost	Cost	Yield	Cost	Value	Yield
					(Dollars in Thousands)
Corporate bonds	$—	—%	$—	—%	$1,752	7.02%	$—	—%	$1,752	$1,752	7.02%
Mortgage-backed securities	—	—	5,118	4.19	6	1.50	19,129	5.30	24,253	24,993	5.06
Trust preferred securities	—	—	—	—	—	—	1,002	7.78	1,002	1,045	7.78

Total	$—		$5,118		$1,758		$20,131		$27,007	$27,790

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
     Deposits. Consumer, business and municipal deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other financial institutions in its market area. From time to time, the Bank bids on short-term certificates of deposit from the Commonwealth of Massachusetts, which periodically awards deposits to financial institution bidders throughout the State.

     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated:

	Years Ended March 31,
	2010			2009			2008
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
				(Dollars in Thousands)
Demand deposit accounts	$42,247	12.04%	—%	$38,807	10.92%	—%	$37,863	10.38%	—%
NOW accounts	27,856	7.93	0.29	26,029	7.32	0.37	28,384	7.78	0.63
Passbook and other savings accounts	51,577	14.69	0.45	50,240	14.13	0.51	52,071	14.28	0.60
Money market deposit accounts	79,583	22.67	1.32	67,111	18.88	2.30	58,211	15.97	3.64
Term deposit certificates	149,814	42.67	2.08	173,303	48.75	2.95	188,101	51.59	4.34

Total deposits	$351,077	100.00%	1.45%	$355,490	100.00%	1.97%	$364,630	100.00%	2.96%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2010 (In Thousands):

Maturity Period:
Three months or less	$16,733
Three through six months	7,881
Six through twelve months	20,531
Over twelve months	6,550

Total	$51,695

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans, and all of the Bank’s stock in the FHLB of Boston. At March 31, 2010, the Bank had advances outstanding from the FHLB of Boston of $143.5 million and unused borrowing capacity, based on available collateral, of approximately $62.9 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund, the Federal Reserve Bank, and a line of credit with a correspondent bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term FHLB of Boston borrowings under a line of credit, at the dates and for the periods indicated:

	At or for the
	Years Ended March 31,
	2010	2009	2008
	(Dollars in Thousands)
Amounts outstanding at end of period	$143,469	$144,583	$156,691
Weighted average rate at end of period	3.98%	4.52%	4.57%
Maximum amount of borrowings outstanding at any month end	$161,509	$156,682	$161,700
Approximate average amounts outstanding at any month end	$146,210	$147,117	$140,925
Approximate weighted average rate during the year	4.43%	4.59%	4.97%
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
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rates on the Trust I Debentures and trust preferred securities are variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2010, the interest rate was 2.70%.
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
     In April 1998 and July 2003, the Bank established Central Securities Corporation and Central Securities Corporation II, respectively, Massachusetts corporations, as wholly-owned subsidiaries of the Bank for the purpose of engaging exclusively in buying, selling and holding, on their own behalf, securities that may be held directly by the Bank. From time to time these subsidiaries hold securities such as government agency obligations, corporate bonds, mortgage-backed securities, preferred stocks, and trust preferred securities, and qualify under Section 38B of Chapter 63 of the Massachusetts General Laws as Massachusetts securities corporations.
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
     In addition, under the terms of the TARP Capital Purchase program, prior to the earlier of (1) December 5, 2011, or (ii) the date on which all of the Company’s preferred shares held by the U.S. Department of Treasury have been redeemed in full, the Company cannot increase its quarterly cash dividend above $0.18 per common share.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ending March 31, 2010 in this annual report on Form 10-K. We have performed reviews regarding our internal controls over financial reporting during the fiscal year ended March 31, 2010, and we believe that such internal controls are adequate. The Company is currently considered a smaller reporting company with the SEC and will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting for its fiscal year ending March 31, 2011.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts co-operative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2010 totaled $48 thousand.
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
     At March 31, 2010, the Bank’s ratio of Tier 1 capital to average assets was 8.09%, its ratio of Tier 1 capital to risk-weighted assets was 12.49% and its ratio of total risk-based capital to risk-weighted assets was 13.37%.
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
     Investment Activities. Under federal law, all state-chartered FDIC-insured banks have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange or the NASDAQ Global Market and in the shares of an investment company registered under federal law. In addition, the FDIC is authorized to permit institutions that meet all applicable capital requirements to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, under a FDIC-approved divestiture plan, unless such investments were grandfathered by the FDIC. The Bank has received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Massachusetts Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. As of March 31, 2010, the Bank had common stocks, preferred stocks, and money market mutual funds, with a market value of $6.6 million, which were held under such grandfathering authority.
     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006 under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.
     The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.
     Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, with an additional possible extension up to December 31, 2011. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company also opted to participate in the unsecured debt guarantee program.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2010 averaged 1.0 basis points of assessable deposits.
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
     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.2 million less an exemption of $10.7 million (which may be adjusted annually by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $55.2 million, the reserve requirement is 10% (which may be adjusted annually by the Federal Reserve Board between 8% and 14%) of the portion in excess of $55.2 million. The Bank is in compliance with these requirements.
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
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2010 of $8.5 million.
     During February 2009, the FHLB of Boston announced that unprecedented market stresses affected the values of certain securities held in its portfolio, resulting in impairment losses. As a result, the FHLB of Boston had annual net losses for 2008 and 2009. To preserve capital, the FHLB of Boston suspended dividend payments, and it is likely that this suspension of dividends will remain in effect for at least the first six months of 2010.
     For the years ended March 31, 2010, 2009 and 2008, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to approximately $0, $202 thousand and $482 thousand, respectively. Further, there can be no assurance that the impact of economic events, or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
     Regulatory Restructuring Legislation. The Obama Administration proposed, and the House of Representatives and Senate have adopted, legislation that would restructure the regulation of depository institutions and financial services in general. Both the House and Senate bills would merge the Office of Thrift Supervision, which regulates federal thrifts, into the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies would become regulated by the Federal Reserve Board. The bills contain various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. Any final legislation is subject to a House/Senate Conference Committee, which would resolve differences between the two bills, and the signature of the President.
     Enactment of any such legislation would revise the regulatory structure imposed on the Bank and the Company and/or could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation.
Employees
     At March 31, 2010, the Company and the Bank employed 85 full-time and 36 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

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
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one to four-family residential mortgage loans. At March 31, 2010, nonresidential real estate and construction loans totaled $230.7 million, which represented 50.0% of total loans. If we increase the level of our nonresidential real estate and construction loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four-family residential mortgage loans.
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
     The recent negative events in the housing market, including significant and continuing home price reductions coupled with the upward trends in delinquencies and foreclosures, have resulted and will likely continue to result in poor performance of mortgage and construction loans and in significant asset write-downs by many financial institutions. Reduced availability of commercial credit and increasing unemployment further contribute to deteriorating credit performance of commercial and consumer credit, resulting in additional write-downs. Financial market and economic instability have caused financial institutions to severely restrict their lending to customers and each other. This market turmoil and credit tightening has exacerbated commercial and consumer deficiencies, the lack of consumer confidence, market volatility and widespread reduction in general business activity. Financial institutions also have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has and may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. In particular, we may face the following risks in connection with these events:
•	We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	We will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, also our current risk profile will cause us to pay higher premiums.

•	The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect our ability to market our products and services and continue to obtain market share.
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
     The legislation that established the U.S. Treasury’s Troubled Assets Relief Program (“TARP”) was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program (“CPP”) to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Subsequently, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact any of this legislation will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.
     There have been numerous actions undertaken in connection with or following the recent legislation by the Federal Reserve, Congress, U.S. Treasury, the Securities and Exchange Commission and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to

$250,000; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The recent legislation and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
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
Proposed regulatory reform may have a material impact on our operations.
     The Obama administration has proposed, and Congress is considering, comprehensive legislation intended to modernize regulation of the United States financial system. The legislation passed by the House of Representatives contains several provisions that would have a direct impact on our operations. The House legislation would create a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to administering fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. The Senate bill would also establish a consumer protection agency housed in, but independent from, the Federal Reserve Board. Both the House and Senate bills would also merge the Office of Thrift Supervision, which regulates federal thrifts, into the Office of the Comptroller of the Currency, which regulates national banks. As a result, savings and loan holding companies would become regulated by the Federal Reserve Board. Any such legislation may have a substantial impact on our operations. However, because the contents of any final legislation cannot be provided, the specific effects of the legislation cannot be evaluated at this time
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
     Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if it needed to raise capital. As previously reported, the Company’s investments in the perpetual preferred stock of the FNMA and FHLMC were significantly impacted by the September 2008 conservatorship of FNMA and FHLMC, giving control of their management to the Federal Housing Finance Agency and prohibiting FNMA and FHLMC from paying dividends on their existing common and preferred stock. This impairment to the Company’s securities portfolio caused the Company to be “adequately capitalized” under the federal prompt corrective action regulations as of September 30, 2008. On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Treasury as a participant in the TARP Capital Purchase Program, which represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the

Bank met all regulatory requirements to be considered “well capitalized” under the federal prompt corrective action regulations at both March 31, 2009 and March 31, 2010. In the event that the Company needs to raise additional capital in the future, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.
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
     With most of our loans concentrated in the northwestern suburbs of Boston, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Generally, it appears that the local commercial real estate market remains weak, while the local residential real estate has shown some recent signs of improvement. Commercial real estate prices have generally declined by 10% during calendar 2009 compared to a 2% decline during calendar 2008. Residential property values have increased slightly during calendar 2009, compared to a decline of approximately 8% to 9% during calendar 2008. Further declines in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it would dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current shareholders.
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

Future FDIC assessments will reduce our earnings.
     On September 29,, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on September 30, 2009, the Bank paid the first special assessment which totaled $270 thousand). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and amounted to $2.1 million. Any additional emergency special assessment imposed by the FDIC will further reduce the Company’s earnings.
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
     During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2006, 2007, 2008, 2009 and 2010 our interest rate spread was 2.72%, 2.21%, 2.06%, 2.63% and 2.92%, respectively. In addition, the U.S. Federal Reserve has decreased the federal funds target rate from 5.25% in September 2007 to a rate of 0.25% at March 31, 2010. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.
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
     At March 31, 2010, our allowance for loan losses as a percentage of total loans was 0.66%. Regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan centers located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2010, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2010:

			Net Book
			Value at
	Year		March 31, 2010
Office Location	Opened		(In Thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$264

Branch Offices: 175 Broadway Arlington, MA (owned)	1982		106

85 Wilmington Road Burlington, MA (leased)	1978	(a)	27

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		159

137 Pleasant Street Malden, MA (leased)	1975	(b)	27

846 Main Street Melrose, MA (owned)	1994		189

275 Main Street Woburn, MA (owned)	1980		444

198 Lexington Street Woburn, MA (owned)	1974		175

Woburn High School Woburn, MA (leased)	2002	(c)	16

Stand-Alone ATM 94 Highland Avenue Somerville, MA (leased)	2004	(d)	—

Loan Center 401 Highland Avenue Somerville, MA (leased)	2002	(e)	200

Operations Center/Branch Office 270 Mystic Avenue Medford, MA (leased)	2006	(f)	455

(a)	The lease for the Burlington branch expires October 31, 2012 with a five-year renewal option.

(b)	The lease for the Malden branch expires August 31, 2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand-alone ATM expires November 30, 2010 with an option to extend for three three-year terms.

(e)	The lease for the Commercial Loan Center expires May 1, 2015 with two five-year renewal options.

(f)	In March 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The initial rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
     At March 31, 2010, the aggregate net book value of the Bank’s premises and equipment was $2.8 million.

Item 3. Legal Proceedings
     Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. (Removed and Reserved)
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities
     The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2010, there were 1,667,151 shares of the Company’s common stock outstanding and approximately 200 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996; it has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Company’s common stock during each quarter of fiscal 2010 and fiscal 2009 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2010 and fiscal 2009. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock Prices

Fiscal 2010	High	Low
June 30, 2009	$8.00	$4.05
September 30, 2009	9.40	5.60
December 31, 2009	10.80	7.96
March 31, 2010	10.09	8.11

Fiscal 2009	High	Low
June 30, 2008	$21.15	$11.00
September 30, 2008	14.27	8.32
December 31, 2008	31.50	3.04
March 31, 2009	6.80	4.27

Cash Dividends(payable dates)

Fiscal 2010		Amount
May 15, 2009		$0.05
August 21, 2009		0.05
November 20, 2009		0.05
February 19, 2010		0.05

Fiscal 2009		Amount
May 16, 2008		$0.18
August 15, 2008		0.18
November 21, 2008		0.18
February 20, 2009		0.18
     The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2010.

Item 6. Selected Financial Data
     The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report on Form 10-K:

	At or for the Year Ended March 31,
	2010	2009	2008	2007	2006
		(Dollars in Thousands, Except Per Share Data)
Balance Sheet

Total assets	$542,444	$575,827	$571,245	$566,140	$547,275
Total loans	461,510	460,670	474,942	460,542	415,318
Investments available for sale	34,368	35,215	52,960	65,763	97,195
Deposits	339,169	375,074	361,089	388,573	393,413
Total borrowings	154,810	156,938	168,173	137,053	111,290
Total stockholders’ equity	45,113	40,239	38,816	37,702	39,189

Shares outstanding	1,667,151	1,639,951	1,639,951	1,639,951	1,590,951

Statements of Operations

Net interest and dividend income	$17,013	$15,862	$13,596	$14,449	$16,317
Provision for loan losses (reduction of provision)	600	2,125	(70)	80	100
Net (loss) gain from sales and write-downs of investment securities	(465)	(9,796)	645	581	419
Gain on sales of loans	329	111	158	99	208
Other noninterest income	1,547	1,640	1,429	1,314	1,370
Total noninterest expenses	15,146	15,159	13,859	14,856	14,183
Net income (loss)	1,993	(6,205)	1,447	1,020	2,643
Earnings (loss) per common share — diluted	0.92	(4.58)	1.07	0.70	1.83

Selected Ratios

Interest rate spread	2.92%	2.63%	2.06%	2.21%	2.72%
Net yield on interest-earning assets	3.21	2.96	2.51	2.68	3.11
Noninterest expenses to average assets	2.73	2.73	2.49	2.69	2.64
Book equity-to-assets	8.32	6.99	6.79	6.66	7.16
Return on average assets	0.36	(1.12)	0.26	0.18	0.49
Return on average stockholders’ equity	4.66	(16.68)	3.76	2.59	6.78
Dividend payout ratio for common shares	21.74	n/a	67.29	100.00	35.68
Book value per common share	$21.31	$18.76	$23.67	$22.99	$24.64
Tangible book value per common share	$19.97	$17.40	$22.31	$21.63	$23.24

Quarterly Results of Operations (In Thousands, Except Per Share Data)
     The following tables summarize the Company’s operating results on a quarterly basis for the years ended March 31, 2010 and 2009:

	2010
	First	Second	Third	Fourth
Interest and dividend income	$7,188	$7,225	$7,088	$7,037
Interest expense	3,340	3,039	2,711	2,435

Net interest and dividend income	3,848	4,186	4,377	4,602
Provision for loan losses	50	200	100	250
Noninterest income	534	410	379	87
Noninterest expenses	3,922	3,485	3,983	3,756

Income before income taxes	410	911	673	683
Income tax provision (benefit)	112	307	307	(42)

Net income	$298	$604	$366	$725

Earnings per common share — basic	$0.10	$0.31	$0.15	$0.39

Earnings per common share — diluted	$0.10	$0.31	$0.14	$0.37

	2009
	First	Second	Third	Fourth
Interest and dividend income	$7,865	$7,800	$7,418	$7,208
Interest expense	3,940	3,602	3,503	3,384

Net interest and dividend income	3,925	4,198	3,915	3,824
Provision for loan losses	200	900	—	1,025
Noninterest income	428	(9,094)	432	189
Noninterest expenses	3,608	3,606	3,791	4,153

Income (loss) before income taxes (benefit)	545	(9,402)	556	(1,165)
Income tax provision (benefit)	144	64	(3,361)	(108)

Net income (loss)	$401	$(9,466)	$3,917	$(1,057)

Earnings (loss) per common share — basic	$0.29	$(6.80)	$2.76	$(0.86)

Earnings (loss) per common share — diluted	$0.29	$(6.80)	$2.76	$(0.86)

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
     The following is a discussion and analysis of the Company’s results of operations for the last two fiscal years and its financial condition at the end of fiscal years 2010 and 2009. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.
Application of Critical Accounting Policies
     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, fair value of investments, income taxes, impairment of securities, impairment of goodwill, valuation of other real estate owned and valuation of stock options under ASC 718 Compensation — Stock Compensation and other equity based instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.
     Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with ASC 310, and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Loans not individually reviewed for impairment in accordance with ASC 310 are analyzed in accordance with ASC 450. Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
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
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2009 and management determined that no impairment existed as of December 31, 2009.
     Stock-Based Compensation. The Company accounts for stock based compensation pursuant to ASC 718 Compensation-Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.

     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of March 31, 2010, 63,800 shares remained available for issue under the Incentive Plan.
     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2010 and 2009.
Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the U.S. Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. The warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $6.39 per share. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of March 31, 2010. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program, see Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.
Results of Operations
     Overview. Net income available to common shareholders for the year ended March 31, 2010 was $1.4 million, or $0.92 per diluted share, as compared to a net loss available to common shareholders of $6.4 million, or ($4.58) per diluted share, during the year ended March 31, 2009. In addition to the absence of losses of $9.2 million relating to sales and write-downs on Fannie Mae and Freddie Mac preferred stock, items primarily affecting the Company’s earnings for the year ended March 31, 2010 when compared to the year ended March 31, 2009 were: (1) an increase in net interest income of $1.2 million; (2) a decrease in the provision for loan losses of $1.5 million; (3) a net loss in sales and write-downs on other securities of $269 thousand during the year ended March 31, 2010 compared to $402 thousand during the year ended March 31, 2009, and (4) a decrease in noninterest expenses of $13 thousand. Additionally, for the years ended March 31, 2010 and 2009, net income was reduced by $613 thousand and $198 thousand, respectively, as a result of dividends and accretion allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Net interest and dividend income increased by $1.2 million during fiscal 2010 as compared to fiscal 2009 primarily due to a $2.9 million decline in interest expense, offset by a $1.7 million decline in interest income.
     The provision for loan losses decreased by $1.5 million during fiscal 2010 as compared to fiscal 2009. The decline was primarily associated with additional provisions required for one large customer relationship in 2009.

     Losses on the sales and write-downs on FNMA and FHLMC preferred stock during fiscal 2009 totaled $9.4 million compared to losses on the sales and write-downs on FNMA and FHLMC preferred stock of $196 thousand during fiscal 2010. The reduction of such losses in fiscal 2010 along with an increase in gains on the sales of loans resulted in an improvement in noninterest income.
     Noninterest expenses decreased by $13 thousand during fiscal 2010 when compared to fiscal 2009 primarily due to decreases in foreclosure and collection, advertising and marketing, professional fees, and occupancy and equipment expenses, offset by a $1 million increase in deposit insurance premium expense.
     The Company recognized an income tax expense of $685 thousand during fiscal 2010, compared to a $3.3 million income tax benefit in fiscal 2009, which included a $3.5 million tax benefit related to the Fannie Mae and Freddie Mac impairment write-downs. The increase in 2010 income tax expense also resulted from the Company’s increased net income of $1.4 million compared to a net loss of $6.4 million in 2009.
     Net Interest Rate Spread and Net Interest Margin. The Company’s and the Bank’s operating results are significantly affected by the net interest rate spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The net interest rate spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The net interest margin reflects the relationship of net interest income to interest earning assets and it is calculated by dividing net interest income before the provision for loan losses by average interest earning assets. The net interest spread and net interest margin improved from 2.63% and 2.96%, respectively, for the fiscal year ended March 31, 2009 to 2.92% and 3.21%, respectively, for the fiscal year ended March 31, 2010 due to several factors. The cost of funds decreased by 56 basis points during fiscal 2010 mainly due to decreases in the average rates paid on deposits resulting from aggressive liability management as some maturing certificates of deposit were either not renewed or were replaced with lower cost deposits or FHLB borrowings. During the fiscal year ended March 31, 2010, the yield on interest-earning assets declined by 27 basis points primarily due to a 218 basis point reduction in interest income on investments securities. The reduced yield on investments during the fiscal year ended March 31, 2010 was primarily due to the combined effect of: (1) the elimination of dividends on certain preferred stock investments, (2) a reduction of $202 thousand in FHLB stock dividends as the FHLB of Boston gradually reduced its dividend rate during fiscal years 2008 and 2009 and then announced the elimination of its dividend entirely in February 2009; and (3) a shift in the investment mix as maturing higher-yielding corporate debt and agency bonds were either reinvested in lower-yielding mortgage-backed securities or they were not reinvested at all. The average balance of short-term investments decreased from $25.8 million during the fiscal year ended March 31, 2009 to $20.5 million during the fiscal year ended March 31, 2010, resulting in interest income on these investments declining by $100 thousand. This decline was primarily due to recessionary economic conditions which resulted in the Federal Reserve’s lowering of the fed funds to a target range of 225 to 0 basis points during the fiscal year ended March 31, 2009. The fed funds target rate range of 25 to 0 basis points has remained in effect throughout fiscal 2010. This decrease in the fed funds target rate had a corresponding effect on the interest earned on the Company’s short-term investments which is closely tied to the target fed funds rate.

     The following table presents average balances, interest income and expense and yields earned or rates paid on interest-earning assets and interest-bearing liabilities for the years indicated. Note that average loans include non-performing loans.

	Years Ended March 31,
	2010			2009
			Average/			Average/
	Average		Yield	Average		Yield
	Balance	Interest	Cost	Balance	Interest	Cost
			(Dollars in Thousands)
Assets:
Interest-earning assets:
Mortgage loans	$458,214	$26,694	5.83%	$455,782	$27,141	5.95%
Other loans	5,560	320	5.76	8,507	533	6.28

Total loans	463,774	27,014	5.82	464,289	27,674	5.96

Short-term investments	20,504	50	0.24	25,812	150	0.58
Investment securities	45,185	1,473	3.26	45,374	2,467	5.44

Total investments	65,689	1,523	2.32	71,186	2,617	3.68

Total interest-earnings assets	529,463	28,537	5.39	535,475	30,291	5.66

Allowance for loan losses	(2,962)			(4,066)
Noninterest-earning assets	28,537			23,331

Total assets	$555,038			$554,740

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$308,830	4,468	1.45	$316,683	6,984	2.21
Other borrowings	11,892	578	4.86	12,126	689	5.68
Advances from FHLB of Boston	146,210	6,478	4.43	147,108	6,756	4.59

Total interest-bearing liabilities	466,932	11,524	2.47	475,917	14,429	3.03

Noninterest-bearing deposits	42,247			38,807
Other liabilities	3,056			2,818

Total liabilities	512,235			517,542
Stockholders’ equity	42,803			37,198

Total liabilities and stockholders’ equity	$555,038			$554,740

Net interest and dividend income		$17,013			$15,862

Interest rate spread			2.92%			2.63%

Net yield on interest-earning assets			3.21%			2.96%

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

	2010 vs. 2009			2009 vs. 2008
		Changes due to			Changes due to
	Increase (decrease) in:			Increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
			(In Thousands)
Interest income:
Mortgage loans	$136	$(583)	$(447)	$361	$(432)	$(71)
Other loans	(173)	(40)	(213)	(238)	(108)	(346)

Total income from loans	(37)	(623)	(660)	123	(540)	(417)
Short-term investments	(26)	(74)	(100)	312	(585)	(273)
Investment securities	(10)	(984)	(994)	(1,313)	211	(1,102)

Total income from investments	(36)	(1,058)	(1,094)	(1,001)	(374)	(1,375)

Total interest and dividend income	(73)	(1,681)	(1,754)	(878)	(914)	(1,792)

Interest expense:
Deposits	(170)	(2,346)	(2,516)	(324)	(3,425)	(3,749)
Other borrowings – including short-term advances from FHLB	(13)	(98)	(111)	19	(168)	(149)
Long-term advance – FHLB of Boston	(41)	(237)	(278)	386	(546)	(160)

Total interest expense	(224)	(2,681)	(2,905)	81	(4,139)	(4,058)

Net interest and dividend income	$151	$1,000	$1,151	$(959)	$3,225	$2,266

     Interest and Dividend Income. Interest and dividend income decreased by $1.8 million, or 5.8%, to $28.5 million for the year ended March 31, 2010 compared to $30.3 million for the year ended March 31, 2009 primarily due to decreases in the average yield on investments and loans, partially offset by increased average loan balances. The average balance of loans increased primarily due to increases in the average balances of residential real estate loans partially offset by decreases in the average balances for commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of investment securities decreased as maturities and principal repayments were used to fund loan growth, deposit withdrawals and repayment of borrowings. The yield on short-term investments was 0.24% during the year ended March 31, 2010 as compared to 0.58% for the year ended March 31, 2009 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 0.25% during the year ended March 31, 2010, and ranged from 225 to 0 basis points during the year ended March 31, 2009.
     Interest Expense. Interest expense decreased by $2.9 million, or 20.1%, to $11.5 million for the year ended March 31, 2010 compared to $14.4 million for the year ended March 31, 2009. The cost of deposits decreased by 76 basis points from 2.21% during the year ended March 31, 2009 to 1.45% during the year ended March 31, 2010, as some high-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $173.3 million during the year ended March 31, 2009, compared to $149.8 million for the year ended March 31, 2010, a decline of $23.5 million. The average balance of lower-costing non-maturity deposits increased by $19.1 million to $201.3 million for the year ended March 31, 2010, as compared to an average balance of $182.2 million for the year ended March 31, 2009. The average balance of FHLB of Boston borrowings decreased by $900 thousand, from $147.1 million during the year ended March 31, 2009 to $146.2 million during the year ended March 31, 2010. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid during the year ended March 31, 2010 was 4.86%, compared to an average rate of 5.68% during the year ended March 31, 2009.

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the years ended March 31, 2010 and 2009, management analyzed required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, the Company recorded a provision of $600 thousand for the year ended March 31, 2010 compared to a provision for loan losses of $2.1 million during the year ended March 31, 2009.
     Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At March 31, 2010, nonperforming loans totaled $6.2 million as compared to $4.8 million on March 31, 2009. Of the eleven loans constituting this category at March 31, 2010, all are secured by real estate collateral that is predominantly located in the Bank’s market area. Ten of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income (Loss). Noninterest income increased by $9.5 million from $(8.0) million for the year ended March 31, 2009 to $1.4 million for the year ended March 31, 2010. As previously mentioned, the Company recorded a $9.4 million impairment on Fannie Mae and Freddie Mac preferred stock during the quarter ended September 30, 2008. Additionally, net loss on the sales or write-downs on other securities totaled $402 thousand during the year ended March 31, 2009 compared to $269 thousand during the year ended March 31, 2010. Gains on the sale of loans increased from $111 thousand during the year ended March 31, 2009 to $329 thousand during the year ended March 31, 2010 due to increased loan origination and sale activity during fiscal 2010. Other noninterest income decreased by $101 thousand during the year ended March 31, 2010 primarily due to a $138 thousand loss on the sale of OREO property. Income on bank-owned life insurance policies purchased during fiscal 2008 totaled $309 thousand during the year ended March 31, 2009 compared to $300 thousand during the year ended March 31, 2010.
     Noninterest Expenses. Noninterest expenses decreased by $13 thousand, or 0.1%, to $15.1 million during the year ended March 31, 2010 as compared to $15.2 million during the year ended March 31, 2009. This decrease is due to decreases in salaries and benefits of $297 thousand, marketing costs of $253 thousand, other expenses of $365 thousand, occupancy and equipment costs of $141 thousand, and professional fees of $30 thousand, offset by increases in FDIC insurance premiums of $1.0 million and data processing costs of $52 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits decreased by $297 thousand, or 3.6%, to $8.0 million during the year ended March 31, 2010 as compared $8.3 million during the year ended March 31, 2009 primarily due to fewer full-time equivalent employees due to a temporary reduction in loan area personnel, a reduction in employee stock option plan compensation expenses, and the receipt of a benefits-related legal settlement.
     FDIC insurance premiums increased by $1.0 million to $1.2 million during the year ended March 31, 2010 compared to $130 thousand during the year ended March 31, 2009. This increase was primarily related to an increase in deposit insurance premium assessments.

     Advertising and marketing expenses decreased by $253 thousand to $163 thousand during the year ended March 31, 2010 as compared to $416 thousand during the year ended March 31, 2009 as management strategically decided to decrease these expenses during 2010.
     Office occupancy and equipment expenses decreased by $141 thousand, or 6.1%, to $2.2 million during the year ended March 31, 2010 as compared $2.3 million during the year ended March 31, 2009 primarily due to decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, decreases on certain utility costs, as well as decreases in other maintenance and repair costs partially offset by increases in computer maintenance costs and security related expenses.
     Data processing costs increased by $52 thousand, or 6.5%, to $854 thousand during the year ended March 31, 2010 as compared to $802 thousand during the year ended March 31, 2009 due to the increase in certain processing costs.
     Income Taxes. The effective income tax rates for the years ended March 31, 2010 were 25.6% and (34.5)%, respectively. The effective income tax rate for fiscal 2010 was affected by a $271 thousand reduction in state income taxes associated with the Bank’s sale of an investment security previously held by a subsidiary. The investment security was transferred to the Bank prior to the sale of the investment, which occurred during the fourth quarter of fiscal 2010. Regarding fiscal 2009, the Company recognized during the quarter ended December 31, 2008, a tax benefit of approximately $3.5 million as a result of Fannie Mae and Freddie Mac impairment charges recorded during the quarter ended September 30, 2008, as previously mentioned.
Comparison of Financial Condition at March 31, 2010 and March 31, 2009
     Total assets were $542.4 million at March 31, 2010 compared to $575.8 million at March 31, 2009, representing a decrease of $33.4 million, or 5.8%. Total loans (excluding loans held for sale) were $461.5 million at March 31, 2010, compared to $460.7 million at March 31, 2009, representing an increase of $840 thousand, or 0.2%. This increase was primarily due to increases in residential and home equity loans of $33.7 million and $1.3 million, respectively, substantially offset by decreases in construction and commercial real estate loans of $33.0 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans increased from $185.8 million at March 31, 2009 to $220.8 million at March 31, 2010 due to management’s increased emphasis on these types of lending. Commercial and industrial loans decreased from $5.1 million at March 31, 2009 to $4.1 million at March 31, 2010.
     The allowance for loan losses totaled $3.0 million at March 31, 2010 compared to $3.2 million at March 31, 2009, representing a net decrease of $153 thousand, or 4.8%. This net decrease was primarily due to decreases of $753 thousand related to charge-offs on twelve loans, and increases in the provision for loan losses of $600 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Of the $773 thousand in charge-offs, $21 thousand was related to a mixed-use condominium loan which was written down to fair value less estimated selling costs, $115 thousand was related to the partial charge-off of a hotel loan, $125 thousand resulted from the partial charge-off of a commercial real estate loan secured by residential apartments, $89 thousand resulted from the partial charge-off of a residential property which secured a residential real estate loan, and $34 thousand resulted from the charge-off of two commercial and industrial loans. The remaining $369 thousand of charge-offs related to six impaired residential loans and other consumer loans. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both March 31, 2010 and March 31, 2009. See “—Provision for Loan Losses”.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the year ended March 31, 2010 should be retained, rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.

     Cash and cash equivalents totaled $16.5 million at March 31, 2010 compared to $42.4 million at March 31, 2009, representing a decrease of $25.9 million, or 61.0%, due to a $25.1 million decrease in short-term investments. Management utilized excess cash and short-term investments to fund certain maturing high-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin. Investment securities totaled $44.5 million at March 31, 2010 compared to $45.3 million at March 31, 2009, representing a decrease of $847 thousand, or 1.9%. The decrease in investment securities is primarily due to the repayment of $14.2 million in principal on mortgage-back securities, partially offset by the purchase of $11.0 million in mortgage-backed securities during the year ended March 31, 2010 and a net increase of $2.4 million in the market value of available for sale securities. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at both March 31, 2010 and March 31, 2009.
     Banking premises and equipment, net, totaled $2.8 million at March 31, 2010 compared to $3.3 million at March 31, 2009, primarily reflecting the amortization of leasehold improvements and depreciation for the period.
     Other real estate owned totaled $60 thousand at March 31, 2010, compared to $3.0 million at March 31, 2009, a net decrease of $2.9 million. This decrease is primarily due to the sale of two residential properties and one commercial condominium property during fiscal 2010. At March 31, 2010, this category consists of one property recorded at fair market value less estimated selling costs.
     Deferred tax asset totaled $4.7 million at March 31, 2010 compared to $7.6 million at March 31, 2009. The decrease in the deferred tax asset is primarily the result of the fourth quarter of fiscal 2010 sale of certain Fannie Mae preferred stocks which were written-down in fiscal 2009.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.7 million at March 31, 2010 as compared to $6.4 million as of March 31, 2009.
     Total deposits amounted to $339.2 million at March 31, 2010 compared to $375.1 million at March 31, 2009, representing a decrease of $35.9 million, or 9.6%. The decrease was a result of the combined effect of a $45.1 million, or 25.1%, decrease in certificates of deposit, which included $4.6 million of short-term municipal deposits, partially offset by a $9.2 million, or 4.7%, increase in core deposits (consisting of all non-certificate accounts). Management utilized excess cash and short-term investments to fund certain maturing high-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
     Federal Home Loan Bank advances amounted to $143.5 million at March 31, 2010 compared to $144.6 million at March 31, 2009, representing a decrease of $1.1 million, or 0.8%. During fiscal 2010, maturities of approximately $27.0 million were strategically renewed at favorable rates to reduce the cost of these borrowings to an average of 4.86% from 5.68%.
     The net increase in stockholders’ equity from $40.2 million at March 31, 2009 to $45.1 million at March 31, 2010 is primarily the result of a $3.0 million decrease in accumulated other comprehensive loss resulting from net increases in the market values of available for sale securities, net income of $2.0 million, and $689 thousand related to the allocation of Company common stock to participants in the ESOP.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s principal sources of liquidity are customer deposits, short-term investments, repayments of loans, FHLB of Boston advances, maturities and repayments of various other investments. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases and funds from operations. In addition, the Company has access to the capital markets to raise additional equity. On December 5, 2008, the Company sold $10.0 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of

Treasury under the TARP Capital Purchase Program See “—Troubled Asset Relief Program Capital Purchase Program” above.
     During fiscal year 2010, the Bank decreased deposits by $35.9 million, or 9.6%. Differences in deposit levels are primarily the result of management’s decision to focus at various times on the use of deposits to fund growth while at other times to instead utilize FHLB of Boston advances. These decisions are based on the relative interest rates of the various sources of funds at any particular time. Core deposits, consisting of noninterest-bearing demand deposits, saving accounts, NOW accounts and money market accounts, represented approximately 60% of the Bank’s total deposits in fiscal 2005, but declined to under 44% at March 31, 2006 and 2007, as depositors funds moved from money market and other core accounts to certificate accounts, to a great extent as a result of certificate of deposit promotions. Money market deposits had been the fastest growing component of core deposits but, as a result of the increase in the rates paid on all deposits by both the Bank and its competitors as shorter term interest rates increased, there was a shift out of the money market accounts, as well as regular savings and NOW accounts into higher rate certificates. Core to total deposit ratios increased to 52.1% at March 31, 2009 and to 60.3% at March 31, 2010 as management strategically replaced maturing CDs with low-cost deposits and FHLB borrowings. Total deposits were $339.2 million at March 31, 2010, which included core deposits of $204.6 million.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment. On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and was paid on September 30, 2009. Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and will be amortized monthly over the three year period. This prepaid deposit premium is carried on the consolidated balance sheet in the other assets category.
     At March 31, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $23.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2010, the Company believes it has sufficient funds available to meet its current loan commitments.
     The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At March 31, 2010 and 2009, the Bank had outstanding FHLB of Boston advances of $143.5 and $144.6 million, respectively. At March 31, 2010, the Bank had approximately $62.9 million in unused borrowing capacity at the FHLB of Boston.
     The Bank also may obtain funds from the Federal Reserve Bank of Boston, the Co-operative Central Bank Reserve Fund and through a retail CD brokerage agreement with a major brokerage firm. The Bank views these borrowing facilities as secondary sources of liquidity and has had no immediate need to use them.
Commitments, Contingencies and Off-Balance Sheet Risk
     In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in its consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
     For the year ended March 31, 2010, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2010, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $23.8 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
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
     Management believes that, at March 31, 2010, the Company and Bank have adequate sources of liquidity to fund these commitments.
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
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to the federal prompt corrective action regulations. These regulations establish a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the federal prompt corrective action regulations, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2010, the minimum total risk-based capital ratio required to be well-capitalized was 10.00%. The Company’s and the Bank’s total risk-based capital ratios at March 31, 2010 were 15.12% and 13.37%, respectively.
     To complement the risk-based standards, the FDIC has also adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3.00% for the most highly rated banks and 4.00% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 9.22% and 8.09%, respectively, at March 31, 2010.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The Company’s earnings are largely dependent on its net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to reduce its exposure to changes in interest rates, or market risk, through active monitoring and management of its interest-rate risk exposure. The policies and procedures for managing both on- and off-balance sheet activities are established by the Bank’s asset/liability management committee (“ALCO”). The Board of Directors reviews and approves the ALCO policy annually and monitors related activities on an ongoing basis.
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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from the use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 50 basis points downward for fiscal 2010, and 300 basis points upward and 100 basis points downward for fiscal year 2009. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%. Management’s decision to utilize different rate shift scenarios at March 31, 2010 as compared to those used at March 31, 2009, is based on the overall lower interest rate environment that existed at March 31, 2010 when compared to March 31, 2009.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	At March 31,
	2010		2009
	Amount	% Change	Amount	% Change
	(Dollars in Thousands)
300 basis point increase in rates	$(1,631)	(9.00)%	$(1,006)	(6.16)%
50 basis point decrease in rates	(131)	(0.72)%	(155)	(0.95)
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances.

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,
	2010	2009
ASSETS
Cash and due from banks	$4,328	$5,099
Short-term investments	12,208	37,323

Cash and cash equivalents	16,536	42,422

Investment securities available for sale (Note 2)	34,368	35,215
Stock in Federal Home Loan Bank of Boston, at cost (Notes 2 and 8)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost (Note 2)	1,576	1,576

Total investments	44,462	45,309

Loans held for sale (Note 1)	392	3,208

Loans (Note 3)	461,510	460,670
Less allowance for loan losses (Note 4)	(3,038)	(3,191)

Loans, net	458,472	457,479

Accrued interest receivable	1,896	1,859
Banking premises and equipment, net (Note 5)	2,759	3,323
Deferred tax asset, net (Note 9)	4,681	7,585
Other real estate owned (Note 6)	60	2,986
Goodwill, net (Note 1)	2,232	2,232
Bank owned life insurance (Note 1)	6,686	6,391
Other assets	4,268	3,033

Total assets	$542,444	$575,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 7)	$339,169	$375,074
Short-term borrowings	—	1,014
Federal Home Loan Bank advances (Notes 2 and 8)	143,469	144,583
Subordinated debentures (Note 1)	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,649	1,532
Accrued expenses and other liabilities	1,703	2,044

Total liabilities	497,331	535,588

Commitments and Contingencies (Notes 9, 10 and 13)
Stockholders’ equity (Note 11):
Preferred stock — Series A Fixed Rate Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2010 and 2009, with a liquidation preference and redemption value of $10,063,889 at March 31, 2010 and 2009	9,589	9,476
Common stock $1.00 par value; 15,000,000 shares authorized; 1,667,151 and 1,639,951 shares issued and outstanding at March 31, 2010 and 2009, respectively	1,667	1,640
Additional paid-in capital	4,291	4,371
Retained income	34,482	33,393
Accumulated other comprehensive income (loss) (Notes 1, 2 and 12)	810	(2,226)
Unearned compensation — Employee Stock Ownership Plan (Note 12)	(5,726)	(6,415)

Total stockholders’ equity	45,113	40,239

Total liabilities and stockholders’ equity	$542,444	$575,827

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Share And Per Share Data)

	Years Ended March 31,
	2010	2009
Interest and dividend income:
Mortgage loans	$26,694	$27,141
Other loans	320	533
Short-term investments	50	150
Investments	1,473	2,467

Total interest and dividend income	28,537	30,291

Interest expense:
Deposits	4,468	6,984
Advances from Federal Home Loan Bank of Boston	6,478	6,756
Other borrowings	578	689

Total interest expense	11,524	14,429

Net interest and dividend income	17,013	15,862
Provision for loan losses (Note 4)	600	2,125

Net interest and dividend income after provision for loan losses	16,413	13,737

Noninterest income:
Deposit service charges	985	981
Net loss from sales and write-downs of Fannie Mae and Freddie Mac securities (Note 2)	(196)	(9,394)
Net loss from sales and write-downs of investment securities other than Fannie Mae and Freddie Mac (Note 2)	(269)	(402)
Net gains on sales of loans	329	111
Bank-owned life insurance income	300	309
Brokerage income	137	151
Other income	125	199

Total noninterest income (loss)	1,411	(8,045)

Noninterest expenses:
Salaries and employee benefits (Note 12)	7,991	8,288
Occupancy and equipment (Note 5)	2,184	2,325
Data processing fees	854	802
Professional fees (Note 13)	895	925
FDIC deposit premiums	1,151	130
Advertising and marketing	163	416
Other expenses (Note 1)	1,908	2,273

Total noninterest expenses	15,146	15,159

Income (loss) before income taxes (benefit)	2,678	(9,467)
Provision (benefit) for income taxes (Note 1)	685	(3,262)

Net income (loss)	$1,993	$(6,205)

Net income (loss) available to common stockholders	$1,380	$(6,403)

Earnings (loss) per common share (Note 1)
Basic	$0.95	$(4.58)

Diluted	$0.92	$(4.58)

Weighted average common shares outstanding — basic	1,457,232	1,398,175
Weighted average common and equivalent shares outstanding — diluted	1,499,912	1,398,175
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In Thousands, except per share data)

	Number of
	Shares of						Accumulated
	Series A	Series A	Number of		Additional		Other	Unearned	Total
	Preferred	Preferred	Shares of	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
	Stock	Stock	Common Stock	Stock	Capital	Income	Income (Loss)	ESOP	Equity
Balance at March 31, 2008	—	$—	1,639,951	$1,640	$3,690	$40,825	$(236)	$(7,103)	$38,816
Net loss	—	—	—	—	—		—	—	(6,205)
Other comprehensive loss, net of $1.3 million tax benefit:
Unrealized loss on securities, net of reclassification adjustment (Note 2)	—	—	—	—	—	—	(1,990)	—	(1,990)

Comprehensive loss									(8,195)

Dividends paid to common shareholders ($0.72 per share)	—	—	—	—	—	(1,030)	—	—	(1,030)
Issuance of preferred stock and warrants, net of $30 issuance costs	10,000	9,376	—	—	594	—	—	—	9,970
Preferred stock accretion of discount and issuance costs	—	36	—	—	—	(36)	—	—	—
Dividends accrued/paid on preferred stock	—	64	—	—	—	(161)	—	—	(97)
Stock-based compensation (Note 1)	—	—	—	—	322	—	—	—	322
Amortization of unearned compensation — ESOP	—	—	—	—	(235)	—	—	688	453

Balance at March 31, 2009	10,000	9,476	1,639,951	1,640	4,371	33,393	(2,226)	(6,415)	40,239

Net income	—	—	—	—	—	1,993	—	—	1,993
Other comprehensive income, net of taxes of $2.0 million:
Unrealized gain on post retirement benefits, net of taxes of $17 thousand	—	—	—	—	—	—	24	—	24
Unrealized gain on securities, net of reclassification adjustment (Note 2) and taxes of $2.0 million	—	—	—	—	—	—	3,012	—	3,012

Comprehensive income									5,029

Dividends paid to common stockholder ($0.20 per share)	—	—	—	—	—	(291)	—	—	(291)
Preferred stock accretion of discount and issuance costs	—	113	—	—	—	(113)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(500)	—	—	(500)
Grant of restricted common stock	—	—	30,000	30	(30)	—	—	—	—
Forfeiture of restricted common stock	—	—	(2,800)	(3)	3	—	—	—	—
Stock-based compensation (Note 1)	—	—	—	—	321	—	—	—	321
Amortization of unearned compensation — ESOP	—	—	—	—	(374)	—	—	689	315

Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)
(In Thousands)
     The Company’s other comprehensive income (loss) and related tax effect for the years ended March 31, 2010 and 2009 are as follows:

	Before Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
Year ending March 31, 2010
Unrealized gain on post-retirement benefits	$41	$17	$24
Unrealized gains on securities:
Unrealized net holding gains during period	4,553	1,816	2,737
Less: reclassification adjustment for net losses included in net income	(465)	(190)	(275)

Other comprehensive income	$5,059	$2,023	$3,036

	Before-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
Year ending March 31, 2009
Unrealized gain on post-retirement benefits	$115	$115	$—
Unrealized losses on securities:
Unrealized net holding losses during period	(13,163)	(4,752)	(8,411)
Less: reclassification adjustment for net losses included in net income	(9,796)	(3,375)	(6,421)

Other comprehensive loss	$(3,252)	$(1,262)	$(1,990)

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,993	$(6,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	773	905
Amortization of premiums	369	58
Provision for loan losses	600	2,125
Stock-based compensation and amortization of unearned compensation — ESOP	636	775
Decrease (increase) in deferred tax asset	896	(3,650)
Net losses from sales and write-downs of investment securities	465	9,796
Bank-owned life insurance income	(300)	(309)
Gains on sales of loans held for sale	(329)	(111)
Originations of loans held for sale	(36,052)	(13,909)
Proceeds from the sale of loans originated for sale	39,197	11,007
Loss (gain) on sale of other real estate	60	(27)
Gain on sale of equipment	(5)	—
(Increase) decrease in accrued interest receivable	(37)	122
Increase in other assets, net	(1,230)	(912)
Increase in advance payments by borrowers for taxes and insurance	117	224
(Increase) decrease in accrued expenses and other liabilities, net	(317)	185

Net cash provided by operating activities	6,836	74

Cash flows from investing activities:
Loan (originations) principal collections, net	(1,670)	8,488
Principal payments on mortgage-backed securities	14,225	5,510
Purchases of investment securities	(11,026)	(13,108)
Proceeds from sales of investment securities	335	3,621
Maturities and calls of investment securities	1,500	8,500
Purchases of banking premises and equipment	(214)	(259)
Net expenditures on foreclosed real estate	16	60
Proceeds from sale of equipment	10	—
Proceeds from sales of OREO	2,926	218

Net cash provided by investing activities	6,102	13,030

Cash flows from financing activities:
Net (decrease) increase in deposits	(35,905)	13,985
Proceeds from advances from FHLB of Boston	26,000	—
Repayment of advances from FHLB of Boston	(27,114)	(12,108)
(Repayments) net proceeds (of) from short-term borrowings	(1,014)	873
Cash dividends, paid	(791)	(1,127)
Issuance of Series A preferred stock and warrants	—	9,970

Net cash (used in) provided by financing activities	(38,824)	11,593

Net (decrease) increase in cash and cash equivalents	(25,886)	24,697
Cash and cash equivalents at beginning of year	42,422	17,725

Cash and cash equivalents at end of year	$16,536	$42,422

Cash paid (received) during the period for:
Interest	$11,610	$14,468
Income taxes	(813)	935
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$77	$3,237
Accretion of Series A preferred stock discount and issuance costs	113	36
See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2010
Note 1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”), as well as the wholly owned subsidiaries of the Bank, Central Securities Corporation, Central Securities Corporation II, Metro Real Estate Holdings, LLC.
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
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Subordinated Debentures).

     The following is a summary of the significant accounting policies adopted by the Company and the Bank:
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.
     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such required reserves are calculated based upon deposit levels and amounted to approximately $2.7 million at March 31, 2010.
     Fair Value of Investments
     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At March 31, 2010 and 2009, all of the Bank’s investment securities were classified as available for sale.
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
     The Company’s investments in the Federal Home Loan Bank of Boston and the Co-operative Central Bank Reserve Fund are accounted for at cost. Such investments are reviewed for impairment when impairment indications are present. Factors considered in determining impairment include a current financial analysis of the issuer and an assessment of future financial performance.
     Loans
     Loans are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Market value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. Loans held for sale are sold on a servicing released basis. As of March 31, 2010 and 2009, the aggregate cost of loans held for sale approximated fair value.
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2010 and 2009, net deferred loan fees balances of $88 thousand and $26 thousand, respectively, were included with the related loan balances for financial presentation purposes.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling costs, or the recorded amount of the loan. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectibility of the loan’s principal is remote. Management considers nonaccrual loans, except for non-accrual consumer loans, to be impaired. However, troubled debt restructurings are also considered to be impaired. Troubled debt restructurings are accounted for as set forth in ASC 310 Receivables (“ASC 310”).
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
     The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Management analyzed required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. During fiscal 2009, a $2.1 million provision was recorded which was comprised of $1.6 million related to one customer relationship, and $525 thousand related to management’s evaluation of various loss evaluation factors. Certain loan loss factor ratios were increased during the fourth quarter of fiscal 2009 primarily due to recessionary economic conditions. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2010.

     Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2010 the interest rate was 2.70%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Capital Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or the Trust, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     Other Real Estate Owned
     Other real estate owned (“OREO”) is recorded at the lower of book value, or fair market value less estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management and asset values are adjusted downward if necessary.
     Accounting for Goodwill and Impairment
     ASC 350 Intangibles – Goodwill and Other (“ASC 350”), addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the topic. In accordance with ASC 350, impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2009 utilizing 2009 average earnings and average book multiples of bank sales transactions, and management determined that no impairment existed. No events have occurred during the three months ending March 31, 2010 which indicate that the impairment test would need to be re-performed.
     Pension Benefits
     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.
     The Bank also maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The Bank recognizes the over funded or under funded status of the plan as an asset or liability in its statement of financial condition and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income (loss) as set forth by ASC 715 Compensation – Retirement Benefits (“ASC 715”).
     Stock-Based Compensation
     The Company accounts for stock based compensation pursuant to ASC 718 Compensation-Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of March 31, 2010, 63,800 shares remained unissued under the Incentive Plan.

     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2010 and 2009.
     The Company granted no stock options or restricted stock in the year ended March 31, 2009. During the fiscal year ended March 31, 2010, 30,000 restricted shares were issued and 2,800 unvested restricted shares were forfeited. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The restricted shares granted in fiscal 2010 vest over two years. Stock-based compensation totaled $321 thousand for the year ended March 31, 2010 and $322 thousand for the year ended March 31, 2009.
     The number of shares and weighted average exercise prices of outstanding stock options at March 31, 2010 and 2009 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2008	68,218	$25.36
Exercised	—	—
Forfeited	—	—
Granted	—	—

Balance at March 31, 2009	68,218	$25.36
Exercised	—	—
Forfeited	(865)	28.99
Expired	(13,745)	20.25

Balance at March 31, 2010	53,608	$26.62

Exercisable at March 31, 2010	49,608	$26.25

     As of March 31, 2010, the Company expects all non-vested stock options to vest over their remaining vesting periods.

     As of March 31, 2010, the unrecognized compensation costs related to options and restricted stock vesting totaled $675 thousand of which $403 thousand will be recognized during fiscal 2011 and $272 thousand will be recognized during fiscal 2012.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2010 are as follows:

Options Outstanding						Options Exercisable
			Weighted					Weighted
			Average					Average
			Remaining					Remaining
	Number		Contractual	Weighted Average	Aggregate			Contractual	Weighted Average
Exercise	of Shares		Life	Exercise	Intrinsic	Number of Shares		Life	Exercise
Price	Outstanding		(Years)	Price	Value (1)	Outstanding		(Years)	Price
$16.625	12,077	(2)	0.7	$16.63	$—	12,077	(2)	0.7	$16.63
28.990	31,531	(2)	4.9	28.99	—	31,531	(2)	4.9	28.99
31.200	10,000	(3)	6.5	31.20	—	6,000	(3)	6.5	31.20

	53,608		4.3	26.62	—	49,608		4.3	26.25

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $9.11 as of March 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 60% vested at March 31, 2010.
     A summary of non-vested restricted stock activity under all Company plans for the year ended March 31, 2010 is as follows:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance at March 31, 2008	39,200	$31.20
Granted	—	—
Vested	(9,800)	31.20
Forfeited	—	—

Balance at March 31, 2009	29,400	31.20
Granted	30,000	8.28
Vested	(9,800)	31.20
Forfeited	(2,800)	31.20

Non-vested at March 31, 2010	46,800	16.51

     Earnings Per Share
     Regarding earnings per share, the Company adheres to guidance as set forth by ASC 360, “Earnings Per Share” (“ASC 360”). Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated shares of common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2010 and 2009, there were approximately 176,000 and 197,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of basic and diluted earnings per share:

	2010	2009
	(Amounts in thousands, except
	per share amounts)
Net income (loss) as reported	$1,993	$(6,205)
Less preferred dividends and accretion	(613)	(198)

Net income (loss) available to common stockholders	$1,380	$(6,403)

Weighted average number of common shares outstanding	1,643	1,640
Weighted average number of unallocated ESOP and unvested restricted shares	(186)	(242)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,457	1,398
Incremental shares from the assumed exercise of dilutive common stock equivalents	43	—

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,500	1,398

Earnings (loss) per share:
Basic	$0.95	$(4.58)

Diluted	$0.92	$(4.58)

     At March 31, 2010 and 2009, respectively, 53,608 and 68,218 stock options were anti-dilutive and were excluded from the above calculation. At March 31, 2009, 234,742 warrants were anti-dilutive and were excluded from the above calculation.
     Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows ASC 325 Investments – Other (“ASC 325”) in accounting for this asset. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carrier prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.7 million at March 31, 2010 and $6.4 million at March 31, 2009.
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

     Recent Accounting Pronouncements
FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) became effective for the Company on April 1, 2009. This Standard is now included in the Codification as part of ASC 820-10 Financial Instruments (“ASC 820-10”). This Standard amended FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company’s non-financial asset within the scope of SFAS 157, goodwill, is reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the fair value measurement is recorded. The Company currently has no non-financial liabilities required to be reported at fair value on a recurring basis. The adoption of ASC 820-10 did not have a material effect on the Company’s financial position or results of operations.
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) became effective for the Company on April 1, 2009. This Standard is now included in the Codification as part of ASC 815-10 Derivatives and Hedging (“ASC 815-10”). The Statement expands disclosure requirements for derivative instruments and hedging activities. The new disclosures address how derivative instruments are used, how derivatives and the related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. In addition, companies are required to disclose the fair values of derivative instruments and their gains and losses in a tabular format. The adoption of ASC 815-10 did not have a material effect on the Company’s financial position or results of operations.
FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”) became effective for the Company on April 1, 2009. This Standard is now included in the Codification as part of ASC 260-10 Earnings Per Share (“ASC 260-10”). The Standard states that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are considered participating securities under EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). As such, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The Company grants restricted shares under a share-based compensation plan that qualifies as participating securities. The adoption of ASC 260-10 did not have a material effect on the Company’s financial position, results of operations, or the computation of earnings per share.
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
On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other- Than-Temporary Impairments (“FSP 115-2”), now included in the Codification as part of ASC 320-10 Investments-Debt and Equity Securities (“ASC 320-10”). This Standard amends the other-than-temporary impairment guidance for debt securities as it modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” ASC 320-10 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses should be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. ASC 320-10 requires the Company to account for prior period impairment losses as a cumulative effect; however, no cumulative effects are necessary as the impairment losses were considered the result of credit deteriorations. These pronouncements were effective for the Company as of April 1, 2009. The adoption of ASC 320-10 did not have a material effect on the Company’s financial position or results of operations.
On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”), now included in the Codification as part of ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”). The Standard identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Standard reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This pronouncement became effective for the Company as of April 1, 2009. The adoption of ASC 820-10 did not have a material effect on the Company’s financial position or results of operations.
In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”), now included in the Codification as part of ASC 855-10 Subsequent Events (“ASC 855-10”). This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement was effective for interim and annual fiscal periods ending after June 15, 2009. The Company has evaluated the effect of the adoption of this standard and has concluded that it has no material effect on the Company’s financial position or results of operations. Management has determined that no subsequent events have occurred which would require accrual or disclosure other than those disclosed in the notes included in this Annual Report on Form 10-K.
In June 2009, the FASB issued SFAS No. 166 (now incorporated into ASC 860-10-65), Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, to improve the reporting for the transfer of financial assets resulting from 1) practices that have developed since the issuance of certain guidance in ASC 860, Transfers and Servicing, that are not consistent with the original intent and key requirements of that guidance and 2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact these may have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167 (now incorporated into ASC 810-10), Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact these may have on its consolidated financial statements.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A replacement of FASB Statement No. 162. The change initiated by this statement is now included in the Codification as FASB ASC 105-10 Generally Accepted Accounting Principles (“ASC 105-10”) and establishes the Financial Accounting Standards Board Accounting Standards Codification (“Codification”) as the source for authoritative principles and standards recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC 105-10 effective for the quarter ended September 30, 2009 and concluded that it did not have a material effect on the Company’s financial position or results of operations.
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
Note 2. Investments (In Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Corporate bonds	$1,752	$—	$—	$1,752
Mortgage-backed securities	24,253	752	(12)	24,993
Trust preferred securities	1,002	43	—	1,045

Total debt securities	27,007	795	(12)	27,790
Preferred Stock	3,394	56	(195)	3,255
Common stock	2,967	508	(152)	3,323

Total	$33,368	$1,359	$(359)	$34,368

	March 31, 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
U.S. Government and agency obligations	$1,500	$3	$—	$1,503
Corporate bonds	1,984	—	(1,283)	701
Mortgage-backed securities	27,813	572	(32)	28,353
Trust preferred securities	1,003	—	(253)	750

Total debt securities	32,300	575	(1,568)	31,307
Preferred Stock	3,775	—	(2,125)	1,650
Common stock	3,158	3	(903)	2,258

Total	$39,233	$578	$(4,596)	$35,215

     Management considers the credit worthiness of the issuer in evaluating its impairment. Impairment write-downs during the fiscal year ended March 31, 2010 were as follows: $81 thousand was recognized on one common stock, $26 thousand was recognized on one Federal National Mortgage Association (“Fannie Mae”) preferred stock, and $234 thousand was recognized on one corporate bond as these three securities were deemed to be other-than-temporarily impaired based on management’s periodic analysis of the investment portfolio. The preferred stock impairment of $26 thousand was a required write-down associated with the partial sale of a certain series of Fannie Mae preferred stock. The transaction for the sold portion occurred during the quarter ended March 31, 2010 and resulted in a loss of $38 thousand. Current other-than-temporary guidance required that the unsold portion of that investment had to be written-down to its market value as of date of the sale transaction. The Company has one corporate bond with a fair value of $1.8 million and no unrealized losses at March 31, 2010. This security matures in December 2017. At March 31, 2010, as part of management’s periodic analysis of the investment portfolio, management determined that this security was impaired based upon a recent credit rating downgrade and the issuer’s negative outlook. The impairment resulted in a $234 thousand write-down which reduced this investment’s book value to equal its market value at March 31, 2010. This corporate bond was sold subsequent to March 31, 2010. The remaining gross unrealized losses in the remaining investment portfolio were also considered to be temporary and primarily due to changes in market conditions and interest rates. These temporarily impaired securities as of March 31, 2010 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position:

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)
Mortgage-backed securities	$—	$—	$570	$(12)
Preferred stock	240	(62)	1,914	(133)
Common stock	129	(10)	992	(142)

Total temporarily impaired securities	$369	$(72)	$3,476	$(287)

     The Company has thirteen government agency mortgage-backed securities in loss positions as of March 31, 2010 which have been in continuous loss positions for a period greater than twelve months. These debt securities have a total fair value of $570 thousand and unrealized losses of $12 thousand as of March 31, 2010. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than-temporarily impaired as of March 31, 2010.
     The Company has five preferred stock securities with a fair value of $2.2 million and unrealized losses of $195 thousand which were temporarily impaired at March 31, 2010. The unrealized losses on the Company’s investment in Fannie Mae and Freddie Mac preferred stock securities decreased to $62 thousand at March 31, 2010, compared to unrealized losses of $472 thousand at March 31, 2009. The preferred stocks in a loss position for greater than twelve months are two securities which had a total loss to book value ratio of 6.6% at March 31, 2010 compared to a loss to book to value ratio of 37.6% at March 31, 2009. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on available information, management has determined that the unrealized losses on the Company’s investment in preferred stock are not other-than-temporary.
     The Company has eleven equity securities with a fair value of $1.1 million and unrealized losses of $152 thousand which were temporarily impaired at March 31, 2010. The total unrealized losses relating to these securities represent 11.9% of book value. This is an improvement when compared to the ratio of unrealized losses to book value of 48.7% at March 31, 2009. Of these eleven securities, nine have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. The Company has determined that the unrealized losses associated with these securities are not indicative of other-than-temporary impairment as of March 31, 2010.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2010 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Due within one year	$—	$—	—%
Due after one year but within five years	5,118	5,260	4.19
Due after five years but within ten years	1,758	1,758	7.00
Due after ten years	20,131	20,772	5.42

Total	$27,007	$27,790

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2010 and 2009 (all classified as available for sale) were as follows:

	2010	2009
	(Dollars in Thousands)
Proceeds from sales, maturities, redemptions	$1,835	$12,121

Gross gains	46	415
Gross losses	(170)	(77)
Other than temporary impairments	(341)	(10,134)

Net realized loss	$(465)	$(9,796)

     Mortgage-backed securities with an amortized cost of $1.8 million and a fair value of $1.9 million at March 31, 2010, were pledged to provide collateral for certain customers. Investment securities carried at $15.9 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $6.7 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.

     As a member of the FHLB of Boston, the Bank was required to invest in stock of the FHLB of Boston in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLB of Boston, whichever was higher. In April 2004, the FHLB of Boston amended its capital structure at which time the Company’s FHLB of Boston stock was converted to Class B stock. Such stock is redeemable at par value five years after filing for redemption or upon termination of membership. The FHLB of Boston may, but is not obligated to, repurchase Class B stock prior to expiration of the five-year redemption notice. Under the current capital structure, the Bank’s stock investment requirement is an amount equal to the sum of 0.35% of certain specified assets (such assets totaled $265.0 million at the time of the change in capital structure) plus 4.5% of the Bank’s advances and certain other specified items. In connection with the adoption of the new capital structure, the Bank was not required to increase its investment in FHLB of Boston stock.
     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.
Note 3. Loans (In Thousands)
     Loans as of March 31, 2010 and 2009 are summarized below:

	2010	2009
Real estate loans:
Residential real estate (1-4 family)	$217,053	$183,327
Commercial real estate	227,938	249,941
Construction	2,722	14,089
Home equity lines of credit	8,817	7,347

Total real estate loans	456,530	454,704
Commercial loans	4,037	4,834
Consumer loans	943	1,132

Total loans	461,510	460,670
Less: allowance for losses	(3,038)	(3,191)

Total loans, net	$458,472	$457,479

     The Bank had eleven loans to eleven borrowers on nonaccrual status totaling $6.2 million as of March 31, 2010 and eight loans to seven borrowers on nonaccrual status totaling $4.8 million as of March 31, 2009. At March 31, 2010 there were 20 impaired, accruing loans totaling $10.6 million. At March 31, 2009, there were no impaired loans other than nonaccrual loans. Impaired loans are evaluated separately and measured utilizing guidance as set forth by ASC 310.
     Loans serviced by the Bank for others amounted to $8.9 million and $9.1 million at March 31, 2010 and 2009, respectively.
     During fiscal 2010, the Bank did not purchase any residential or commercial loans. During fiscal 2009, the Bank purchased no residential loans and participated in $347 thousand of commercial real estate loans.
     The following is a summary of information pertaining to impaired loans for the dates and periods specified (In Thousands):

	At March 31,
	2010	2009
Impaired loans with a valuation allowance	$3,009	$690
Impaired loans without a valuation allowance	13,506	3,335

Total impaired loans	$16,515	$4,025

Specific valuation allowance related to impaired loans	$354	$300

	Year Ended March 31,
	2010	2009
Average recorded investment in impaired loans	$8,175	$8,597
Cash receipts applied to reduce principal balance	1,777	1,228
Interest income recognized for cash payments	386	33
     Impaired loans at March 31, 2010 totaled $16.5 million and were comprised of thirty loans to twenty one borrowers, consisting of sixteen residential and fourteen commercial real estate loans. Impaired loans at March 31, 2009 totaled $4.0 million and were comprised of five loans to four borrowers, consisting of three residential loans, and two commercial real estate loans.
     At March 31, 2010, all nonaccrual loans were considered to be impaired. At March 31, 2009, three nonaccrual residential loans totaling $441 thousand were not considered to be impaired due to their low loan-to-value ratios.
     If the interest on nonaccrual loans had been recognized in accordance with original interest rates, interest income would have increased by $682 thousand for fiscal year 2010 and $588 thousand for fiscal 2009.
     At March 31, 2010 and March 31, 2009 there were no loans that were past due 90 days or more in interest or principal which were still accruing interest. During the fiscal year ended March 31, 2010, there were five residential troubled debt restructurings which totaled $1.1 million. Restructuring charge-offs associated with those residential loans totaled $19 thousand. In addition, during fiscal 2010 there were three commercial troubled debt restructurings which totaled $5.2 million, with associated restructuring losses of $16 thousand. There was one troubled debt restructuring during the year ended March 31, 2009, which was a residential loan with a recorded investment of $184 thousand. The restructuring created a charge-off of $34 thousand resulting in a book balance of $150 thousand at March 31, 2009.
     The following summarizes activity with respect to loans made by the Bank to directors and officers and their related interests for the years ended March 31, 2010 and 2009:

	2010	2009
Balance at beginning of year	$390	$381
New loans	—	42
Repayment of principal	(22)	(33)
Reduction of directors and officers	(63)	—

Balance at end of year	$305	$390

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

Note 4. Allowance for Loan Losses (In Thousands)
     A summary of changes in the allowance for loan losses follows:

	Year Ended March 31,
	2010	2009
Balance at beginning of year	$3,191	$3,613
Provision charged to expense	600	2,125
Less: Amounts charged-off	(773)	(2,559)
Add: Recoveries on accounts previously charged-off	20	12

Balance at end of year	$3,038	$3,191

Note 5. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31, 2010 and 2009 follows:

			Estimated
	2010	2009	Useful Lives
Land	$589	$589
Buildings and improvements	2,362	2,307	50 years
Furniture and fixtures	3,484	3,353	3-5 years
Leasehold improvements	1,561	1,561	5-10 years

	7,996	7,810
Less accumulated depreciation and amortization	(5,237)	(4,487)

Total	$2,759	$3,323

     Depreciation and amortization for the years ended March 31, 2010 and 2009 amounted to $773 thousand and $905 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.
Note 6. Other Real Estate Owned (In Thousands)
     The following summarizes activity with respect to other real estate owned during the year ended March 31, 2010 and 2009.

	2010	2009
Balance at beginning of year	$2,986	$—
Additions	77	3,237
Valuation adjustments	(17)	(60)
Sales	(2,986)	(191)

Balance at end of year	$60	$2,986

     During fiscal 2010, one residential property totaling $77 thousand was acquired through foreclosure. Management’s subsequent review of this property resulted in the recording of a valuation allowance of $17 thousand, which comprised the $60 thousand balance in OREO at March 31, 2010. Also during fiscal 2010, the sales of three properties with book values of approximately $3.0 million were sold for approximately $2.9 million, resulting in loss on the sale of other real estate owned of $60 thousand. During fiscal 2009, four residential properties and one commercial property totaling $3.2 million were acquired through foreclosure or deed in lieu of foreclosure. During fiscal 2009, the sales of two residential properties with book values of $191 thousand were sold for $218 thousand, resulting in gains on the sale of other real estate owned of $27 thousand.

Note 7. Deposits (Dollars in Thousands)
     Deposits at March 31, 2010 and 2009 are summarized as follows:

	2010	2009
Demand deposit accounts	$41,959	$46,259
NOW accounts	29,358	30,976
Passbook and other savings accounts	53,544	50,737
Money market deposit accounts	79,745	67,398

Total non-certificate accounts	204,606	195,370

Term deposit certificates
Certificates of $100,000 and above	51,695	85,497
Certificates less than $100,000	82,868	94,207

Total term deposit certificates	134,563	179,704

Total deposits	$339,169	$375,074

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2010 are as follows:

		Weighted Average
	Amount	Interest Rate
Within 1 year	$112,223	1.41%
Over 1 to 3 years	21,388	1.65
Over 3 years	952	1.96

	$134,563

Note 8. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, follows:

	2010		2009
		Weighted Average		Weighted Average
	Amount	Interest Rate	Amount	Interest Rate
Within 1 year	$26,000	5.37%	$27,000	5.55%
1-2 years	—	—	26,000	5.37
2-3 years	29,469	3.92	—	—
3-4 years	11,000	2.98	29,583	3.92
4-5 years	22,000	2.93	2,000	5.49
Over 5 to 10 years	55,000	3.99	60,000	3.94

	$143,469	3.98%	$144,583	4.52%

     At March 31, 2010, advances totaling $107 million are callable during fiscal 2011 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB of

Boston advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $62.9 million at March 31, 2010.
Note 9. Income Taxes (Dollars in Thousands)
     The components of the provision (benefit) for income taxes for the years indicated are as follows:

	Year Ended March 31,
	2010	2009
Current
Federal	$(176)	$203
State	55	86

Total current (benefit) provision	(121)	289
Deferred provision (benefit)	806	(3,551)

Provision (benefit) for income taxes	$685	$(3,262)

     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Year Ended March 31,
	2010	2009
Statutory Federal Tax Rate	34.0%	(34.0)%
Items affecting Federal Income tax rate
Dividends received deduction	(2.7)	(1.6)
Net state impact of deferred rate change	(10.3)	—
State income taxes – net of federal	6.3	(2.1)
Bank-owned life insurance deduction	(5.4)	(1.1)
Stock compensation	3.1	0.8
Valuation allowance	1.0	3.4
Other	(0.4)	0.1

Effective tax rate	25.6%	(34.5)%

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized at March 31, as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,243	$1,306
Depreciation	966	860
Post-employee retirement benefit accrual	299	221
Write-down of investments securities	2,778	3,888
Unrealized gain on securities, net	—	1,628
Other	333	350

Gross deferred tax asset	5,619	8,253
Less: Valuation allowance	(421)	(387)

Net deferred tax assets	5,198	7,866

Deferred tax liabilities:
Unrealized loss on securities, net	380	—
Deferred loan origination costs	137	281

Gross deferred tax liability	517	281

Net deferred tax assets	$4,681	$7,585

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
     As of March 31, 2010, the Company provided a liability of $198 thousand of unrecognized tax benefits related to various federal and state income tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Unrecognized tax benefits at April 1, 2009	$176
Additions for tax positions related to the current year	35
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(13)

Unrecognized tax benefits at March 31, 2010	$198

     The amount of unrecognized tax benefit that would impact the Company’s effective tax rate, if recognized, is $171 thousand. The difference between the total amount of unrecognized tax benefits and the amount that would impact the effective tax rate is the federal tax benefit of state income tax items. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. In general, the tax years ended March 31, 2007 through March 31, 2010 remain open to examination by federal and state taxing jurisdictions to which the Company is subject. As of April 1, 2009, the Company had accrued interest and penalties of $33 thousand related to uncertain tax positions. As of March 31, 2010, the total amount of accrued interest and penalties is $41 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

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
     Financial instruments with off-balance sheet risks as of March 31, 2010 and 2009 included the following:

	At March 31,
	2010	2009
Unused lines of credit	$16,495	$15,129
Unadvanced portions of construction loans	126	1,439
Unadvanced portions of commercial loans	1,135	1,739
Commitments to originate commercial mortgage loans	—	1,884
Commitments to originate residential mortgage loans	6,077	23,187
Commitments to sell residential mortgage loans	4,024	11,351

Total off-balance sheet commitments	$27,857	$54,729

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
     The Bank is also a party to lease commitments related to premises used to conduct its business. A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending
March 31,
2011	$359
2012	355
2013	342
2014	322
2015	326
Thereafter	333

Total	$2,037

     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for each of the years ended March 31, 2010 and 2009 totaled $352 thousand and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 11. Stockholders’ Equity (Dollars in Thousands, except per share amount)
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2010, the Bank met all capital adequacy requirements to which it is subject.
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

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Company (consolidated)
Total risk-based capital	$53,569	15.12%	$29,769	≥8.00%	N/A	N/A
Tier 1 capital	50,432	14.24	14,166	≥4.00	N/A	N/A
Tier 1 leverage capital	50,432	9.22	21,879	≥4.00	N/A	N/A
Bank
Total risk-based capital	$47,374	13.37%	$35,433	≥8.00%	$28,346	≥10.00%
Tier 1 capital	44,237	12.49	21,250	≥4.00	14,167	≥6.00
Tier 1 leverage capital	44,237	8.09	27,340	≥4.00	21,872	≥5.00

As of March 31, 2009:
Company (consolidated)
Total risk-based capital	$46,180	12.41%	$29,769	≥8.00%	N/A	N/A
Tier 1 capital	42,989	11.56	14,875	≥4.00	N/A	N/A
Tier 1 leverage capital	42,989	7.77	22,130	≥4.00	N/A	N/A
Bank
Total risk-based capital	$39,815	10.69%	$29,796	≥8.00%	$37,245	≥10.00%
Tier 1 capital	36,624	9.84	14,887	≥4.00	22,418	≥6.00
Tier 1 leverage capital	36,624	6.61	22,162	≥4.00	27,810	≥5.00

     The Company and the Bank may not declare or pay cash dividends on their stock if the effect thereof would cause capital to be reduced below regulatory requirements, or if such declaration and payment would otherwise violate regulatory requirements.
     In October 1991, the Company adopted a Shareholder Rights Agreement (“Rights Plan”) entitling each shareholder, other than an “Acquiring Person” or an “Adverse Person” as defined below, to purchase the Company’s stock at a discounted price in the event any person or group of persons exceeded predetermined ownership limitations of the Company’s outstanding common stock (an “Acquiring Person”) and, in certain circumstances, engaged in specific activities deemed adverse to the interests of the Company’s stockholders (an “Adverse Person”). The Rights Plan was due to expire in October 2001, but was renewed by the Board of Directors during fiscal 2002 and is now scheduled to expire in October 2011.
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
     Expenses for the Pension Plan and the Savings Plan were $494 thousand and $465 thousand, for the years ended March 31, 2010 and 2009, respectively. Forfeitures are used to reduce expenses of the plans.
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
     As set forth by ASC 718, compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP compensation expense for fiscal 2010 and 2009 amounted to $153 thousand and $113 thousand, respectively.
     Company common stock dividends received by the ESOP on allocated shares that are not associated with financing are allocated to plan participants. Company common stock dividends received by the ESOP for allocated shares that are associated with financing provided by the Company are returned to the Bank for the purpose of reducing expenses.

Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2010 and 2009:

	Year Ended March 31,
	2010		2009
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(126)	$(145)	$(165)	$(168)
Fully eligible participants	—	—	—	—

Total	$(126)	$(145)	$(165)	$(168)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(165)	$(168)	$(235)	$(216)
Service cost less expense component	—	—	—	—
Interest cost	(7)	(9)	(12)	(11)
Actuarial gain	60	27	66	26
Amendment	—	—	—	—
Assumptions	(15)	(12)	15	11
Benefits paid	1	17	1	22

Accumulated benefit obligations at year-end	$(126)	$(145)	$(165)	$(168)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	17	1	22
Benefits paid and expenses	(1)	(17)	(1)	(22)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in Other Comprehensive Income:
Other Comprehensive Income at prior fiscal year-end	$(141)	$(140)	$(62)	$(104)
Loss on actuarial experience	(60)	(27)	(66)	(26)
Gain (loss) actuarial assumptions	15	12	(15)	(11)
Amortization included in Pension Expense	13	6	2	1

Other Comprehensive Income at current year-end	$(173)	$(149)	$(141)	$(140)

Amounts with Deferred Recognition
Reconciliation of accrued pension cost:
Accrued pension cost at beginning of year	$(305)	$(309)	$(296)	$(321)
Minus net periodic cost	6	(2)	(10)	(9)
Plus employer contributions, net	1	17	1	22

Accrued cost at end of year	$(298)	$(294)	$(305)	$(308)

Benefit obligation weighted average assumption as change in projected benefit obligation:
Discount rate	5.00%	5.00%	6.75%	6.75%
Expected return on plan assets	5.00	5.00	6.75	6.75
Rate of compensation increase	n/a	n/a	n/a	n/a

	Years Ended March 31,
	2010		2009
	Life	Medical	Life	Medical
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	7	9	12	11
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	9	13	9	14
Recognized actuarial gain	(22)	(20)	(11)	(15)

Net periodic benefit cost	$(6)	$2	$10	$10

Periodic benefit cost weighted average assumptions:
Discount rate	6.75%	6.75%	5.75%	5.75%
Expected return on plan assets	6.75%	6.75%	5.75%	5.75%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts recognized in the statement of financial position consist of:
Noncurrent Assets	$—	$—	$—	$—
Current Liabilities	(11)	(15)	(22)	(20)
Noncurrent Liabilities	(114)	(129)	(143)	(148)

	$(125)	$(144)	$(165)	$(168)

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$(198)	$(160)	$(175)	$(165)
Prior credit	—	(63)	—	(74)
Transition liability	25	74	34	99

	$(173)	$(149)	$(141)	$(140)

Amounts anticipated to be recognized in expense for fiscal year ending in 2010:	$(21)	$(18)	$(19)	$(18)
Net gain	—	(11)	—	(11)
Prior service cost	9	25	9	25

Transition asset	$(12)	$(4)	$(10)	$(4)

     The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan as set forth in ASC 715. It addresses employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets to be disclosed. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures. ASC 715 also requires an employer to recognize the over funded or under funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
Note 13. Legal Proceedings
     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

Note 14. Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2009, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2009. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, the Company and the Bank met all regulatory requirements to be considered well capitalized at March 31, 2010.
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
     The Warrant was valued at $594 thousand and was recognized as equity under ASC 815 “Derivatives and Hedging,” (“ASC 815”) and is reported within additional paid-in capital in the accompanying Consolidated Balance Sheets. The Company also performs accounting for the Series A Preferred Stock and Warrant as set forth in ASC 470 Debt (“ASC 470”). The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594 thousand. Therefore, the fair value of the Warrant has been recognized as a discount to the Series A Preferred Stock and Warrant and such discount is being accreted over five years using the effective yield method as set forth by ASC 505 “Equity.” The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value of the Warrant at issuance were:

Expected life in years	10.00
Expected volatility	54.76%
Dividend yield	3.00%
Risk-free interest rate	2.67%
     Regarding the assumptions above, the expected term represents the expected period of time the Company believes the warrant will be outstanding. Estimates of expected future stock price volatility are based on the historic volatility of the Company’s common stock, and the dividend yield is based on management’s estimation of the Company’s common stock dividend yield during the next ten years. The risk-free interest rate is based on the U.S. Treasury 10-year rate.

Note 15. Fair Values of Financial Instruments (In Thousands)
     The Company follows ASC 820 Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

Level 1 —Quoted prices for identical instruments in active markets

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
     The only assets of the Company recorded at fair value on a recurring basis at March 31, 2010 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at March 31, 2010 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (in thousands)
At March 31, 2010	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale	$3,323	$31,045	$—	$34,368
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	8,617	8,617
OREO	—	—	60	60

	Carrying Value (in thousands)
At March 31, 2009	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale	$2,258	$31,945	$1,012	$35,215
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	690	690
OREO	—	—	2,986	2,986
     There were no Level 3 securities at March 31, 2010. The three securities classified at March 31, 2009 as Level 3 were transferred to Level 2 during the quarter ended June 30, 2009. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At March 31, 2010, impaired loans measured at fair value using Level 3 inputs amounted to $8.6 million, which represents twelve customer relationships, compared to three customer relationships which totaled

$690 thousand at March 31, 2009. There were no impaired loans measured at fair value using Level 2 inputs at March 31, 2010 or 2009. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at March 31, 2010 and March 31, 2009 consisted of expected cash flows and appraisals which may be discounted based upon management’s estimates of fair value.
     OREO is measured at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of value of the collateral. At March 31, 2010, OREO was comprised of one residential parcel totaling $60 thousand. OREO at March 31, 2009 consisted of three properties which totaled $3.0 million. The three OREO properties at March 31, 2009 were sold during the fiscal year ended March 31, 2010.
     The changes in Level 3 investment securities measured at fair value on a recurring basis were (in thousands):

Investment
Securities
Available for Sale
Balance at March 31, 2009	$1,012
Total realized and unrealized gains (losses) included in income	—
Total unrealized losses included in other comprehensive income	—
Net accretion of discount and repayment of principal	—
Net transfers in/out of Level 3	(1,012)

Balance at March 31, 2010	$—

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
     Investments and Mortgage-Backed Securities — The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Fair values determined by level III inputs are based on expected future cash flows discounted using a rate management believes is representative of current market conditions. Factors in determining the discount rate include the financial condition of the debtors within the underlying securities, broker quotes for securities with similar structure and credit risk, interest rate movements, and pricing of new issuances.
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

     Other Real Estate Owned — Other real estate owned is recorded at the lower of book value, or fair market value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.
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
     Subordinated Debentures — One subordinated debenture totaling $5.2 million is adjustable quarterly and its fair value is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to a rate adjusted quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.
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

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2010		March 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$4,328	$4,328	$5,099	$5,099
Short-term investments	12,208	12,208	37,323	37,323
Investment securities	34,368	34,368	35,215	35,215

Loans held for sale	392	392	3,208	3,208
Net loans	458,472	454,557	457,479	453,974
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,896	1,896	1,859	1,859

Liabilities
Deposits	$339,169	$329,749	$375,074	$366,052
Short-term borrowings	—	—	1,014	1,014
Advances from FHLB of Boston	143,469	150,949	144,583	153,318
Subordinated debentures	11,341	8,226	11,341	9,013
Advance payments by borrowers for taxes and insurance	1,649	1,649	1,532	1,532
Accrued interest payable	517	517	619	619

Off-Balance Sheet Instruments	27,257	27,257	54,729	54,729
Note 16. Parent Company Only Condensed Financial Statements (In Thousands)
     The following are the condensed financial statements for Central Bancorp, Inc. (the “Parent Company”) only:

	At March 31,
Balance Sheets	2010	2009

Assets
Cash deposit in subsidiary bank	$342	$337
Investment in subsidiary	49,467	44,005
ESOP loan (Note 11)	6,254	6,819
Investment in unconsolidated subsidiary	341	341
Other assets	97	197

Total assets	$56,501	$51,699

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$11,341
Accrued taxes and other liabilities	47	119
Total stockholders’ equity	45,113	40,239

Total liabilities and stockholders’ equity	$56,501	$51,699

	Year Ended March 31,
Statements of Operations	2010	2009
Dividends from subsidiary	$500	$1,132
Interest income	515	564
Interest expense on subordinated debentures	(586)	(692)
Noninterest expenses	(432)	(522)

(Loss) income before income tax benefit	(3)	482
Income tax benefit	206	221
Income before equity in undistributed net income of subsidiary	203	703
Equity in undistributed net income (loss) of subsidiary	1,790	(6,908)

Net income (loss)	$1,993	$(6,205)

	Year Ended March 31
Statements of Cash Flows	2010	2009
Cash flows from operating activities
Net income (loss)	$1,993	$(6,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in undistributed net income of subsidiary	(1,790)	6,908
Decrease (increase) in other assets	99	(84)
(Decrease) increase in accrued taxes and other liabilities	(72)	82

Net cash provided by operating activities	230	701

Cash flows from investing activities:
ESOP loans, net of repayment	566	554
Investment in subsidiary	—	(10,000)

Net cash provided by (used in) by investing activities	796	(9,446)

Cash flows from financing activities:
Issuance of Series A preferred stock and warrants	—	9,970
Cash dividends paid, net	(791)	(1,126)

Net cash provided by financing activities	5	8,844

Net increase in cash in subsidiary bank	5	99
Cash in subsidiary bank at beginning of year	337	238

Cash in subsidiary bank at end of year	$342	$337

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
     Central Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Central Bancorp, Inc. and subsidiary (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Bancorp, Inc. and subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CATURANO AND COMPANY, P.C.

Boston, Massachusetts

June 18, 2010

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

(b)	Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations” of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2010.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the twelve months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The information contained under the section captioned “Proposal I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
Corporate Governance
     For information regarding the audit committee and its composition and the audit committee financial expert, the sections captioned “Meetings and Committees of the Board of Directors – Audit Committee” in the Proxy Statement is incorporated herein by reference.
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
     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2010:

(c)
Number of securities
	(a)	(b)	remaining
	Number of securities to be	Weighted-average exercise	available for future issuance
	issued	price of outstanding	under equity compensation
	upon exercise of outstanding	options, warrants and	plan (excluding securities
Plan Category	options, warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders	53,608	$26.617	63,800

Equity compensation plans not approved by security holders	—	—	—

Total (1)	53,608	$26.617	63,800

(1)	The 1999 Stock Option Plan and the 2006 Long-Term Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.
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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.
     The following exhibits are filed as exhibits to this Annual Report:

Exhibit No.	Description
3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[10]	Amended Bylaws of Central Bancorp, Inc.

4.1[2]	Articles of Amendment to the Articles of Incorporation of Central Bancorp, Inc. Establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2[2]	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Bancorp, Inc.

4.3[2]	Warrant to Purchase 234,742 Shares of Common Stock of Central Bancorp, Inc.

4.4[3]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1[4]	Employment Agreement by and between Central Co-operative Bank and John D. Doherty†

10.2[4]	Employment Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.3[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, as amended †

10.4[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and William P. Morrissey, as amended †

10.5[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.6[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.7[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.8[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.9[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.10[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley and Morrissey, dated January 8, 1999 †

10.11[5]	1999 Stock Option and Incentive Plan †

10.12[6]	Amended and Restated Deferred Compensation Plan for Non-Employee Directors †

10.13[3]	Senior Management Incentive Plan, as amended †

10.14[7]	Severance Agreement between the Bank and Bryan E. Greenbaum dated March 17, 2005†

10.15[8]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan †

14[9]	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Caturano and Company, P.C.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. §30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. §30.15 Certification of Chief Financial Officer

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 0- 25251) filed with the SEC on June 28, 1999.

(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 9, 2010.

(3)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

(4)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 21, 2007.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 0- 25251) filed with the SEC on February 17, 2010).

(7)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the SEC on June 29, 2005 and to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 14, 2009 (File No. 0-25251).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

(10)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on October 22, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 18, 2010	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty John D. Doherty Chairman and Chief Executive Officer (Principal Executive Officer)	June 18, 2010

/s/ Paul S. Feeley Paul S. Feeley Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 18, 2010

/s/ William P. Morrissey William P. Morrissey President and Director	June 18, 2010

/s/ Robert J. Hardiman Robert J. Hardiman Director	June 18, 2010

/s/ Raymond Mannos Raymond Mannos Director	June 18, 2010

/s/ James P. McDonough James P. McDonough Director	June 18, 2010

/s/ Albert J. Mercuri, Jr. Albert J. Mercuri, Jr. Director	June 18, 2010

/s/ John J. Morrissey John J. Morrissey	June 18, 2010
Director

/s/ Kenneth K. Quigley, Jr. Kenneth K. Quigley, Jr. Director	June 18, 2010

/s/ Edward F. Sweeney, Jr. Edward F. Sweeney, Jr. Director	June 18, 2010