Form 10-Q
period 2010-06-30
CENTRAL BANCORP INC /MA/
filed 2010-08-13
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number:   0-25251
CENTRAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3447594

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

399 Highland Avenue, Somerville, Massachusetts	02144

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                             No          X

Common Stock, $1.00 par value	1,667,151

Class	Outstanding at August 13, 2010

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	June 30, 2010	March 31, 2010
ASSETS

Cash and due from banks	$4,739	$4,328
Short-term investments	14,038	12,208

Cash and cash equivalents	18,777	16,536

Investment securities available for sale (Note 2)	29,527	34,368
Stock in Federal Home Loan Bank of Boston, at cost	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	39,621	44,462

Loans held for sale	1,007	392

Loans (Note 3)	448,214	461,510
Less allowance for loan losses	(3,336)	(3,038)

Loans, net	444,878	458,472

Accrued interest receivable	1,648	1,896
Banking premises and equipment, net	2,841	2,759
Deferred tax asset, net	4,826	4,681
Other real estate owned	--	60
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,758	6,686
Other assets	4,159	4,268

Total assets	$526,747	$542,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$333,912	$339,169
Federal Home Loan Bank advances	132,440	143,469
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,588	1,649
Accrued expenses and other liabilities	2,003	1,703

Total liabilities	481,284	497,331

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock – Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at June 30, 2010 and March 31, 2010	9,618	9,589
Common stock $1.00 par value; 15,000,000 shares authorized; 1,667,151 shares issued and outstanding at June 30, 2010 and March 31, 2010	1,667	1,667
Additional paid-in capital	4,274	4,291
Retained income	34,992	34,482
Accumulated other comprehensive income (Note 6)	466	810
Unearned compensation – ESOP	(5,554)	(5,726)

Total stockholders’ equity	45,463	45,113

Total liabilities and stockholders’ equity	$526,747	$542,444

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(In Thousands, Except Share and Per Share Data)	June 30,
	2010	2009
Interest and dividend income:
Mortgage loans	$6,466	$6,697
Other loans	68	90
Investments	303	380
Short-term investments	8	20

Total interest and dividend income	6,845	7,188

Interest expense:
Deposits	715	1,538
Advances from Federal Home Loan Bank of Boston	1,357	1,650
Other borrowings	138	152

Total interest expense	2,210	3,340

Net interest and dividend income	4,635	3,848
Provision for loan losses	300	50

Net interest and dividend income after provision for loan losses	4,335	3,798

Noninterest income:
Deposit service charges	253	238
Net gain from sales and write-downs of investment securities	43	--
Net gains on sales of loans	42	149
Bank owned life insurance	72	75
Other	118	72

Total noninterest income	528	534

Noninterest expenses:
Salaries and employee benefits	2,133	2,051
Occupancy and equipment	506	536
Data processing fees	204	209
Professional fees	295	234
FDIC deposit premiums	140	341
Advertising and marketing	64	76
Other expenses	410	475

Total noninterest expenses	3,752	3,922

Income before income taxes	1,111	410
Provision for income taxes	372	112

Net income	$739	$298

Net income available to common shareholders	$585	$145

Earnings per common share – basic (Note 9)	$0.39	$0.10

Earnings per common share – diluted (Note 9)	$0.37	$0.10

Weighted average common shares outstanding – basic	1,495,120	1,446,413

Weighted average common and equivalent shares outstanding – diluted	1,584,794	1,450,386
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Number of
	Shares of		Number of				Accumulated
	Series A	Series A	Shares of		Additional		Other	Unearned	Total
	Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Three Months Ended June 30, 2010

Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113

Net income	--	--	--	--	--	739	--	--	739
Other comprehensive loss, net of tax benefit of $240:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	--	--	--	--	--	--	(344)	--	(344)

Comprehensive income									45,508

Dividends paid to common stockholders ($0.05 per share)	--	--	--	--	--	(75)	--	--	(75)
Preferred stock accretion of discount and issuance costs	--	29	--	--	--	(29)	--	--	--

Dividends paid on preferred stock	--	--	--	--	--	(125)	--	--	(125)

Stock-based compensation (Note 10)	--	--	--	--	100	--	--	--	100

Amortization of unearned compensation – ESOP	--	--	--	--	(117)	--	--	172	55

Balance at June 30, 2010	10,000	$9,618	1,667,151	$1,667	$4,274	$34,992	$466	$(5,554)	$45,463

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2010	2009

Cash flows from operating activities:

Net income	$739	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	207
Amortization of premiums	57	59
Provision for loan losses	300	50
Stock-based compensation and amortization of unearned compensation - ESOP	155	115
Net gains from sales and write-downs of investment securities	(43)	--
Bank-owned life insurance income	(72)	(75)
Gain on sale of OREO	(2)	--
Gains on sales of loans held for sale	(42)	(149)
Originations of loans held for sale	(5,626)	(20,194)
Proceeds from sale of loans originated for sale	5,053	19,816
Decrease in accrued interest receivable	248	133
Decrease in other assets, net	109	234
Decrease in advance payments by borrowers for taxes and insurance	(61)	(74)
Increase in accrued expenses and other liabilities, net	395	152

Net cash provided by operating activities	1,372	572

Cash flows from investing activities:

Loan principal collections, net	13,294	2,441
Principal payments on mortgage-backed securities	2,241	3,170
Proceeds from sales of investment securities	2,002	--
Maturities and calls of investment securities	--	1,500
Proceeds from sales of OREO	62	--
Purchase of banking premises and equipment	(244)	(47)

Net cash provided by investing activities	17,355	7,064

Cash flows from financing activities:

Net decrease in deposits	(5,257)	(15,329)
Repayment of advances from FHLB of Boston	(11,029)	(3,028)
Proceeds from short-term borrowings	--	1,010
Cash dividends paid	(200)	(197)

Net cash used in financing activities	(16,486)	(17,544)

Net increase (decrease) in cash and cash equivalents	2,241	(9,908)
Cash and cash equivalents at beginning of period	16,536	42,422

Cash and cash equivalents at end of period	$18,777	$32,514

Cash paid during the period for:
Interest	$2,285	$3,349
Income taxes	--	--
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	--	77
Accretion of Series A preferred stock issuance costs	29	27
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2010
(1)     Basis of Presentation
          The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on June 18, 2010. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 or any other period.
          The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46R, a revision of Interpretation No. 46 Consolidation of Variable Interest Entities – an Interpretation of Accounting Research Bulletin No. 51, which is now codified as part of FASB Accounting Standards Codification (“ASC”) 860 Transfers and Servicing (“ASC 860”), discussed as follows. Therefore, in accordance with ASC 860, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
          The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010. For interim reporting purposes, the Company follows the same significant accounting policies (see Note 12).
(2)     Investments
          The amortized cost and fair value of investment securities available for sale at June 30, 2010, are summarized as follows:

	June 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Mortgage-backed securities	$21,957	$970	$(10)	$22,917
Trust preferred securities	1,002	24	--	1,026

Total debt securities	22,959	994	(10)	23,943
Preferred stock	3,372	18	(481)	2,909
Common stock	2,780	165	(270)	2,675

Total	$29,111	$1,177	$(761)	$29,527

The amortized cost and fair value of investment securities available for sale at March 31, 2010 are as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Corporate bonds	$1,752	$--	$--	$1,752
Mortgage-backed securities	24,253	752	(12)	24,993
Trust preferred securities	1,002	43	--	1,045

Total debt securities	27,007	795	(12)	27,790
Preferred stock	3,394	56	(195)	3,255
Common stock	2,967	508	(152)	3,323

Total	$33,368	$1,359	$(359)	$34,368

          During the three month period ended June 30, 2010, two common stock holdings were determined to be other-than-temporarily impaired and their book values were reduced to their market values of $118 thousand through an impairment charge of $108 thousand included in “Net gain from sales and write-downs of investment securities” in the consolidated statement of income.
          Temporarily impaired securities as of June 30, 2010 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)
Mortgage-backed securities	$--	$--	$369	$(10)
Preferred stock	72	(242)	1,806	(239)
Common stock	878	(141)	564	(129)

Total temporarily impaired securities	$950	$(383)	$2,739	$(378)

          The Company has three temporarily impaired Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock securities with a fair value of $72 thousand and unrealized losses of $242 thousand at June 30, 2010, compared to three Fannie Mae and Freddie Mac preferred stock securities with a fair value of $240 thousand and unrealized losses of $62 thousand at March 31, 2010. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on available information, management has determined that the unrealized losses on the Company’s investment in Fannie Mae and Freddie Mac preferred stock are not other-than-temporary as of June 30, 2010.
          The Company also has two other preferred stock investments currently in unrealized loss positions for which the fair values have decreased during the quarter ended June 30, 2010. The fair value of these securities totaled $1.8 million with unrealized losses of $239 thousand at June 30, 2010, compared to a fair value of $1.9 million and unrealized losses of $133 thousand at March 31, 2010. Based on management’s analysis of these preferred stock investments, management has determined that the unrealized losses associated with these securities are not considered to be other-than- temporary at June 30, 2010.
          The Company has a total of two debt securities in loss positions as of June 30, 2010, all of which have been in a continuous loss position for a period greater than twelve months. These debt securities have a total fair value of $369 thousand and unrealized losses of $10 thousand as of June 30, 2010. These debt securities consist of government agency mortgage–backed securities. Management currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than- temporarily impaired as of June 30, 2010.
          The Company has fourteen equity securities with a fair value of $1.4 million and unrealized losses of $270 thousand which were temporarily impaired at June 30, 2010. The total unrealized losses relating to these securities represent 15.81% of book value. This is a decrease when compared to the ratio of unrealized losses to book value of 11.9% at March 31, 2010. Of these fourteen securities, six have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Management has determined that the unrealized losses associated with these securities are not other-than-temporary as of June 30, 2010.
          The maturity distribution (based on contractual maturities) and annual yields of debt securities at June 30, 2010 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Mortgage backed securities

Due after one year but within five years	$4,571	$4,690	4.19%
Due after five years but within ten years	6	6	1.50
Due after ten years	17,380	18,221	5.39

	$21,957	$22,917

Trust preferred securities
Due after ten years	$1,002	$1,026	7.78%

Total	$22,959	$23,943

          Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
(3)	Loans
          Loans, excluding loans held for sale, as of June 30, 2010 and March 31, 2010 are summarized below (unaudited, in thousands):

	June 30,	March 31,
	2010	2010
Real estate loans:
Residential real estate (1- 4 family)	$ 209,529	$ 217,053
Commercial real estate	223,292	227,938
Construction	2,369	2,722
Home equity lines of credit	8,511	8,817

Total real estate loans	443,701	456,530
Commercial loans	3,363	4,037
Consumer loans	1,150	943

Total loans	448,214	461,510
Less: allowance for loan losses	(3,336)	(3,038)

Total loans, net	$ 444,878	$ 458,472

          There were fourteen loans to fourteen borrowers on nonaccrual status totaling $7.4 million as of June 30, 2010, and eleven loans to eleven borrowers on nonaccrual status totaling $6.2 million as of March 31, 2010.
          At June 30, 2010 there were seventeen impaired loans totaling $9.0 million which were accruing interest. At March 31, 2010, there were twenty impaired, accruing loans totaling $10.6 million. Impaired loans are evaluated separately and measured utilizing guidance as set forth by ASC 310 Receivables (“ASC 310”).
          A summary of changes in the allowance for loan losses for the three months ended June 30, 2010 and 2009 follows (unaudited, in thousands):

	Three Months Ended
	June 30,
	2010	2009

Balance at beginning of period	$3,038	$3,191
Provision charged to expense	300	50
Less: charge-offs	(3)	(178)
Add: recoveries	1	1

Balance at end of period	$3,336	$3,064

(4)	Deposits
          Deposits at June 30, 2010 and March 31, 2010 are summarized as follows (unaudited, in thousands):

	June 30,	March 31,
	2010	2010

Demand deposit accounts	$42,801	$41,959
NOW accounts	27,875	29,358
Passbook and other savings accounts	55,282	53,544
Money market deposit accounts	79,930	79,745

Total non-certificate accounts	205,888	204,606

Term deposit certificates:
Certificates of $100,000 and above	49,219	51,695
Certificates of less than $100,000	78,805	82,868

Total term deposit certificates	128,024	134,563

Total deposits	$333,912	$339,169

(5)	Subordinated Debentures
          On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2010 the interest rate was 2.98%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.

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
          The Company’s other comprehensive income and related tax effect for the three months ended June 30, 2010 and 2009 are as follows (unaudited, in thousands):

For the Three Months Ended
June 30, 2010
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount

Unrealized losses on securities:
Unrealized net holding losses during period	$(541)	$(222)	$(319)
Less: reclassification adjustment for net gains included in net income	43	18	25

Other comprehensive loss	$(584)	$(240)	$(344)

For the Three Months Ended
June 30, 2009
	Before-Tax	Tax	After-Tax
	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$ 2,204	$ 870	$ 1,334
Less: reclassification adjustment for net gains included in net income	--	--	--

Other comprehensive gain	$ 2,204	$ 870	$ 1,334

(7)	Contingencies
          Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At June 30, 2010, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8)	Subsequent Events
          On July 15, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about August 20, 2010 to common stockholders of record as of August 6, 2010. Also on July 15, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125 thousand to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
Management has reviewed events through the issuance of the interim financial statements, concluding that no other subsequent events occurred requiring accrual or disclosure.
(9)	Earnings Per Share (EPS)
          Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At June 30, 2010 and 2009, there were approximately 170,000 and 192,000 unallocated ESOP shares, respectively.
          The following depicts a reconciliation of earnings per share (unaudited):

	Three Months Ended
	June 30,
	2010	2009
	(Amounts in thousands, except
	share and per share amounts)

Net income as reported	$ 739	$ 298

Less preferred dividends and accretion	(154)	(153)

Net income available to common stockholders	$ 585	$ 145

Weighted average number of common shares outstanding	1,667,151	1,639,951

Weighted average number of unallocated ESOP and unvested restricted shares	(172,031)	(193,538)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,495,120	1,446,413

Incremental shares from the assumed exercise of dilutive securities	89,674	3,973

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,584,794	1,450,386

Earnings per common share

Basic	$ 0.39	$ 0.10

Diluted	$ 0.37	$ 0.10

          At June 30, 2010, 41,669 stock options were anti-dilutive and therefore excluded from the above calculation for the three month period. At June 30, 2009, 67,353 stock options were anti-dilutive and, therefore, excluded from the above calculation for the three month period.
(10)	Stock-Based Compensation
          The Company accounts for stock-based compensation pursuant to ASC 718 Compensation – Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
          On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2010, 63,800 shares remained unissued and available for award under the Incentive Plan.
          Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the three months ended June 30, 2010 and 2009.
          The Company awarded options to purchase 10,000 shares and stock grants for 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. During the fiscal year ended March 31, 2010, 30,000 restricted shares were issued and 2,800 vested restricted shares were forfeited. Additionally, the Company did not grant any stock options or stock grants during the three months ended June 30, 2010. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The restricted shares granted in fiscal 2010 vest over a two year life. Stock-based compensation totaled $100,000 and $80,000 for the three months ended June 30, 2010 and 2009, respectively.
          Stock option activity was as follows for the three months ended June 30, 2010:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2010	53,608	$ 26.62
Exercised	--	--
Forfeited	(11,939)	$ 23.40
Expired	--	--

Outstanding at June 30, 2010	41,669	$ 27.54

Exercisable at June 30, 2010	37,669	$ 27.15

          As of June 30, 2010, the unrecognized compensation costs related to options and restricted stock vesting will be recognized over the following periods: $302 thousand during the fiscal year ending March 31, 2011, and $272 thousand during the first seven months of the fiscal year ending March 31, 2012.
          The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at June 30, 2010 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)

	$16.63	6,684	(2)	0.4	$ --
	28.99	24,985	(2)	4.6	--
	31.20	10,000	(3)	6.2	--

Average/Total	$26.62	41,669		4.4	$ --

(1)
Represents the total intrinsic value, based on the Company’s closing stock price of $10.60 on June 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2010, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.
(3)	Subject to vesting over five years, 60% vested at June 30, 2010.
          A summary of restricted stock activity under all Company plans for the three months ended June 30, 2010 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2010	46,800	$ 16.51
Granted	--	--
Vested	--	--
Forfeited	--	--

Non-vested at June 30, 2010	46,800	$ 16.51

(11)	Bank-Owned Life Insurance
          The Bank follows ASC 325 Investments – Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.8 million at June 30, 2010.
(12)	Recent Accounting Pronouncements
          In June 2009, the FASB issued SFAS No. 167 (now incorporated into ASC 810-10), Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this standard did not have a material impact on our consolidated financial statements.
          In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables, by requiring more robust and disaggregated disclosure about the credit quality of an entity’s loans and its allowance for loan losses. These new disclosures will significantly expand the existing requirements and are focused on providing transparency regarding an entity’s exposure to credit losses. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU 2010-20 will not have an impact on the Company’s consolidated financial statements; however, there will be a significant impact on required disclosures in the notes to the Company’s consolidated financial statements.
(13)	Fair Value Disclosures
          The Company follows ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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
          The only assets of the Company recorded at fair value on a recurring basis at June 30, 2010 and March 31, 2010 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at June 30, 2010 were impaired loans. The assets of the Company recorded at fair value on a nonrecurring basis at March 31, 2010 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

At June 30, 2010	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total

Assets recorded at fair value on a recurring basis:
Securities available for sale	$2,675	$26,852	$--	$29,527
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	--	--	7,395	7,395

At March 31, 2010	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total

Assets recorded at fair value on a recurring basis:
Securities available for sale	$3,323	$31,045	$--	$34,368
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	--	--	8,617	8,617
OREO	--	--	60	60
          There were no Level 3 securities at June 30, 2010 or March 31, 2010. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
          The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At June 30, 2010, impaired loans measured at fair value using Level 3 inputs amounted to $7.4 million, which represents twelve customer relationships, compared to twelve customer relationships which totaled $8.6 million at March 31, 2010. There were no impaired loans measured at fair value using Level 2 inputs at June 30, 2010 or March 31, 2010. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at June 30, 2010 and March 31, 2010 consist of appraisals, which may be discounted by management, and expected cash flows.
          OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. During the quarter ended June 30, 2010, the Company’s one parcel of OREO with a book value of $60 thousand was sold, resulting in a gain of $2 thousand.
          Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets. As a result, the unrealized gains and losses for these assets presented in the table above may include changes in fair value that were attributable to both observable and unobservable inputs.
          The following methods and assumptions were used by the Bank in estimating fair values of financial assets and liabilities:
          Cash and Due from Banks - The carrying values reported in the balance sheet for cash and due from banks approximate their fair value because of the short maturity of these instruments.
          Short-Term Investments - The carrying values reported in the balance sheet for short-term investments approximate fair value because of the short maturity of these investments.
          Investments and Mortgage-Backed Securities - The fair values presented for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
          Loans and Loans Held for Sale - The fair values of loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at June 30, 2010 and March 31, 2010 consists of appraisals and expected cash flows.
          Accrued Interest Receivable - The carrying amount reported in the balance sheet for accrued interest receivable approximates its fair value due to the short maturity of these accounts.

          Stock in FHLB of Boston - The carrying amount reported in the balance sheet for FHLB stock approximates its fair value. If redeemed, the Bank will receive an amount equal to the par value of the stock.
          The Co-operative Central Bank Reserve Fund - The carrying amount reported in the balance sheet for the Co-operative Central Bank Reserve Fund approximates its fair value.
          Deposits - The fair values of deposits (excluding term deposit certificates) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for term deposit certificates are estimated using a discounted cash flow technique that applies interest rates currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits with similar remaining maturities.
          Advances from FHLB of Boston - Fair values of non-callable advances from the FHLB of Boston are estimated based on the discounted cash flows of scheduled future payments using the respective quarter-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLB of Boston are estimated using indicative pricing provided by the FHLB of Boston.
          Subordinated Debentures - One subordinated debenture totaling $5.2 million is adjustable quarterly and its fair value is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.
          Short-Term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable - The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.
          Off-Balance Sheet Instruments - The Bank’s commitments for unused lines of credit and unadvanced portions of loans have short remaining disbursement periods or variable interest rates, and, therefore, no fair value adjustment has been made.

          The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$4,739	$4,739	$4,328	$4,328
Short-term investments	14,038	14,038	12,208	12,208
Investment securities	29,527	29,527	34,368	34,368
Loans held for sale	1,007	1,007	392	392
Net loans	444,878	444,829	458,472	458,557
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,648	1,648	1,896	1,896

Liabilities
Deposits	$333,912	$326,460	$339,169	$329,749
Advances from FHLB of Boston	132,440	142,396	143,469	150,949
Subordinated debentures	11,341	8,193	11,341	8,226
Advance payments by borrowers for taxes and insurance	1,588	1,588	1,649	1,649
Accrued interest payable	460	460	517	517

Off-Balance Sheet Instruments	$21,902	$21,902	$27,257	$27,257
(14)	Troubled Asset Relief Program Capital Purchase Program
          On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”); and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, as of June 30, 2010 the Company and the Bank met all regulatory requirements to be considered well capitalized.
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
          The Warrant was valued at $594,000 and was recognized as equity under ASC 815 Derivatives and Hedging (“ASC 815”), and is reported within additional paid-in capital in the accompanying consolidated balance sheets. The Company also performs accounting for the Series A Preferred Stock and Warrant as set forth in ASC 470 Debt (“ACS 470”). The proceeds from the sale of the Series A Preferred Stock was allocated between the Series A Preferred Stock and Warrant on a relative fair value basis, resulting in the Series A Preferred Stock having a value of $9.4 million and the Warrant having a value of $594,000. Therefore, the fair value of the Warrant has been recognized as a discount to the Series A Preferred Stock and Warrant and such discount is being accreted over five years using the effective yield method as set forth by ASC 505 Equity. The Warrant was valued using the Black-Scholes options pricing model. The assumptions used to compute the fair value of the Warrant at issuance were:

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
Forward-Looking Statements
          This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 18, 2010, which is available through the SEC’s website at www.sec.gov, as well as under “Part II—Item 1A. Risk Factors” of this Form 10-Q. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
          The following is a discussion and analysis of the Company’s results of operations for the three months ended June 30, 2010 and 2009 and its financial condition at June 30, 2010 compared to March 31, 2010. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Critical Accounting Policies
          Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses, fair value of other real estate owned, fair value of investments, income taxes, accounting for goodwill and impairment, and stock-based compensation to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
          Allowance for Loan Losses. Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The ongoing evaluation process includes a formal analysis of the allowance each quarter, which considers, among other factors, the character and size of the loan portfolio, business and economic conditions, loan growth, delinquency trends, nonperforming loan trends, charge-off experience and other asset quality factors. Regular reviews of the loan portfolio are performed to identify loans for which specific allowance allocations are considered prudent. Specific allocations are made based upon evaluations that we believe to be appropriate in accordance with ASC 310 Receivables (“ASC 310”), and such allocations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits. Provisions for losses on the remaining commercial and commercial real estate loans are based on pools of similar loans using a combination of historical loss experience, loan to value ratios and qualitative adjustments. For the residential real estate and consumer loan portfolios, the range of reserves is calculated by applying historical charge-off and recovery experience and other pertinent data to the current outstanding balance in each loan category. Loans not individually reviewed for impairment in accordance with ASC 310 are analyzed in accordance with ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.
          Fair Value of Other Real Estate Owned. OREO is recorded at the lower of book value, or fair market value less estimated selling costs. Property insurance is obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.
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
          Accounting for Goodwill and Impairment. ASC 350, Intangibles – Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2009 and management determined that no impairment existed at that date.
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
          On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of June 30, 2010, 63,800 shares remained available for issue under the Incentive Plan.
          Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the year ended March 31, 2010, which it believes is a reasonable forfeiture estimate for the current period.
Comparison of Financial Condition at June 30, 2010 and March 31, 2010
          Total assets were $526.7 million at June 30, 2010 compared to $542.4 million at March 31, 2010, representing a decrease of $15.7 million, or 2.9%. The decrease in total assets reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, including the use of loan repayment, and investment maturity and repayment proceeds to fund certain maturing deposits and borrowings. Total loans (excluding loans held for sale) were $448.2 million at June 30, 2010, compared to $461.5 million at March 31, 2010, representing a decrease of $13.3 million, or 2.9%. This decrease was primarily due to decreases in residential and home equity loans of $7.5 million and $306 thousand, respectively, as well as decreases in construction and commercial real estate loans of $5.0 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans decreased from $225.9 million at March 31, 2010 to $218.0 million at June 30, 2010 due to higher than expected residential loan payoffs. Commercial and industrial loans decreased from $4.0 million at March 31, 2010 to $3.4 million at June 30, 2010. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the CRE concentration ratio, which is calculated as total commercial real estate and construction loans divided by the Bank’s equity. At June 30, 2010, the CRE concentration ratio was 452%, compared to a ratio of 466% at March 31, 2010. Additionally, the CRE concentration ratio was 600% at March 31, 2009.
          The allowance for loan losses totaled $3.3 million at June 30, 2010 compared to $3.0 million at March 31, 2010, representing a net increase of $298 thousand, or 9.8%. This net increase was primarily due to a provision of $300 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both June 30, 2010 and March 31, 2010. See Comparison of Operating Results for the Quarters Ended June 30, 2010 and 2009 – “Provision for Loan Losses”.
          Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2010 should be sold in the secondary market, rather than being retained in the Bank’s portfolio. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
          Cash and cash equivalents totaled $18.8 million at June 30, 2010 compared to $16.5 million at March 31, 2010, representing an increase of $2.2 million, or 13.6%, related to a $1.8 million increase in short-term investments.
          Investment securities totaled $39.6 million at June 30, 2010 compared to $44.5 million at March 31, 2010, representing a decrease of $4.8 million, or 10.9%. The decrease in investment securities is primarily due to the repayment of $2.2 million in principal on mortgage backed securities, the sale of $2.0 million in corporate bonds, and a net decrease of $585 thousand in the market value of available for sale securities. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at both June 30, 2010 and March 31, 2010 .
          Banking premises and equipment, net, totaled $2.8 million at both June 30, 2010 and at March 31, 2010.
          Other real estate owned totaled $0 at June 30, 2010, compared to $60 thousand at March 31, 2010, a net decrease of $60 thousand, as the Company’s one parcel of foreclosed property was sold.
          Deferred tax asset totaled $4.8 million at June 30, 2010 compared to $4.7 million at March 31, 2010. The increase in deferred tax asset is primarily the result of the increased deferred tax benefit associated with the net decrease in value of the Company’s available for sale investments.
          During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.8 million at June 30, 2010 as compared to $6.7 million as of March 31, 2010.
          Total deposits amounted to $333.9 million at June 30, 2010 compared to $339.2 million at March 31, 2010, representing a decrease of $5.3 million or 1.5%. The decrease was a result of the combined effect of a $6.5 million, or 4.9%, decrease in certificates of deposit, partially offset by a net increase in core deposits of $1.2 million, or 0.63%, increase in core deposits (consisting of all non-certificate accounts). Management utilized cash and short-term investments to fund certain maturing high-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
          Federal Home Loan Bank of Boston advances amounted to $132.4 million at June 30, 2010 compared to $143.5 million at March 31, 2010, representing a decrease of $11.0 million, or 7.7%, as maturing advances were not renewed but were instead funded with available cash.
          The net increase in stockholders’ equity from $45.1 million at March 31, 2010 to $45.5 million at June 30, 2010 is primarily the result of net income of $739 thousand, partially offset by a $344 thousand decrease in accumulated other comprehensive income resulting from net decreases in the market values of available for sale securities and $200 thousand of dividends paid to common and preferred shareholders.
Comparison of Operating Results for the Quarters Ended June 30, 2010 and 2009
          Net income available to common shareholders for the quarter ended June 30, 2010 was $585 thousand, or $0.37 per diluted common share, as compared to net income available to common shareholders of $145 thousand, or $0.10 per diluted common share, for the comparable prior year quarter. The increase is the net effect of a $787 thousand increase in net interest and dividend income and a $170 thousand decrease in noninterest expenses, partially offset by a $250 thousand increase in the provision for loan losses and a $260 thousand increase in income tax expenses. Additionally, for both the quarters ended June 30, 2010 and 2009, net income available to common shareholders was reduced by $125 thousand for allocated dividends paid to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and a warrant to purchase 234,732 shares of the Company’s common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
          Interest and Dividend Income. Interest and dividend income decreased by $343 thousand, or 4.8%, to $6.8 million for the quarter ended June 30, 2010 as compared to $7.2 million during the same period of 2009. During the quarter ended June 30, 2010, the yield on interest-earning assets increased by 7 basis points primarily due to a $19.9 million decrease in the average balance of short-term investments, partially offset by a 13 basis point reduction in the yield on mortgage loans. The average balance of short-term investments declined as management utilized short-term investments to fund deposit withdrawals and maturing Federal Home Loan Bank advances. Short-term investments are typically lower-yielding earning assets, which have the effect of lowering the overall yield on total earning assets. Therefore, the $19.9 million reduction in short-term investments during the quarter ended June 30, 2010 served to increase the overall yield on earning assets for the quarter. The reduced yield on mortgage loans was due to an increase in the average balance of residential loans and a decrease in the average balances of commercial real estate and construction loans as management refocused its lending emphasis in the current market environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan.
          Interest Expense. Interest expense decreased by $1.1 million, or 33.8%, to $2.2 million for the quarter ended June 30, 2010 as compared to $3.3 million for the same period of 2009 primarily due to decreases in the average rates paid on deposits and FHLB borrowings. The cost of deposits decreased by 93 basis points from 1.90% for the quarter ended June 30, 2009 to 0.97% for the quarter ended June 30, 2010, as some high-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $130.5 million for the quarter ended June 30, 2010, compared to $171.9 million for the same period in 2009, a decline of $41.4 million. The average balance of lower-costing non-maturity deposits increased by 10.9 million to $207 million for the quarter ended June 30, 2010, as compared to an average balance of $196.1 million during the same period of 2009. The average balance of FHLB borrowings decreased by $6.4 million, from $144.5 million for the quarter ended June 30, 2009 to $138.1 million for the quarter ended June 30, 2010. The average cost of these funds declined as management utilized short-term investments to fund maturing, relatively high-rate advances during the quarter ended June 30, 2010.

          The following table presents average balances and average rates earned/paid by the Company for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$452,006	$6,466	5.72%	$457,872	$6,698	5.85%
Other loans	4,754	68	5.72	6,162	90	5.84
Investment securities	32,745	303	3.70	38,447	380	3.95
Federal Home Loan Bank Stock	8,518	--	0.00	8,518	--	0.00
Short-term investments	12,081	8	0.26	31,988	20	0.25

Total interest-earning assets	510,104	6,845	5.37	542,987	7,188	5.30

Allowance for loan losses	(3,140)			(3,178)
Noninterest-earning assets	28,420			28,508

Total assets	$535,384			$568,317

Interest-bearing liabilities:
Deposits	$293,961	715	0.97	$324,462	1,538	1.90
Advances from FHLB of Boston	138,066	1,357	3.93	144,498	1,650	4.57
Other borrowings	11,341	138	4.87	12,318	152	4.94

Total interest-bearing liabilities	443,368	2,210	1.99	481,278	3,340	2.78

Noninterest-bearing liabilities	46,680			45,917

Total liabilities	490,048			527,195

Stockholders’ equity	45,336			41,122

Total liabilities and stockholders’ equity	$535,384			$568,317

Net interest and dividend income		$4,635			$3,848

Net interest spread			3.38%			2.52%

Net interest margin			3.63%			2.83%

               Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended June 30, 2010 and 2009, management analyzed required reserve allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, a provision for loan losses of $300 thousand was recorded during the quarter ended June 30, 2010 and a provision for loan losses of $50 thousand was recorded during the quarter ended June 30, 2009.
          Senior management continues to give high priority to monitoring and managing the Company’s asset quality. At June 30, 2010, nonperforming loans totaled $7.4 million as compared to $6.2 million on March 31, 2010. All fourteen of the loans constituting this category at June 30, 2010, are secured by real estate collateral that is predominantly located in the Bank’s market area. Thirteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
          Noninterest Income. Noninterest income decreased by $6 thousand from $534 thousand during the quarter ended June 30, 2009 to $528 thousand during the quarter ended June 30, 2010. There were no gains or losses on sales or write-downs of securities during the quarter ended June 30, 2009 compared to a net gain of $43 thousand during the quarter ended June 30, 2010, which included $108 thousand of impairment write-downs on two equity securities which management determined to be other than temporarily impaired. Gains on the sale of loans decreased from $149 thousand during the quarter ended June 30, 2009 to $42 thousand during the quarter ended June 30, 2010 due to decreased loan origination and sale activity during the 2010 period. Other noninterest income increased by $58 thousand during the 2010 period primarily due to a $39 thousand increase in third party brokerage income.
          Noninterest Expenses. Noninterest expenses decreased by $170 thousand or 4.3%, to $3.8 million for the quarter ended June 30, 2010 as compared to $3.9 million during the quarter ended June 30, 2009. Items primarily contributing to this net decrease were a $201 thousand decrease in FDIC insurance premium expense, a decrease in occupancy and equipment expenses of $30 thousand and a decrease in other operating expenses of $65 thousand, partially offset by increases in salaries and employee benefits of $82 thousand and professional services of $61 thousand. Management continues to closely monitor operating expenses throughout the Company.
          Salaries and employee benefits increased by $82 thousand, or 4.0%, to $2.1 million during the quarter ended June 30, 2010 as compared to $2.0 million during the quarter ended June 30, 2009 primarily due to a reduction in capitalized costs related to a decrease in loan origination volume, and an increase in commissions.
          FDIC insurance premiums decreased by $201 thousand to $140 thousand during the quarter ended June 30, 2010 compared to $341 thousand during the same quarter of 2009. Included in the deposit premiums for the quarter ended June 30, 2009 was a special assessment which totaled $270 thousand.
          Advertising and marketing expenses decreased by $12 thousand to $64 thousand during the quarter ended June 30, 2010 as compared to $76 thousand during the same period of 2009 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.
          Office occupancy and equipment expenses decreased by $30 thousand, or 5.6%, to $506 thousand during the quarter ended June 30, 2010 as compared to $536 thousand during the same period of 2009 primarily due to decreases in amortization of leasehold improvements, depreciation of furniture, fixtures and equipment, and fuel costs, partially offset by increases in real estate taxes, utilities, bank building expenses, and rental income.
          Data processing fees decreased by $5 thousand, or 2.4%, to $204 thousand during the quarter ended June 30, 2010 as compared to $209 thousand during the same period of 2009 due to decreases in certain processing costs.
          Professional fees increased by $61 thousand, or 26.1% to $295 thousand during the quarter ended June 30, 2010 as compared to $234 thousand during the same period of 2009 primarily due to increases in loan workout-related expenses and contract labor costs, partially offset by a decrease in legal fees.
          Other expenses decreased by $65 thousand, or 13.7%, to $410 thousand during the quarter ended June 30, 2010 as compared to $475 thousand during the quarter ended June 30, 2009. Included were a decrease in OREO expenses of $19 thousand and a decrease of $19 thousand related to recruitment expenses. Additionally, insurance expenses decreased by $15 thousand due to the restructuring and negotiation of certain insurance policies.

          Income Taxes. The effective income tax rate for the quarter ended June 30, 2010 was 33.5%, compared to an effective income tax rate of 27.3% for the same quarter in 2009. The difference in the effective tax rate for the two periods was due to differences in management’s estimates of projected pre-tax income for each fiscal year.
Liquidity and Capital Resources
          Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the Federal Home Loan Bank of Boston and funds from operations. The Bank is a voluntary member of the Federal Home Loan Bank of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the Federal Home Loan Bank of Boston. At June 30, 2010, the Company had approximately $48.8 million in unused borrowing capacity at the Federal Home Loan Bank of Boston. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $9.1 million at June 30, 2010.
          At June 30, 2010, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $21.9 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2010, the Company believes it has sufficient funds available to meet its current loan commitments.
          On September 29,, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and was paid on September 30, 2009). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three-year period. This prepaid deposit premium is carried on the balance sheet in the other assets category.
          The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At June 30, 2010, the Company had liquid assets of $371 thousand.

          The following table sets forth the capital positions of the Company and the Bank at June 30, 2010:

	At June 30, 2010
		Regulatory
		Threshold
		For Well
	Actual	Capitalized

Central Bancorp:
Tier 1 Leverage	9.54%	5.0%
Tier 1 Risk-Based Ratio	14.73%	6.0%
Total Risk-Based Ratio	15.71%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	8.38%	5.0%
Tier 1 Risk-Based Ratio	12.96%	6.0%
Total Risk-Based Ratio	13.94%	10.0%
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
          For the year ended March 31, 2010 and for the three months ended June 30, 2010, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
          For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, among other factors, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since March 31, 2010.
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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
          Periodically, there have been various claims and lawsuits against the Company incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A.  Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 18, 2010. Except as set forth below, at June 30, 2010, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Recently enacted regulatory reform legislation may have a material impact on our operations.
          On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act, which restructures the regulation of depository institutions. The legislation contains several provisions that will have a direct impact on our operations. The legislation creates a new federal agency, the Consumer Financial Protection Bureau that will be dedicated to administering fair lending and consumer compliance laws with respect to financial products and services, which could result in new regulatory requirements and increased regulatory costs for us. The legislation also contains changes to the laws governing, among other things, FDIC assessments, mortgage originations, holding company capital requirements and risk retention requirements for securitized loans. Much of the legislation requires implementation through regulations and, accordingly, a complete assessment of its impact on the Company and the Bank are not yet possible since such regulations have not yet been issued. However, the enactment of the legislation is likely to increase regulatory burdens and costs for us and have a material impact on our operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
          The Company did not repurchase any of its securities during the quarter ended June 30, 2010.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  [Removed and Reserved]
Item 5.  Other Information
          On June 17, 2010, the Board of Directors of the Bank approved a Senior Management Incentive Compensation Plan for the fiscal year ending March 31, 2011. The plan is a short-term cash-based incentive program designed to reward senior management with a bonus based on the attainment of certain performance targets, specifically with respect to the Bank’s return on average assets (“ROAA”). For fiscal 2011, potential incentive distributions under the plan range from 0% of base salary to 24% of base salary for the Chief Executive Officer and the President and 0% of base salary to 18% of base salary for Senior Vice Presidents. Pursuant to the plan, the Chief Executive Officer and the President are eligible to receive an award equal to 4% of salary if the Bank achieves an ROAA level of .40% for fiscal 2011, with the award increasing 5.0% for each .05% increase in ROAA above the .40% threshold, subject to a maximum bonus of 24% of base salary. Senior Vice Presidents are eligible to receive an award equal to 4% of salary if the Bank achieves an ROAA level of .40% for fiscal 2011, with the award increasing 3.5% for each .05% increase in ROAA above the .40% threshold, subject to a maximum bonus of 18% of base salary. At the present time, the Chief Executive Officer is not eligible for any bonus due to restrictions under the TARP program.
Item 6.  Exhibits
10.1	Central Co-operative Bank 2011 Senior Management Incentive Compensation Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant

August 13, 2010	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 2010	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)