Form 10-Q
period 2010-09-30
CENTRAL BANCORP INC /MA/
filed 2010-11-12
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,667,151

Class	Outstanding at November 5, 2010

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(Dollars in Thousands, Except Share and Per Share Data)	September 30, 2010	March 31, 2010
ASSETS
Cash and due from banks	$4,761	$4,328
Short-term investments	33,741	12,208

Cash and cash equivalents	38,502	16,536

Investment securities available for sale, at fair value (Note 2)	27,007	34,368
Stock in Federal Home Loan Bank of Boston, at cost (Note 2)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	37,101	44,462

Loans held for sale, at fair value	3,629	392

Loans (Note 3)	428,040	461,510
Less allowance for loan losses	(3,633)	(3,038)

Loans, net	424,407	458,472

Accrued interest receivable	1,604	1,896
Banking premises and equipment, net	2,888	2,759
Deferred tax asset, net	4,756	4,681
Other real estate owned	—	60
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,831	6,686
Other assets	3,918	4,268

Total assets	$525,868	$542,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$336,144	$339,169
Federal Home Loan Bank advances	128,411	143,469
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,739	1,649
Accrued expenses and other liabilities	2,035	1,703

Total liabilities	479,670	497,331

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at September 30, 2010 and March 31, 2010	9,648	9,589
Common stock $1.00 par value; 15,000,000 shares authorized; 1,667,151 shares issued and outstanding at September 30, 2010 and March 31, 2010	1,667	1,667
Additional paid-in capital	4,264	4,291
Retained income	35,164	34,482
Accumulated other comprehensive income (Note 6)	837	810
Unearned compensation — ESOP	(5,382)	(5,726)

Total stockholders’ equity	46,198	45,113

Total liabilities and stockholders’ equity	$525,868	$542,444

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data)	2010	2009	2010	2009
Interest and dividend income:
Mortgage loans	$6,211	$6,714	$12,677	$13,412
Other loans	65	86	134	176
Investments	316	412	619	792
Short-term investments	13	13	20	33

Total interest and dividend income	6,605	7,225	13,450	14,413

Interest expense:
Deposits	674	1,262	1,390	2,800
Advances from Federal Home Loan Bank of Boston	1,254	1,629	2,611	3,279
Other borrowings	142	148	279	300

Total interest expense	2,070	3,039	4,280	6,379

Net interest and dividend income	4,535	4,186	9,170	8.034
Provision for loan losses	300	200	600	250

Net interest and dividend income after provision for loan losses	4,235	3,986	8,570	7,784

Noninterest income:
Deposit service charges	258	248	512	487
Net loss from sales and write-downs of investment securities	(226)	—	(184)	—
Net gains on sales of loans	87	32	129	181
Bank owned life insurance	75	76	149	151
Other	97	54	213	125

Total noninterest income	291	410	819	944

Noninterest expenses:
Salaries and employee benefits	2,306	1,897	4,493	3,948
Occupancy and equipment	518	552	1,024	1,088
Data processing fees	213	205	417	415
Professional fees	255	134	497	368
FDIC deposit premiums	147	138	287	480
Advertising and marketing	33	8	97	84
Other expenses	455	551	865	1,025

Total noninterest expenses	3,927	3,485	7,680	7,408

Income before income taxes	599	911	1,709	1,320
Provision for income taxes	198	307	570	419

Net income	$401	$604	$1,139	$901

Net income available to common shareholders	$246	$451	$830	$596

Earnings per common share — basic (Note 9)	$0.16	$0.31	$0.55	$0.41

Earnings per common share — diluted (Note 9)	$0.15	$0.30	$0.52	$0.40

Weighted average common shares outstanding — basic	1,500,497	1,451,790	1,497,808	1,449,101

Weighted average common and equivalent shares outstanding — diluted	1,602,963	1,498,326	1,594,935	1,473,465
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Number of
	Shares of		Number of				Accumulated
	Series A	Series A	Shares of		Additional		Other	Unearned	Total
	Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity
Six Months Ended September 30, 2009

Balance at March 31, 2009	10,000	$9,476	1,639,951	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239
Net income	—	—	—	—	—	901	—	—	901
Other comprehensive income, net of taxes:
Unrealized gain on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	2,147	—	2,147

Comprehensive income									3,048

Dividends paid to common stockholders ($0.10 per share)	—	—	—	—	—	(146)	—	—	(146)
Preferred stock accretion of discount and issuance costs	—	55	—	—	—	(55)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(250)	—	—	(250)
Stock-based compensation (Note 10)	—	—	—	—	161	—	—	—	161
Amortization of unearned compensation — ESOP	—	—	—	—	(267)	—	—	345	78

Balance at September 30, 2009	10,000	$9,531	1,639,951	$1,640	$4,265	$33,843	$(79)	$(6,070)	$43,130

Six Months Ended September 30, 2010

Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113
Net income	—	—	—	—	—	1,139	—	—	1,139
Other comprehensive gain, net of tax benefit of $21:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	27	—	27

Comprehensive income									1,166

Dividends paid to common stockholders ($0.10 per share)	—	—	—	—	—	(148)	—	—	(148)
Preferred stock accretion of discount and issuance costs	—	59	—	—	—	(59)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(250)	—	—	(250)
Stock-based compensation (Note 10)	—	—	—	—	201	—	—	—	201
Amortization of unearned compensation — ESOP	—	—	—	—	(228)	—	—	344	116

Balance at September 30, 2010	10,000	$9,648	1,667,151	$1,667	$4,264	$35,164	$837	$(5,382)	$46,198

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2010	2009
Cash flows from operating activities:

Net income	$1,139	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	406
Amortization of premiums	132	129
Provision for loan losses	600	250
Deferred tax benefit	(94)	—
Stock-based compensation and amortization of unearned compensation — ESOP	317	239
Net losses from sales and write-downs of investment securities	184	—
Bank-owned life insurance income	(149)	(151)
Gain on sale of OREO	(2)	(12)
Gains on sales of loans held for sale	(129)	(181)
Originations of loans held for sale	(15,262)	(23,122)
Proceeds from sale of loans originated for sale	12,158	25,779
Decrease (increase) in accrued interest receivable	292	(16)
Decrease in other assets, net	350	855
Increase in advance payments by borrowers for taxes and insurance	90	198
Increase (decrease) in accrued expenses and other liabilities, net	332	(457)

Net cash provided by operating activities	278	4,842

Cash flows from investing activities:

Loan principal collections, net	33,465	1,293
Principal payments on mortgage-backed securities	5,089	6,475
Proceeds from sales of investment securities	2,002	—
Purchases of investment securities	—	(5,351)
Maturities and calls of investment securities	—	1,500
Proceeds from sales of OREO	62	2,715
Purchase of banking premises and equipment	(448)	(61)

Net cash provided by investing activities	40,170	6,571

Cash flows from financing activities:

Net decrease in deposits	(3,025)	(33,856)
Repayment of advances from FHLB of Boston	(15,058)	(3,056)
Repayments of short-term borrowings	—	(873)
Cash dividends paid	(398)	(396)

Net cash used in financing activities	18,481	(38,181)

Net increase (decrease) in cash and cash equivalents	21,966	(26,758)
Cash and cash equivalents at beginning of period	16,536	42,422

Cash and cash equivalents at end of period	$38,502	$15,654

Cash paid during the period for:
Interest	$4,378	$6,426
Income taxes	$125	$—
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$—	$77
Accretion of Series A preferred stock issuance costs	$59	$55
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2010
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as “the Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 18, 2010. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46R, a revision of Interpretation No. 46 Consolidation of Variable Interest Entities — an Interpretation of Accounting Research Bulletin No. 51, which is now codified as part of FASB Accounting Standards Codification (“ASC”) 860 Transfers and Servicing (“ASC 860”), discussed as follows. Therefore, in accordance with ASC 860, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010. For interim reporting purposes, the Company follows the same significant accounting policies (see Note 12).
(2) Investments
     The amortized cost and fair value of investment securities available for sale at September 30, 2010, are summarized as follows:

	September 30, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Government agency and government sponsored agency mortgage-backed securities	$19,036	$823	$(10)	$19,849
Trust preferred securities	1,002	80	—	1,082

Total debt securities	20,038	903	(10)	20,931
Preferred stock	3,141	67	(56)	3,152
Common stock	2,780	276	(132)	2,924

Total	$25,959	$1,246	$(198)	$27,007

     The amortized cost and fair value of investment securities available for sale at March 31, 2010 are as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Corporate bonds	$1,752	$—	$—	$1,752
Government agency and government sponsored agency mortgage-backed securities	24,253	752	(12)	24,993
Trust preferred securities	1,002	43	—	1,045

Total debt securities	27,007	795	(12)	27,790
Preferred stock	3,394	56	(195)	3,255
Common stock	2,967	508	(152)	3,323

Total	$33,368	$1,359	$(359)	$34,368

     During the six month period ended September 30, 2010, two common stock holdings were determined to be other-than-temporarily impaired and their book values were reduced to their fair values of $118 thousand through an impairment charge of $108 thousand. This impairment charge is reflected in “Net loss from sales and write-downs of investment securities” in the Company’s consolidated statements of income.
     Temporarily impaired securities as of September 30, 2010 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(In Thousands)
Government agency and government sponsored agency mortgage-backed securities	$—	$—	$328	$(10)
Preferred stock	—	—	963	(56)
Common stock	731	(71)	491	(61)

Total temporarily impaired securities	$731	$(71)	$1,782	$(127)

     At September 30, 2010, two Federal Home Loan Mortgage Corporation (“Freddie Mac”) and one Federal National Mortgage Association (“Fannie Mae”) preferred stock securities with fair values of $88 thousand and losses of $226 thousand, respectively, were determined to be other-than-temporarily impaired and their book values were reduced to their fair values of $88 thousand through an impairment charge of $226 thousand included in “Net loss from sales and write-downs of investment securities” in the Company’s consolidated statements of income. At March 31, 2010 those three preferred stock securities had fair values of $240 thousand and unrealized losses of $62 thousand, respectively.
     The Company also had one other preferred stock investment currently in an unrealized loss position for which the fair value has increased during the six months ended September 30, 2010. The fair value of this security totaled $963 thousand with an unrealized loss of $56 thousand at September 30, 2010, compared to a fair value of $894 thousand and an unrealized loss of $128 thousand at March 31, 2010. Based on management’s analysis of this preferred stock investment, management has determined that this security is not considered to be other-than- temporarily impaired at September 30, 2010.
     The Company had one debt security in an unrealized loss position as of September 30, 2010, which has been in a continuous unrealized loss position for a period greater than twelve months. This debt security has a total fair value of $328 thousand and an unrealized loss of $10 thousand as of September 30, 2010. This debt security is a government agency mortgage—backed security. Management currently does not have the intent to sell this security and it is more likely than not that it will not have to sell this security before recovery of its cost basis. Based on management’s analysis of this security, it has been determined that this security is not considered to be other than temporarily impaired as of September 30, 2010.
     The Company had eleven equity securities with a fair value of $1.2 million and unrealized losses of $132 thousand which were temporarily impaired at September 30, 2010. The total unrealized losses relating to these securities represent approximately 10% of book value. This is a decrease when compared to the ratio of unrealized losses to book value of 15.81% at March 31, 2010. Of these eleven securities, five have been in a continuous unrealized loss position aggregating $61 thousand at September 30, 2010 for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently does not have the intent to sell these securities and it is more likely than not that it will not have to sell these securities before recovery of their cost basis. Management has determined, after a review of investment survey reports and a review of the Company’s ability to hold these securities, that the associated unrealized losses are not other-than-temporary as of September 30, 2010.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at September 30, 2010 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Government agency and government sponsored agency mortgage-backed securities

Due after one year but within five years	$3,996	$4,118	4.18%
Due after five years but within ten years	8	8	3.25
Due after ten years	15,032	15,723	5.11

	$19,036	$19,849

Trust preferred securities:
Due after ten years	$1,002	$1,082	7.78%

Total	$20,038	$20,931

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     As a member of the Federal Home Loan Bank of Boston (“FHLBB”), the Bank was required to invest in stock of the FHLBB in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever was higher. In April 2004, the FHLBB amended its capital structure at which time the Company’s FHLBB stock was converted to Class B stock.
     The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: 1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; 2) impact of legislative and regulatory changes on the FHLBB and 3) the liquidity position of the FHLBB. The FHLBB suspended its dividend for the first quarter of 2009 and has not subsequently declared a dividend. On October 28, 2010, the FHLBB announced that it has recorded positive net income for the four consecutive quarters ended September 30, 2010. However, the FHLBB stated that it remains cautious regarding additional potential credit losses in future periods due to the continued slow economic growth and less-than robust recovery in the housing market.
     The Company does not believe that its investment in the FHLBB is impaired as of September 30, 2010. However, this estimate could change in the near term in the event that: 1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; 2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or 3) capital preservation strategies being utilized by the FHLBB become ineffective.
(3) Loans
     Loans, excluding loans held for sale, as of September 30, 2010 and March 31, 2010 are summarized below (in thousands):

	September 30,	March 31,
	2010	2010
Real estate loans:
Residential real estate (1- 4 family)	$198,438	$217,053
Commercial real estate	215,607	227,938
Construction	908	2,722
Home equity lines of credit	8,572	8,817

Total real estate loans	423,525	456,530
Commercial loans	3,391	4,037
Consumer loans	1,124	943

Total loans	428,040	461,510
Less: allowance for loan losses	(3,633)	(3,038)

Total loans, net	$424,407	$458,472

     At September 30, 2010 there were thirty-six impaired loans to twenty-eight borrowers which totaled $18.6 million compared to thirty impaired loans to twenty-one borrowers at March 31, 2010 which totaled $16.5 million. Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 Receivables (“ASC 310”).
     There were nineteen loans to seventeen borrowers on nonaccrual status totaling $8.4 million as of September 30, 2010, and eleven loans to ten borrowers on nonaccrual status totaling $6.2 million as of March 31, 2010.
     At September 30, 2010 there were seventeen impaired loans to eleven borrowers totaling $10.2 million which were accruing interest. At March 31, 2010, there were twenty impaired, accruing loans totaling $10.3 million which represented eleven customer relationships. All loans modified in troubled debt restructurings are included in impaired loans.
     During the six months ended September 30, 2010, troubled debt restructurings totaled $9.3 million and were comprised of four residential real estate loan relationships which totaled $1.5 million, and four commercial real estate loan relationships which totaled $7.8 million.

     The following is a summary of information pertaining to impaired loans for the dates and periods specified (In Thousands):

	At September 30,	At March 31,
	2010	2010
Impaired loans with a valuation allowance	$3,606	$3,009
Impaired loans without a valuation allowance	15,004	13,506

Total impaired loans	$18,610	$16,515

Specific valuation allowance related to impaired loans	$1,094	$354

     A summary of changes in the allowance for loan losses for the three and six months ended September 30, 2010 and 2009 follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$3,336	$3,064
Provision charged to expense	300	200
Less: charge-offs	(5)	(548)
Add: recoveries	2	3

Balance at end of period	$3,633	$2,719

	Six Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$3,038	$3,191
Provision charged to expense	600	250
Less: charge-offs	(7)	(726)
Add: recoveries	2	4

Balance at end of period	$3,633	$2,719

(4) Deposits
     Deposits at September 30, 2010 and March 31, 2010 are summarized as follows (in thousands):

	September 30,	March 31,
	2010	2010
Demand deposit accounts	$42,850	$41,959
NOW accounts	30,872	29,358
Passbook and other savings accounts	54,198	53,544
Money market deposit accounts	79,506	79,745

Total non-certificate accounts	207,427	204,606

Term deposit certificates:
Certificates of $100,000 and above	50,349	51,695
Certificates of less than $100,000	78,368	82,868

Total term deposit certificates	128,717	134,563

Total deposits	$336,144	$339,169

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2010 the interest rate was 2.73%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     The Company’s other comprehensive income and related tax effect for the three and six months ended September 30, 2010 and 2009 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$406	$168	$238	$1,358	$545	$813
Less: reclassification adjustment for net losses included in net income	(226)	(93)	(133)	—	—	—

Other comprehensive gain	$632	$261	$371	$1,358	$545	$813

	For the Six Months Ended			For the Six Months Ended
	September 30, 2010			September 30, 2009
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized (losses) gains on securities:
Unrealized net holding losses during period	$(136)	$(57)	$(79)	$3,562	$1,415	$2,147
Less: reclassification adjustment for net losses included in net income	(184)	(78)	(106)	—	—	—

Other comprehensive gain	$48	$21	$27	$3,562	$1,415	$2,147

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At September 30, 2010, none of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On October 21, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about November 19, 2010 to common stockholders of record as of November 5, 2010. Also on October 21, 2010, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125 thousand to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
     Management has reviewed events through the issuance of the interim financial statements, concluding that no other subsequent events occurred requiring accrual or disclosure.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At September 30, 2010 and 2009, there were approximately 165,000 and 186,000 unallocated ESOP shares, respectively.
     The following depicts a reconciliation of earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Amounts in thousands except		(Amounts in thousands except
	per share amounts)		per share amounts)
Net income as reported	$401	$604	$1,139	$901

Less preferred dividends and accretion	(155)	(153)	(309)	(305)

Net income available to common stockholders	$246	$451	$830	$596

Weighted average number of common shares outstanding	1,667,151	1,639,951	1,667,151	1,639,951

Weighted average number of unallocated ESOP shares	(166,654)	(188,161)	(169,343)	(190,850)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,500,497	1,451,790	1,497,808	1,449,101

Incremental shares from the assumed exercise of dilutive securities	102,467	46,536	97,127	24,363

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,602,963	1,498,326	1,594,935	1,473,465

Earnings per common share

Basic	$0.16	$0.31	$0.55	$0.41

Diluted	$0.15	$0.30	$0.52	$0.40

     At September 30, 2010, 41,669 stock options were anti-dilutive and therefore excluded from the above calculation for the three and six-month periods ended September 30, 2010. At September 30, 2009, 67,353 stock options were anti-dilutive and, therefore, excluded from the above calculation for the three and six-month periods ended September 30, 2009.
(10) Stock-Based Compensation
     The Company accounts for stock-based compensation pursuant to ASC 718 Compensation — Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2010, 63,800 shares remained unissued and available for award under the Incentive Plan.
     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the six months ended September 30, 2010 and 2009.
     The Company awarded options to purchase 10,000 shares and granted 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. During the fiscal year ended March 31, 2010, 30,000 restricted shares were issued and 2,800 vested restricted shares were forfeited. Additionally, the Company did not grant any stock options or stock grants during the six months ended September 30, 2010. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The restricted shares granted in fiscal 2010 vest over a two-year life. Stock-based compensation totaled $101,000 and $81,000 for the three months ended September 30, 2010 and 2009, respectively, and $201,000 and $161,000 for the six months ended September 30, 2010 and September 30, 2009, respectively.
     Stock option activity was as follows for the six months ended September 30, 2010:

	Number of	Weighted
	Shares	Exercise Price
Outstanding at March 31, 2010	53,608	$26.62
Exercised	—	—
Forfeited	(11,939)	$23.40
Expired

Outstanding at September 30, 2010	41,669	$27.54

Exercisable at September 30, 2010	37,669	$27.15

     As of September 30, 2010, the expected future compensation costs related to options and restricted stock vesting is as follows: $201 thousand during the final six months of the fiscal year ending March 31, 2011, and $272 thousand during the first seven months of the fiscal year ending March 31, 2012.

     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at September 30, 2010 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)
	$16.63	6,684	(2)	0.2	$—
	28.99	24,985	(2)	4.4	—
	31.20	10,000	(3)	6.0	—

Average/Total	$27.54	41,669		4.2	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $12.46 on September 30, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2010, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 60% vested at September 30, 2010.
     A summary of restricted stock activity under all Company plans for the six months ended September 30, 2010 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2010	46,800	$16.51
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2010	46,800	$16.51

(11) Bank-Owned Life Insurance
     The Bank follows ASC 325 Investments — Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.8 million at September 30, 2010.
(12) Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance on Accounting for Transfers of Financial Assets, now incorporated into ASC 860 Transfers and Servicing, which amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The guidance was adopted as of April 1, 2010 and has not had a material impact on the Company’s consolidated financial statements. The guidance may impact the accounting for loan participations entered into by the Bank after April 1, 2010.
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
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements, but has required disaggregation of certain fair-value measurements as well as additional disclosures.
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
     The only assets of the Company recorded at fair value on a recurring basis at September 30, 2010 and March 31, 2010 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at September 30, 2010 were collateral dependent loans that have required adjustments to their carrying amounts as a result of impairment. The assets of the Company recorded at fair value on a nonrecurring basis at March 31, 2010 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
At September 30, 2010
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$19,849	$—	$19,849
Trust preferred securities	—	1,082	—	1,082
Preferred stock	—	3,152	—	3,152
Common stock	2,924	—	—	2,924
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	5,357	5,357

	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
At March 31, 2010
Assets recorded at fair value on a recurring basis:
Securities available for sale
Corporate bonds	$—	$1,752	$—	$1,752
Government agency and government sponsored agency mortgage-backed securities	—	24,993	—	24,993
Trust preferred securities	—	1,045	—	1,045
Preferred stock	—	3,255	—	3,255
Common stock	3,323	—	—	3,323
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value	—	—	7,203	7,203
OREO	—	—	60	60
     There were no Level 3 securities at September 30, 2010 or March 31, 2010. The Company did not have any sales or purchases of Level 3 available for sale securities during the period. Additionally, there were no transfers of
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At September 30, 2010, impaired loans measured at fair value using Level 3 inputs amounted to $5.3 million, which represents seven customer relationships, compared to six customer relationships which totaled $7.2 million at March 31, 2010. There were no impaired loans measured at fair value using Level 2 inputs at September 30, 2010 or March 31, 2010. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at September 30, 2010 and March 31, 2010 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. As of September 30, 2010, the Company had no OREO.
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
     Investment Securities Available for Sale — The fair values presented for investment securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
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
     Stock in FHLBB — The carrying amount reported in the balance sheet for FHLBB stock approximates its fair value.
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
     Advances from FHLBB — Fair values of non-callable advances from the FHLBB are estimated based on the discounted cash flows of scheduled future payments using the respective quarter-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLBB are estimated using indicative pricing provided by the FHLBB.
     Subordinated Debentures — The fair value of one subordinated debenture totaling $5.2 million whose interest rate is adjustable quarterly is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.
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

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$4,761	$4,761	$4,328	$4,328
Short-term investments	33,741	33,741	12,208	12,208
Investment securities	27,007	27,007	34,368	34,368
Loans held for sale	3,629	3,629	392	392
Net loans	424,407	424,371	458,472	458,557
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,604	1,604	1,896	1,896

Liabilities
Deposits	$336,144	$336,906	$339,169	$329,749
Advances from FHLB of Boston	128,411	140,118	143,469	150,949
Subordinated debentures	11,341	8,160	11,341	8,226
Advance payments by borrowers for taxes and insurance	1,739	1,739	1,649	1,649
Accrued interest payable	424	424	517	517

Off-Balance Sheet Instruments	$22,822	$22,822	$27,257	$27,257
(14) Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”); and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, as of September 30, 2010 the Company and the Bank met all regulatory requirements to be considered well capitalized.
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 18, 2010, which are available through the SEC’s website at www.sec.gov., and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 13, 2010. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
General
     The Company is a Massachusetts bank holding company established in 1998 to be the holding company for Central Co-operative Bank (the “Bank”). The Company’s primary business activity is the ownership of all of the outstanding capital stock of the Bank. Accordingly, the information set forth in this report, including the consolidated financial statements and related data, relates primarily to the Bank.
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
     The following is a discussion and analysis of the Company’s results of operations for the three and six months ended September 30, 2010 and 2009 and its financial condition at September 30, 2010 compared to March 31, 2010. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2009 utilizing 2009 average earnings and average book multiples of bank sales transactions, and management determined that no impairment existed at that date. Additionally, no facts or circumstances have arisen after the Company’s testing date to warrant an interim analysis.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of September 30, 2010, 63,800 shares remained available for issue under the Incentive Plan.
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
Comparison of Financial Condition at September 30, 2010 and March 31, 2010
     Total assets were $525.9 million at September 30, 2010 compared to $542.4 million at March 31, 2010, representing a decrease of $16.6 million, or 3.1%. The decrease in total assets reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, including the use of loan repayment, and investment maturity and repayment proceeds to fund certain maturing deposits and borrowings. Total loans (excluding loans held for sale) were $428.0 million at September 30, 2010, compared to $461.5 million at March 31, 2010, representing a decrease of $33.5 million, or 7.3%. This decrease was primarily due to decreases in residential and home equity loans of $18.6 million and $245 thousand, respectively, as well as decreases in construction and commercial real estate loans of $14.1 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan. Residential and home equity loans decreased from $225.9 million at March 31, 2010 to $207.0 million at September 30, 2010 due to higher than expected residential loan payoffs. Commercial and industrial loans decreased from $4.0 million at March 31, 2010 to $3.4 million at September 30, 2010 primarily due to the scheduled repayment of principal. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At September 30, 2010, the commercial real estate concentration ratio was 436%, compared to a ratio of 466% at March 31, 2010. Additionally, the commercial real estate concentration ratio was 600% at March 31, 2009.
     The allowance for loan losses totaled $3.6 million at September 30, 2010 compared to $3.0 million at March 31, 2010, representing a net increase of $600 thousand, or 19.6%. This net increase was primarily due to a provision of $600 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both September 30, 2010 and March 31, 2010. See Comparison of Operating Results for the Quarters Ended September 30, 2010 and 2009 — “Provision for Loan Losses”.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended September 30, 2010 should be sold in the secondary market, rather than being retained in the Bank’s portfolio. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $38.5 million at September 30, 2010 compared to $16.5 million at March 31, 2010, representing an increase of $22.0 million, or 132.8%. During the six months ended September 30, 2010, in general, proceeds from loan and investment pay-downs and maturities were utilized to fund deposit withdrawals and maturing borrowings, with the remaining funds contributing to the increase in cash and cash equivalents.
     Investment securities totaled $37.1 million at September 30, 2010 compared to $44.5 million at March 31, 2010, representing a decrease of $7.4 million, or 16.6%. The decrease in investment securities is primarily due to the repayment of $5.1 million in principal on mortgage backed securities, the sale of $2.0 million in corporate bonds, partially offset by a net increase of $48 thousand in the market value of available for sale securities. Stock in the FHLBB totaled $8.5 million at both September 30, 2010 and March 31, 2010.
     Banking premises and equipment, net, totaled $2.9 million and $2.8 million at September 30, 2010 and March 31, 2010, respectively.
     Other real estate owned totaled $0 at September 30, 2010, compared to $60 thousand at March 31, 2010 as the Company’s one parcel of foreclosed property was sold during the quarter ended June 30, 2010.
     Deferred tax asset totaled $4.8 million at September 30, 2010 compared to $4.7 million at March 31, 2010. The increase in deferred tax asset is primarily the result of the increased deferred tax benefit resulting from the impairment write-downs on three preferred stock investments.
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.8 million at September 30, 2010 as compared to $6.7 million as of March 31, 2010.
     Total deposits amounted to $336.1 million at September 30, 2010 compared to $339.2 million at March 31, 2010, representing a decrease of $3.0 million or 0.9%. The decrease was a result of the combined effect of a $5.8 million decrease in certificates of deposit, partially offset by a net increase in core deposits of $2.8 million (consisting of all non-certificate accounts). Management utilized cash and short-term investments to fund certain maturing higher-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
     FHLBB advances amounted to $128.4 million at September 30, 2010 compared to $143.5 million at March 31, 2010, representing a decrease of $15.1 million, or 10.5%, as maturing advances were not renewed but were instead funded with available cash.
     The net increase in stockholders’ equity from $45.1 million at March 31, 2010 to $46.2 million at September 30, 2010 is primarily the result of net income of $1.1 million, partially offset by $398 thousand of dividends paid to common and preferred shareholders.

Comparison of Operating Results for the Quarters Ended September 30, 2010 and 2009
     Net income available to common shareholders for the quarter ended September 30, 2010 was $246 thousand, or $0.15 per diluted common share, as compared to net income available to common shareholders of $451 thousand, or $0.30 per diluted common share, for the comparable prior year quarter. The decrease was primarily due to a $442 thousand increase in non-interest expenses, a $119 thousand decrease in non-interest income and a $100 thousand increase in the provision for loan losses, partially offset by a $349 thousand increase in net interest income. Additionally, for each of the quarters ended September 30, 2010 and 2009, net income available to common shareholders was reduced by $125 thousand for allocated dividends paid to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and a warrant to purchase 234,732 shares of the Company’s common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $620 thousand, or 8.6%, to $6.6 million for the quarter ended September 30, 2010 as compared to $7.2 million during the same period of 2009. During the quarter ended September 30, 2010, the yield on interest-earning assets decreased by 24 basis points primarily due to a 21 basis point reduction in the yield on mortgage loans. Contributing to the reduced yield on mortgage loans were decreases in commercial real estate and construction loans as management refocused its lending emphasis in the current market environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan.
     Interest Expense. Interest expense decreased by $969 thousand, or 31.9%, to $2.1 million for the quarter ended September 30, 2010 as compared to $3.0 million for the same period of 2009 primarily due to decreases in the average rates paid on deposits and FHLBB borrowings. The cost of deposits decreased by 70 basis points from 1.62% for the quarter ended September 30, 2009 to 0.92% for the quarter ended September 30, 2010, as some higher-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $128.4 million for the quarter ended September 30, 2010, compared to $151.0 million for the same period in 2009, a decline of $22.6 million. The average balance of lower-costing non-maturity deposits increased by $4.7 million to $164.8 million for the quarter ended September 30, 2010, as compared to an average balance of $160.1 million during the same period of 2009. The average balance of FHLBB borrowings decreased by $11.4 million, from $141.5 million for the quarter ended September 30, 2009 to $130.1 million for the quarter ended September 30, 2010. The average cost of these funds declined as management utilized short-term investments to fund maturing, relatively higher-rate advances during the quarter ended September 30, 2010.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$437,772	$6,211	5.68%	$455,760	$6,714	5.89%
Other loans	4,457	65	5.83	5,881	86	5.85
Investment securities	30,118	316	4.20	45,171	412	4.69
Federal Home Loan Bank Stock	8,518	—	—	8,518	—	—
Short-term investments	19,981	13	0.26	19,573	13	0.27

Total interest-earning assets	500,868	6,605	5.27	524,903	7,225	5.51

Allowance for loan losses	(3,403)			(3,092)
Noninterest-earning assets	27,707			30,314

Total assets	$525,150			$552,125

Interest-bearing liabilities:
Deposits	$293,220	674	0.92	$311,074	1,262	1.62
Advances from FHLB of Boston	130,120	1,254	3.85	141,537	1,629	4.60
Other borrowings	11,341	142	5.01	12,541	148	4.72

Total interest-bearing liabilities	434,681	2,070	1.90	465,152	3,039	2.61

Noninterest-bearing liabilities	44,618			44,403

Total liabilities	479,299			509,555

Stockholders’ equity	45,851			42,570

Total liabilities and stockholders’ equity	$525,150			$552,125

Net interest and dividend income		$4,535			$4,186

Net interest spread			3.37%			2.90%

Net interest margin			3.62%			3.19%

          Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended September 30, 2010 and 2009, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on these analyses, a provision for loan losses of $300 thousand was recorded during the quarter ended September 30, 2010 and a provision for loan losses of $200 thousand was recorded during the quarter ended September 30, 2009.
     Management continues to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2010, nonperforming loans totaled $8.4 million as compared to $6.2 million on March 31, 2010. All nineteen of the loans constituting this category at September 30, 2010, are secured by real estate collateral that is predominantly located in the Bank’s market area. Eighteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income decreased by $119 thousand from $410 thousand during the quarter ended September 30, 2009 to $291 thousand during the quarter ended September 30, 2010. The decrease of $119 thousand was primarily due to other-than-temporary impairment write-downs of $226 thousand during the quarter ended September 30, 2010 on three available-for-sale preferred equity securities, compared to $0 during the same quarter of 2009. The aforementioned decrease in non-interest income was partially offset by a $55 thousand increase in the gain on sale of loans due to increased loan sale activity during the three months ended September 30, 2010, and a $37 thousand increase in third-party brokerage income.
     Noninterest Expenses. Noninterest expenses increased by $442 thousand or 12.7%, to $3.9 million for the quarter ended September 30, 2010 as compared to $3.5 million during the quarter ended September 30, 2009. This net increase was comprised of a $409 thousand increase in salary and employee benefits, a $121 thousand increase in professional services, a $25 thousand increase in marketing expenses, a $9 thousand increase in FDIC deposit insurance premiums and an $8 thousand increase in data processing costs, partially offset by decreases in other expenses of $96 thousand and occupancy and equipment related expenses of $34 thousand. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $409 thousand, or 21.6%, to $2.3 million during the quarter ended September 30, 2010 as compared to $1.9 million during the quarter ended September 30, 2009 primarily due to increases of $74 thousand for non-deposit investment product and loan origination commissions, $95 thousand for incentive compensation related accruals, and a $90 thousand recovery from a vendor for a benefits related settlement recorded during the quarter ended September 30, 2009.
     FDIC deposit insurance premiums increased by $9 thousand to $147 thousand during the quarter ended September 30, 2010 compared to $138 thousand during the same quarter of 2009.
     Advertising and marketing expenses increased by $25 thousand to $33 thousand during the quarter ended September 30, 2010 as compared to $8 thousand during the same period of 2009 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $34 thousand, or 6.2%, to $518 thousand during the quarter ended September 30, 2010 as compared to $552 thousand during the same period of 2009 primarily due to decreases in amortization of leasehold improvements, depreciation of furniture, fixtures and equipment, and maintenance costs, partially offset by increases in utilities, real estate taxes, security expenses and rents.
     Data processing fees increased by $8 thousand, or 3.9%, to $213 thousand during the quarter ended September 30, 2010 as compared to $205 thousand during the same period of 2009 due to increases in certain processing costs.
     Professional fees increased by $121 thousand, or 90.3% to $255 thousand during the quarter ended September 30, 2010 as compared to $134 thousand during the same period of 2009 primarily due to increases in loan workout-related expenses, contract labor costs and legal fees.
     Other expenses decreased by $96 thousand, or 17.4%, to $455 thousand during the quarter ended September 30, 2010 as compared to $551 thousand during the quarter ended September 30, 2009 primarily as a result of a decrease in OREO expenses of $130 thousand and an increase in office supplies expenses of $18 thousand.

     Income Taxes. The effective income tax rate for the quarter ended September 30, 2010 was 34.1%, compared to an effective income tax rate of 33.7% for the same quarter in 2009. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.
Comparison of Operating Results for the Six Months Ended September 30, 2010 and 2009
     Net income available to common shareholders for the six months ended September 30, 2010 was $831 thousand, or $0.52 per diluted share, as compared to net income of $595 thousand, or $0.40 per diluted share, during the six months ended September 30, 2009. Items primarily affecting the Company’s earnings for the six months ended September 30, 2010 when compared to the six months ended September 30, 2009 were: an overall 75 basis point decrease in the cost of interest-bearing liabilities, partially offset by an increase in the provision for loan losses of $350 thousand; net loss on sales and write-downs of investment securities of $184 thousand; and an increase in non-interest expenses of $272 thousand. Non interest expenses increased primarily due to increases in salaries and benefits of $545 thousand, and professional fees of $129 thousand, partially offset by decreases in FDIC deposit insurance of $193 thousand, and foreclosure and collection expenses of $150 thousand Additionally, for the six months ended September 30, 2010, net income was reduced by $250 thousand allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $963 thousand, or 6.7%, to $13.5 million for the six months ended September 30, 2010 compared to $14.4 million for the same period of 2009 primarily due to decreases in the average balances of investment securities and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of investment securities declined as maturities and principal repayments were used to fund loan growth, deposit withdrawals and the repayment of borrowings. The yield on short-term investments was 0.24% during the six months ended September 30, 2010 as compared to 0.26% during the same period of 2009 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 0.25% during the six months ended September 30, 2010 and September 30, 2009.
     Interest Expense. Interest expense decreased by $2.1 million, or 32.9%, to $4.3 million for the six months ended September 30, 2010 compared to $6.4 million for the same period of 2009. The cost of deposits decreased by 81 basis points from 1.76% during the quarter ended September 30, 2009 to 0.95% during the quarter ended September 30, 2010, as some higher-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $161.4 million during the six months ended September 30, 2009, compared to $129.4 million for the same period in 2010, a decline of $32 million. The average balance of lower-costing non-maturity deposits increased by $7.6 million to $206.5 million for the six months ended September 30, 2010, as compared to an average balance of $198.9 million during the same period of 2009. The average balance of FHLBB borrowings decreased by $8.9 million, from $143.0 million during the six months ended September 30, 2009 to $134.1 million during the same period of 2010. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings increased as a portion of these borrowings are adjustable and the average rate paid during the six months ended September 30, 2010 was 4.92%, compared to an average rate of 4.83% during the same period of 2009.

     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2010 compared to the six months ended September 30, 2009:

	Six Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$444,378	$12,677	5.71%	$453,819	$13,412	5.91%
Other loans	4,605	134	5.82	6,021	176	5.85
Investment securities	31,821	619	3.89	35,233	792	4.50
Federal Home Loan Bank Stock	8,518	—	—	8,518	—	—
Short-term investments	16,536	20	0.24	25,780	33	0.26

Total interest-earning assets	505,869	13,450	5.32	529,371	14,413	5.45

Allowance for loan losses	(3,272)			(3,135)
Noninterest-earning assets	27,825			33,941

Total assets	$530,422			$560,177

Interest-bearing liabilities:
Deposits	$293,588	1,390	.95	$317,731	2,800	1.76
Advances from FHLB of Boston	134,071	2,611	3.89	143,009	3,279	4.59
Other borrowings	11,341	279	4.92	12,431	300	4.83

Total interest-bearing liabilities	439,000	4,280	1.95	473,171	6,379	2.70

Noninterest-bearing liabilities	45,809			45,142

Total liabilities	484,809			518,313

Stockholders’ equity	45,613			41,864

Total liabilities and stockholders’ equity	$530,422			$560,177

Net interest and dividend income		$9,170			$8,034

Net interest spread			3.37%			2.75%

Net interest margin			3.63%			3.04%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the six-month period ended September 30, 2010, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Based on this analysis, the Company recorded a provision of $600 thousand for the six months ended September 30, 2010 compared to a provision for loan losses of $250 thousand during the corresponding 2009 period.
     Management continues to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2010, nonperforming loans totaled $8.4 million as compared to $6.2 million at March 31, 2010. Of the nineteen loans constituting this category at September 30, 2010, all are secured by real estate collateral that is predominantly located in the Bank’s market area. Eighteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income decreased by $125 thousand from $944 thousand during the six months ended September 30, 2009 to $819 thousand during the six months ended September 30, 2010. The decrease was primarily due to net losses on the sales and write-downs on investments, which totaled $184 thousand during the six months ended September 30, 2010 compared to $0 during the prior year period. Additionally, gains on sales of loans decreased by $52 thousand due to decreased loan origination and sale activity. Partially offsetting the aforementioned decreases were increases in brokerage income of $76 thousand, deposit fees of $25 thousand and other income of $10 thousand.
     Noninterest Expenses. Noninterest expense increased by $272 thousand, or 3.7% to $7.7 million during the six months ended September 30, 2010 as compared to $7.4 million during the same period of 2009. This increase is due to increases in salaries and other benefits of $545 thousand, a $129 thousand increase in other professional fees, a $13 thousand increase in marketing expenses and a $2 thousand increase in data processing costs, partially offset by a $193 thousand decrease in FDIC insurance premiums, a $160 thousand decrease in other expenses and a $64 thousand decrease in occupancy and equipment costs. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $545 thousand, or 13.8%, to $4.5 million during the six months ended September 30, 2010 as compared to $3.9 million during the same period of 2009 primarily due to increases of $104 thousand for non-deposit investment product and loan origination commissions, $95 thousand for incentive compensation related accruals and a $90 thousand recovery from a vendor for a benefits related settlement recorded during the quarter ended September 30, 2009.
     FDIC deposit insurance premiums decreased by $193 thousand to $287 thousand during the six months ended September 30, 2010 compared to $480 thousand during the same period of 2009. This decrease was primarily due to a $270 thousand special assessment which was recorded during the quarter ended June 30, 2009.
     Advertising and marketing expenses increased by $13 thousand to $97 thousand during the six months ended September 30, 2010 as compared to $84 thousand during the same period of 2009 as management strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $64 thousand, or 5.9%, to $1.0 million during the six months ended September 30, 2010 as compared $1.1 million during the same period of 2009 primarily due to decreases in the amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and decreases on certain fuel costs, partially offset by increases in real estate taxes, utilities, bank building expenses, and rental income.
     Data processing costs increased by $2 thousand, or 0.5%, to $417 thousand during the six months ended September 30, 2010 as compared to $415 thousand during the same period of 2009 due to increases in certain processing costs.
     Income Taxes. The effective income tax rate for the six months ended September 30, 2010 was 33.7%, compared to an effective income tax rate of 31.7% for the same period of 2009. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.

Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLBB and funds from operations. The Bank is a voluntary member of the FHLBB and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLBB. At September 30, 2010, the Company had approximately $58.1 million in unused borrowing capacity at the FHLBB. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $8.6 million at September 30, 2010.
     At September 30, 2010, the Company had commitments to originate loans, unused outstanding lines of credit, and undisbursed proceeds of loans totaling $22.8 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2010, the Company believes it has sufficient funds available to meet its current loan commitments.
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
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At September 30, 2010, the Company had liquid assets of $345 thousand.

     The following table sets forth the capital positions of the Company and the Bank at September 30, 2010:

	At September 30, 2010
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp:
Tier 1 Leverage	9.88%	5.0%
Tier 1 Risk-Based Ratio	15.61%	6.0%
Total Risk-Based Ratio	16.71%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	8.75%	5.0%
Tier 1 Risk-Based Ratio	13.81%	6.0%
Total Risk-Based Ratio	14.94%	10.0%
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
     For the year ended March 31, 2010 and for the six months ended September 30, 2010, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on June 18, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 13, 2010. At September 30, 2010, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2010.
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

CENTRAL BANCORP, INC. Registrant

November 12, 2010	By:	/s/ John D. Doherty

John D. Doherty
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 12, 2010	By:	/s/ Paul S. Feeley

Paul S. Feeley
Senior Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)