Form 10-Q
period 2010-12-31
CENTRAL BANCORP INC /MA/
filed 2011-02-15
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock, $1.00 par value	1,667,151

Class	Outstanding at February 11, 2011

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(In Thousands, Except Share and Per Share Data)	December 31, 2010	March 31, 2010
ASSETS
Cash and due from banks	$3,852	$4,328
Short-term investments	47,267	12,208

Cash and cash equivalents	51,119	16,536

Investment securities available for sale, at fair value (Note 2)	28,253	34,368
Stock in Federal Home Loan Bank of Boston, at cost (Note 2)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	38,347	44,462

Loans held for sale, at fair value	410	392

Loans (Note 3)	405,180	461,510
Less allowance for loan losses	(3,748)	(3,038)

Loans, net	401,432	458,472

Accrued interest receivable	1,416	1,896
Banking premises and equipment, net	2,851	2,759
Deferred tax asset, net	3,302	4,681
Other real estate owned	132	60
Goodwill, net	2,232	2,232
Bank owned life insurance (Note 11)	6,905	6,686
Other assets	4,185	4,268

Total assets	$512,331	$542,444

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$325,152	$339,169
Federal Home Loan Bank advances	126,382	143,469
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,605	1,649
Accrued expenses and other liabilities	1,220	1,703

Total liabilities	465,700	497,331

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at December 31, 2010 and March 31, 2010	9,677	9,589
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,667,151 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	1,667	1,667
Additional paid-in capital	4,268	4,291
Retained income	35,279	34,482
Accumulated other comprehensive income (Note 6)	950	810
Unearned compensation — ESOP	(5,210)	(5,726)

Total stockholders’ equity	46,631	45,113

Total liabilities and stockholders’ equity	$512,331	$542,444

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In Thousands, Except Share and Per Share Data)	2010	2009	2010	2009
Interest and dividend income:
Mortgage loans	$5,746	$6,689	$18,423	$20,101
Other loans	49	74	183	249
Investments	365	317	984	1,109
Short-term investments	27	8	47	41

Total interest and dividend income	6,187	7,088	19,637	21,500

Interest expense:
Deposits	573	896	1,962	3,696
Advances from Federal Home Loan Bank of Boston	1,226	1,675	3,837	4,954
Other borrowings	140	140	420	440

Total interest expense	1,939	2,711	6,219	9,090

Net interest and dividend income	4,248	4,377	13,418	12,410
Provision for loan losses	300	100	900	350

Net interest and dividend income after provision for loan losses	3,948	4,277	12,518	12,060

Noninterest income:
Deposit service charges	266	265	777	752
Net gain (loss) from sales and write-downs of investment securities	13	(81)	(170)	(81)
Net gains on sales of loans	111	63	241	244
Bank owned life insurance	75	76	219	228
Other	87	56	305	181

Total noninterest income	552	379	1,372	1,324

Noninterest expenses:
Salaries and employee benefits	2,292	2,021	6,784	5,969
Occupancy and equipment	523	552	1,548	1,639
Data processing fees	212	222	629	637
Professional fees	233	201	730	569
FDIC deposit premiums	139	489	426	969
Advertising and marketing	24	70	121	154
Other expenses	402	428	1,268	1,453

Total noninterest expenses	3,825	3,983	11,506	11,390

Income before income taxes	675	673	2,384	1,994
Provision for income taxes	330	307	900	726

Net income	$345	$366	$1,484	$1,268

Net income available to common shareholders	$191	$213	$1,021	$809

Earnings per common share — basic (Note 9)	$0.13	$0.15	$0.68	$0.56

Earnings per common share — diluted (Note 9)	$0.12	$0.14	$0.64	$0.54

Weighted average common shares outstanding — basic	1,505,873	1,457,136	1,500,497	1,451,780

Weighted average common and equivalent shares outstanding — diluted	1,633,165	1,511,806	1,608,120	1,487,318
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Number of
	Shares of		Number of				Accumulated
	Series A	Series A	Shares of		Additional		Other	Unearned	Total
	Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Nine Months Ended December 31, 2009
Balance at March 31, 2009	10,000	$9,476	1,639,951	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239
Net income	—	—	—	—	—	1,268	—	—	1,268
Other comprehensive gain, net of tax expense of $1,503:
Unrealized gain on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	2,302	—	2,302

Comprehensive income									3,570

Dividends paid to common stockholders ($0.15 per share)	—	—	—	—	—	(219)	—	—	(219)
Preferred stock accretion of discount and issuance costs	—	83	—	—	—	(83)	—	—	—
Dividends paid on preferred stock	—	—	—	—		(375)	—	—	(375)
Forfeiture of restricted common stock	—	—	(2,800)	(3)	3	—	—	—	—
Stock-based compensation (Note 10)	—	—	—	—	237	—	—	—	237
Amortization of unearned compensation — ESOP	—	—	—	—	(397)	—	—	517	120

Balance at December 31, 2009	10,000	$9,559	1,637,151	$1,637	$4,214	$33,984	$76	$(5,898)	$43,572

Nine Months Ended December 31, 2010
Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113
Net income	—	—	—	—	—	1,484	—	—	1,484
Other comprehensive gain, net of tax expense of $90:
Unrealized gain on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	140	—	140

Comprehensive income									1,623

Dividends paid to common stockholders ($0.15 per share)	—	—	—	—	—	(224)	—	—	(224)
Preferred stock accretion of discount and issuance costs	—	88	—	—	—	(88)	—	—
Dividends paid on preferred stock	—	—	—	—	—	(375)	—	—	(375)
Stock-based compensation (Note 10)	—	—	—	—	302	—	—	—	302
Amortization of unearned compensation — ESOP	—	—	—	—	(325)	—	—	516	191

Balance at December 31, 2010	10,000	$9,677	1,667,151	$1,667	$4,268	$35,279	$950	$(5,210)	$46,631

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2010	2009
Cash flows from operating activities:

Net income	$1,484	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	597
Amortization of premiums	179	250
Provision for loan losses	900	350
Deferred tax provision	1,289	92
Stock-based compensation and amortization of unearned compensation — ESOP	493	357
Net losses from sales and write-downs of investment securities	170	81
Bank-owned life insurance income	(219)	(228)
(Gain) loss on sale of OREO	(2)	60
Gains on sales of loans held for sale	(241)	(244)
Originations of loans held for sale	(20,621)	(31,673)
Proceeds from sale of loans originated for sale	20,844	31,913
Decrease in accrued interest receivable	480	93
Decrease (increase) in other assets, net	83	(1,494)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(44)	127
Decrease in accrued expenses and other liabilities, net	(483)	(184)

Net cash provided by operating activities	4,782	1,365

Cash flows from investing activities:

Loan principal collections (originations), net	56,008	(7,758)
Principal payments on mortgage-backed securities	7,129	10,412
Proceeds from sales of investment securities	2,090	—
Purchases of investment securities	(3,223)	(11,026)
Maturities and calls of investment securities	—	1,500
Proceeds from sales of OREO	62	2,926
Purchase of banking premises and equipment	(562)	(81)

Net cash provided (used in) by investing activities	61,504	(4,027)

Cash flows from financing activities:

Net decrease in deposits	(14,017)	(30,593)
(Repayment of) proceeds from advances from FHLB of Boston	(17,087)	10,915
Repayments of short-term borrowings	—	(1,014)
Cash dividends paid	(599)	(594)

Net cash used in financing activities	(31,703)	(21,286)

Net increase (decrease) in cash and cash equivalents	34,583	(23,948)
Cash and cash equivalents at beginning of period	16,536	42,422

Cash and cash equivalents at end of period	$51,119	$18,474

Cash paid during the period for:
Interest	$6,312	$9,097
Income taxes	—	—
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	132	77
Accretion of Series A preferred stock issuance costs	88	83
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2010
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as the “Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2010, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 18, 2010. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011 or any other period.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See Note 5).
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2010. For interim reporting purposes, the Company follows the same significant accounting policies. The following policies have been included below as an update to the Company’s existing policies included on Form 10-K for the year ended March 31, 2010.
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, write-downs, and net deferred loan origination costs and fees.
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
     Interest income on loans is recognized on an accrual basis using the simple interest method only if deemed collectible. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure, generally by 20 percent to 30 percent. Other factors considered by mangagement when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. For all loans, charge-offs occur when management believes that the collectibility of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential loans, to be impaired. However, troubled debt restructurings (“TDRs”) are also considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
     Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.
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
     The Bank provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance.
     Regarding impaired loans, the Bank individually evaluates each loan and documents what management believes to be an appropriate reserve level in accordance with ASC 310. If management does not believe that any separate reserve for such loans are deemed necessary at the evaluation date, they would continue to be evaluated separately and will not be returned to be included in the normal ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.

     The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:
■ Apartments

■ Offices

■ Retail

■ Mixed Use

■ Industrial/Other
     Monthly, CRE loans are segmented using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are somewhat arbitrary, management feels that each category represents a significantly different degree of risk from the other. Annually, for the CRE portfolio, management adjusts the appraised values which flow into the three LTV ratio categories of our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years.
     In developing ASC 450 reserve levels, recent regulatory guidance focuses on the Bank’s history as a starting point. The Bank’s charge-off history in recent years has been minimal, therefore, management continues to utilize more conservative historical loss ratios which are believed to be appropriate. Those ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At December 31, 2010, the commercial real estate concentration ratio was 402%, compared to a ratio of 466% at March 31, 2010, and 600% at March 31, 2009.
     Residential loans, home equity loans and consumer loans, other than TDRs and loans in the process of foreclosure or repossession, are collectively evaluated for impairment. Factors considered in determining the appropriate ASC 450 reserve levels are trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. TDRs and loans that are in the process of foreclosure or repossession are evaluated under ASC 310.
     Commercial and Industrial and construction loans that are not impaired are evaluated under ASC 450 and factors considered in determining the appropriate reserve levels include trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. Those loans that are individually reviewed for impairment are evaluated according to ASC 310.
     During the nine months ended December 31, 2010, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for residential real estate, commercial real estate, and commercial and industrial loans, and increased loss factors related to national and local economic conditions for commercial real estate and commercial and industrial loans. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $35 thousand for residential loans, $51 thousand for CRE loans, and $1 thousand for commercial and industrial loans.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at December 31, 2010.

     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2010 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2010 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2010 impairment testing using market capitalization was considered, however, management concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also feels that this measure does not generally reflect the premium that a buyer would typically pay for a controlling interest.
(2) Investments
     The amortized cost and fair value of investment securities available for sale at December 31, 2010, are summarized as follows:

	December 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	( In Thousands)
Government agency and government sponsored agency mortgage-backed securities	$20,176	$868	$(41)	$21,003
Trust preferred securities	1,002	71	—	1,073

Total debt securities	21,178	939	(41)	22,076
Preferred stock	3,073	60	(133)	3,000
Common stock	2,780	514	(117)	3,177

Total	$27,031	$1,513	$(291)	$28,253

The amortized cost and fair value of investment securities available for sale at March 31, 2010 are as follows:

	March 31, 2010
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Corporate bonds	$1,752	$—	$—	$1,752
Government agency and government sponsored agency mortgage-backed securities	24,253	752	(12)	24,993
Trust preferred securities	1,002	43	—	1,045

Total debt securities	27,007	795	(12)	27,790
Preferred stock	3,394	56	(195)	3,255
Common stock	2,967	508	(152)	3,323

Total	$33,368	$1,359	$(359)	$34,368

     During the nine-month period ended December 31, 2010, three common stock holdings were determined to be other-than-temporarily impaired and their book values were reduced through an impairment charge of $118 thousand. Also during the nine month period ended, December 31, 2010, two preferred stock holdings were determined to be other-than-temporarily impaired and their book values were reduced through an impairment charge of $226 thousand. This impairment charge is reflected in “Net loss from sales and write-downs of investment securities” in the Company’s consolidated statements of income.
     Temporarily impaired securities as of December 31, 2010 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$3,188	$(35)	$317	$(6)
Preferred stock	1,008	(15)	903	(118)
Common stock	390	(76)	512	(41)

Total temporarily impaired securities	$4,586	$(126)	$1,732	$(165)

     During the three month period ended December 31, 2010, the Company sold one series of Federal Home Loan Mortgage Corporation (“Freddie Mac”) preferred stock securities for a gain of $22 thousand.
     The Company had one preferred stock investment currently in an unrealized loss position for longer than twelve months for which the fair value has increased during the nine months ended December 31, 2010. The fair value of this security totaled $903 thousand with an unrealized loss of $118 thousand at December 31, 2010, compared to a fair value of $894 thousand and an unrealized loss of $128 thousand at March 31, 2010. The Company also has one other preferred stock investment in an unrealized loss position for less than twelve months. The fair value of this security totaled $1 million and an unrealized loss of $15 thousand. Based on management’s analysis of this preferred stock investment, management has determined that these securities are not considered to be other-than- temporarily impaired at December 31, 2010.
     The Company had one debt security in an unrealized loss position as of December 31, 2010, which has been in a continuous unrealized loss position for a period greater than twelve months. This debt security has a total fair value of $317 thousand and an unrealized loss of $6 thousand as of December 31, 2010. This debt security is a government agency mortgage—backed security. Management currently does not have the intent to sell this security and it is more likely than not that it will not have to sell this security before recovery of its cost basis. Based on management’s analysis of this security, it has been determined that this security is not considered to be other than temporarily impaired as of December 31, 2010.
     The Company had nine equity securities with a fair value of $902 thousand and unrealized losses of $117 thousand which were temporarily impaired at December 31, 2010. The total unrealized losses relating to these securities represent approximately 11% of book value. This is a decrease when compared to the ratio of unrealized losses to book value of 16% at March 31, 2010. Of these nine securities, two have been in a continuous unrealized loss position for greater than twelve months aggregating $18 thousand at December 31, 2010. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. The Company currently has the intent to and ability to hold sell these securities to recovery of cost basis. Management has determined, after a review of investment survey reports and a review of the Company’s ability to hold these securities, that the associated unrealized losses are not other-than-temporary as of December 31, 2010.

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at December 31, 2010 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities

Due after one year but within five years	$3,486	$3,629	4.18%
Due after five years but within ten years	11	11	4.40
Due after ten years	16,679	17,363	4.78

	20,176	21,003

Trust preferred securities:
Due after ten years	1,002	1,073	7.78%

Total	$21,178	$22,076

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
     The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; (2) impact of legislative and regulatory changes on the FHLBB and (3) the liquidity position of the FHLBB. The FHLBB suspended its dividend for the first quarter of 2009 and has not subsequently declared a dividend. On October 28, 2010, the FHLBB announced that it has recorded positive net income for the four consecutive quarters ended September 30, 2010. However, the FHLBB stated that it remains cautious regarding additional potential credit losses in future periods due to the continued slow economic growth and less-than robust recovery in the housing market.
     The Company does not believe that its investment in the FHLBB is impaired as of December 31, 2010. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLBB become ineffective.

(3) Loans
     Loans, excluding loans held for sale, as of December 31, 2010 and March 31, 2010 are summarized below (in thousands):

	December 31,	March 31,
	2010	2010
Real estate loans:
Residential real estate (1- 4 family)	$186,678	$217,053
Commercial real estate	205,832	227,938
Construction	891	2,722
Home equity lines of credit	8,460	8.817

Total real estate loans	401,861	456,530
Commercial loans	2,454	4,037
Consumer loans	865	943

Total loans	405,180	461,510
Less: allowance for loan losses	(3,748)	(3,038)

Total loans, net	$401,432	$458,472

     A summary of changes in the allowance for loan losses for the three and nine months ended December 31, 2010 and 2009 follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$3,633	$2,719
Provision charged to expense	300	100
Less: charge-offs	(185)	(44)
Add: recoveries	—	13

Balance at end of period	$3,748	$2,788

	Nine Months Ended
	December 31,
	2010	2009
Balance at beginning of period	$3,038	$3,191
Provision charged to expense	900	350
Less: charge-offs	(193)	(770)
Add: recoveries	3	17

Balance at end of period	$3,748	$2,788

     At December 31, 2010 there were twenty-eight impaired loans to twenty borrowers which totaled $16.6 million compared to thirty impaired loans to twenty-one borrowers at March 31, 2010 which totaled $16.5 million. Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 described in Note 1.
     At December 31, 2010 there were twelve impaired loans to seven borrowers totaling $7.2 million which were accruing interest. At March 31, 2010, there were twenty impaired, accruing loans totaling $10.3 million which represented eleven customer relationships. All loans modified in troubled debt restructurings are included in impaired loans.
     Non-accrual loans totaled $9.9 million as of December 31, 2010 and were comprised of five CRE customer relationships which totaled $7.0 million and twelve residential customers which totaled $2.9 million of which there were four residential customer relationships totaling $490 thousand which were not impaired. Nonaccrual loans totaled $6.2 million as of March 31, 2010 and were comprised of three CRE customer relationships which totaled $4.7 million and eight residential customer relationships which totaled $1.5 million. Total non-accrual loans includes non-accrual impaired loans as well as certain non-accrual residential loans that are not considered impaired.
Financing Receivables on Nonaccrual Status
As of:

	December 31,	March 31,
	2010	2010
Commercial real estate:
Mixed Use	$4,440	$4,729
Industrial-Other	1,547	—
Retail	773	—

Residential:
Residential-1-4 family	2,405	1,199
Condominium	494	318
Commercial:	225	—

	$9,884	$6,246

     During the nine months ended December 31, 2010, loans modified in troubled debt restructurings were comprised of five residential real estate loan relationships which totaled $1.8 million as of December 31, 2010, and four commercial real estate loan relationships which totaled $7.9 million as of December 31, 2010. There was one residential TDR charge-off of $117 thousand related to the TDRs which occurred during the nine months ended December 31, 2010. At December 31, 2010 total TDRs amounted to $10.9 million and were comprised of nine residential real estate loan relationships which totaled $2.7 million and five commercial real estate loan relationships which totaled $8.2 million. Additionally, at December 31, 2010, total accruing TDRs amounted to $7.5 million and total non-accruing TDRs amounted to $3.4 million.
     The following is a summary of information pertaining to impaired loans for the dates and periods specified (in thousands):

	At December 31,	At March 31,
	2010	2010
Impaired loans with a valuation allowance	$4,666	$3,009
Impaired loans without a valuation allowance	11,907	13,506

Total impaired loans	$16,573	$16,515

Specific valuation allowance related to impaired loans	$1,382	$354

Following is an age analysis of past due loans as of December 31, 2010 by loan portfolio classes (in thousands):
Age Analysis of Past Due Financing Receivables
As of December 31, 2010

			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
Commercial real estate:
Mixed Use	$—	$—	$4,440	$4,440	$36,542	$40,982
Apartments	1,016	—		1,016	79,797	80,813
Industrial-Other	—	—	1,547	1,547	36,740	38,287
Retail	—	—	773	773	28,984	29,757
Offices	729	—	—	729	15,264	15,993
Commercial real estate-construction	—	—	—	—	891	891

Residential:
Residential-1-4 family	23	196	2,405	2,624	158,018	160,642
Residential -Condominium	191	—	494	685	25,351	26,036
Residential- HELOC	—	—	—	—	8,460	8,460
Commercial:	9	—	225	234	2,220	2,454

Consumer:	—	—	—	—	865	865
Consumer-other

	$1,968	$196	$9,884	$12,048	$393,132	$405,180

There were no loans which were past due 90 days or more and still accruing interest as of December 31, 2010.
     Credit Quality Indicators. Management regularly reviews the problem loans in the Bank’s portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following table sets forth the balance of loans classified as pass, special mention, or substandard at December 31, 2010 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment. At December 31, 2010, there were no loans classified as doubtful or loss.
The following table displays the loan portfolio by credit quality indicators as of December 31, 2010 (in thousands):

			Home
		Residential	Equity
	Commercial	Real	Lines of	Commercial	Commercial	Consumer
	Loans	Estate	Credit	Real Estate	Construction	Loans	Total

Pass	$2,454	$183,677	$8,425	$191,135	$666	$865	$387,222
Special mention	—	1,843	35	7,103	—	—	8,981
Substandard	—	1,158	—	7,594	225	—	8,977

	$2,454	$186,678	$8,460	$205,832	$891	$865	$405,180

The following table displays the balances of non-impaired CRE loans with various Loan-to-Value (LTV) ratios by collateral type. The Bank considers this an additional credit quality indicator specifically as it relates to the CRE loan porfolio (in thousands):

	Apartments	Offices	Mixed Use	Industrial - Other	Retail	Total
< 40% LTV	$12,606	$1,327	$10,554	$6,740	$5,478	$36,705
40% - 60% LTV	24,544	8,450	12,104	10,909	17,528	73,535
> 60% LTV	31,007	5,802	16,332	9,156	3,455	65,752
Loan particiations	4,603	—	—	9,414	1,126	15,143

	$72,760	$15,579	$38,990	$36,219	$27,587	$191,135

Following is a summary of the allowance for loan losses and loans at December 31, 2010 by loan portfolio segment disaggregated by impairment method (in thousands):

		Commercial
		&
	Residential	Construction	Commercial	Consumer
	Real Estate	Real Estate	Loans	Loans	Unallocated	Total

Allowance for loan losses ending balance:
Individually evaluated for impairment	$202	$1,180	—	—	—	$1,382
Collectively evaluated for impairment	728	1,569	24	18	27	2,366

	$930	$2,749	$24	$18	$27	$3,748

Loans ending balance:
Individually evaluated for impairment	$3,039	$13,309	$225	—	—	$16,573
Collectively evaluated for impairment	192,099	193,414	2,229	865	—	388,607

	$195,138	$206,723	$2,454	$865	—	$405,180

Following is a summary of impaired loans and their related allowances within the allowance for loan losses at December 31, 2010 (in thousands):

		Unpaid
	Recorded	Principal	Related
	Investment *	Balance	Allowance
With no related allowance recorded:

Residential 1-4 Family	$1,428	$1,427	$—
Commercial Real Estate and Multi-Family	$10,307	$10,492	$—
Commercial Loans	$225	$225	$—

With an allowance recorded:
Residential 1-4 Family	$1,618	$1,787	$202
Commercial Real Estate and Multi-Family	$3,041	$3,217	$1,180

Total
Residential 1-4 Family	$3,046	$3,214	$202
Commercial Real Estate and Multi-Family	$13,348	$14,235	$1,180
Commercial Loans	$225	$225	—

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.
(4) Deposits
     Deposits at December 31, 2010 and March 31, 2010 are summarized as follows (in thousands):

	December 31,	March 31,
	2010	2010
Demand deposit accounts	$42,764	$41,959
NOW accounts	30,703	29,358
Passbook and other savings accounts	54,184	53,544
Money market deposit accounts	75,163	79,745

Total non-certificate accounts	202,814	204,606

Term deposit certificates:
Certificates of $100,000 and above	48,408	51,695
Certificates of less than $100,000	73,930	82,868

Total term deposit certificates	122,338	134,563

Total deposits	$325,152	$339,169

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2010 the interest rate was 2.74%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.

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
     The Company’s other comprehensive income and related tax effect for the three and nine months ended December 31, 2010 and 2009 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	December 31, 2010			December 31, 2009
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized gains on securities:
Unrealized net holding gains during period	$187	$68	$119	$162	$55	$107
Less: reclassification adjustment for Net gains (losses) included in net income	13	5	8	(81)	(33)	(48)

Other comprehensive gain	$174	$63	$111	$243	$88	$155

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2010			December 31, 2009
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized (losses) gains on securities:
Unrealized net holding gains during period	$60	$20	$40	$3,724	$1,470	$2,254
Less: reclassification adjustment for net losses included in net income	(170)	(70)	(100)	(81)	(33)	(48)

Other comprehensive gain	$230	$90	$140	$3,805	$1,503	$2,302

(7) Contingencies
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At December 31, 2010, none of these actions is believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On January 20, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about February 18, 2011 to common stockholders of record as of February 4, 2011. Also on January 20, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125 thousand to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
     Management has reviewed events through the issuance of the interim financial statements, concluding that no other subsequent events occurred requiring accrual or disclosure.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At December 31, 2010 and 2009, there were approximately 159,000 and 181,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of earnings per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
	(Amounts in thousands except		(Amounts in thousands except
	per share amounts)		per share amounts)
Net income as reported	$345	$366	$1,484	$1,268

Less preferred dividends and accretion	(154)	(153)	(463)	(459)

Net income available to common stockholders	$191	$213	$1,021	$809

Weighted average number of common shares outstanding	1,667,151	1,639,921	1,667,151	1,639,941

Weighted average number of unallocated ESOP shares	(161,278)	(182,785)	(166,654)	(188,161)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,505,873	1,457,136	1,500,497	1,451,780

Incremental shares from the assumed exercise of dilutive securities	127,292	54,670	107,623	35,538

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,633,165	1,511,806	1,608,120	1,487,318

Earnings per common share

Basic	$0.13	$0.15	$0.68	$0.56

Diluted	$0.12	$0.14	$0.64	$0.54

     At December 31, 2010, 34,458 stock options were anti-dilutive and therefore excluded from the above calculation for the three and nine-month periods ended December 31, 2010. At December 31, 2009, 53,608 stock options were anti-dilutive and, therefore, excluded from the above calculation for the three and nine-month periods ended December 31, 2009.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of December 31, 2010, 63,800 shares remained unissued and available for award under the Incentive Plan, of which 23,800 are available as restricted stock.

     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the nine months ended December 31, 2010 and 2009.
     The Company awarded options to purchase 10,000 shares and granted 49,000 restricted shares in the year ended March 31, 2007 and granted no stock options or stock grants in the years ended March 31, 2008 and 2009. During the fiscal year ended March 31, 2010, 30,000 restricted shares were issued and 2,800 vested restricted shares were forfeited. Additionally, the Company did not grant any stock options or stock grants during the nine months ended December 31, 2010. The options and restricted shares granted in fiscal 2007 vest over a five-year life. The restricted shares granted in fiscal 2010 vest over a two-year life. Stock-based compensation totaled $101,000 and $73,000 for the three months ended December 31, 2010 and 2009, respectively, and $302,000 and $234,000 for the nine months ended December 31, 2010 and December 31, 2009, respectively.
     Stock option activity was as follows for the nine months ended December 31, 2010:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2010	53,608	$26.62
Exercised	—	—
Forfeited	(12,466)	$23.64
Expired	(6,684)	$16.63

Outstanding at December 31, 2010	34,458	$29.63

Exercisable at December 31, 2010	32,458	$29.53

     As of December 31, 2010, the expected future compensation costs related to options and restricted stock vesting is as follows: $101 thousand during the period of January 1, 2011 through March 31, 2011, and $272 thousand during the first seven months of the fiscal year ending March 31, 2012.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2010 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)
	28.99	24,458	(2)	4.2	—
	31.20	10,000	(3)	5.7	—

Average/Total	$29.63	34,458		4.7	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $13.78 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2010, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 80% vested at December 31, 2010.

     A summary of restricted stock activity under all Company plans for the nine months ended December 31, 2010 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2010	46,800	$16.51
Granted
Vested	(8,400)	$31.20
Forfeited

Non-vested at December 31, 2010	38,400	$13.30

(11) Bank-Owned Life Insurance
     The Bank follows ASC 325 Investments — Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $6.9 million at December 31, 2010.
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
     In June 2009, the FASB issued SFAS No. 167 (now incorporated into ASC 810-10), Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of this standard on April 1, 2010 did not have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this standard on April 1, 2010 did not have a material impact on our consolidated financial statements, but has required disaggregation of certain fair-value measurements as well as additional disclosures.
     In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables. The purpose of the Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements as of December 31, 2010 of ASU 2010-20 have been incorporated in the notes to the Company’s consolidated financial statements. Disclosures about activity that occurs during a reporting period will be required beginning April 1, 2011.
     In January 2011, the FASB has issued Accounting Standards Update (ASU) No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in ASU 2011-01 temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The deferral in ASU 2011-01 was effective January 19, 2011 (date of issuance).
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

     The only assets of the Company recorded at fair value on a recurring basis at December 31, 2010 and March 31, 2010 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at December 31, 2010 and March 31, 2010 were collateral dependent loans and other real estate owned. The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (In Thousands)
At December 31, 2010	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$21,003	$—	$21,003
Trust preferred securities	—	1,073	—	1,073
Preferred stock	—	3,000	—	3,000
Common stock	3,177	—	—	3,177
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	5,051	5,051
Residential	—	—	544	544
OREO	—	—	132	132

	Carrying Value (In Thousands)
At March 31, 2010	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Corporate bonds	$—	$1,752	$—	$1,752
Government agency and government sponsored agency mortgage-backed securities	—	24,993	—	24,993
Trust preferred securities	—	1,045	—	1,045
Preferred stock	—	3,255	—	3,255
Common stock	3,323	—	—	3,323
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	6,604	6,604
Residential	—	—	599	599
OREO	—	—	60	60
     There were no Level 3 securities at December 31, 2010 or March 31, 2010. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At December 31, 2010, impaired loans measured at fair value using Level 3 inputs amounted to $5.6 million, which represents seven customer relationships, compared to six customer relationships which totaled $7.2 million at March 31, 2010. There were no impaired loans measured at fair value using Level 2 inputs at December 31, 2010 or March 31, 2010. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at December 31, 2010 and March 31, 2010 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. As of December 31, 2010, the Company had one residential parcel of OREO which totaled $132 thousand.

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
     Stock in FHLBB — The carrying amount reported in the balance sheet for FHLBB stock approximates its fair value based on the redemption features of the stock.
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
     Off-Balance Sheet Instruments — The Bank’s commitments to lend for unused lines of credit and unadvanced portions of loans have short remaining disbursement periods or variable interest rates, and, therefore, no fair value adjustment has been made.
     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2010		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$3,852	$3,852	$4,328	$4,328
Short-term investments	47,267	47,267	12,208	12,208
Investment securities	28,253	28,253	34,368	34,368
Loans held for sale	410	410	392	392
Net loans	401,432	404,111	458,472	458,557
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,416	1,416	1,896	1,896

Liabilities
Deposits	$325,152	$325,987	$339,169	$329,749
Advances from FHLB of Boston	126,382	135,180	143,469	150,949
Subordinated debentures	11,341	8,689	11,341	8,226
Advance payments by borrowers for taxes and insurance	1,605	1,605	1,649	1,649
Accrued interest payable	433	433	517	517

Off-Balance Sheet Instruments	$22,245	$22,245	$27,257	$27,257
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in reports the Company files with the SEC, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the Securities and Exchange Commission on June 18, 2010, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 13, 2010 which are available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended December 31, 2010 and 2009 and its financial condition at December 31, 2010 compared to March 31, 2010. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
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

     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, write-downs, and net deferred loan origination costs and fees.
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
     Interest income on loans is recognized on an accrual basis using the simple interest method only if deemed collectible. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure, generally by 20 percent to 30 percent. Other factors considered by mangagement when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. For all loans, charge-offs occur when management believes that the collectibility of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential loans, to be impaired. However, troubled debt restructurings (“TDRs”) are also considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of the Bank’s TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR may be on non-accrual or it may accrue interest. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for six consecutive months. However, a TDR may be placed on accrual immediately following the TDR in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
     Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred.

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
     The Bank provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance.
     Regarding impaired loans, the Bank individually evaluates each loan and documents what management believes to be an appropriate reserve level in accordance with ASC 310. If management does not believe that any separate reserve for such loans are deemed necessary at the evaluation date, they would continue to be evaluated separately and will not be returned to be included in the normal ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.
     The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:
■ Apartments

■ Offices

■ Retail

■ Mixed Use

■ Industrial/Other
     Monthly, CRE loans are segmented using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are somewhat arbitrary, management feels that each category represents a significantly different degree of risk from the other. Annually, for the CRE portfolio, management adjusts the appraised values which flow into the three LTV ratio categories of our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years.
     In developing ASC 450 reserve levels, recent regulatory guidance focuses on the Bank’s history as a starting point. The Bank’s charge-off history in recent years has been minimal, therefore, management continues to utilize more conservative historical loss ratios which are believed to be appropriate. Those ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At December 31, 2010, the commercial real estate concentration ratio was 402%, compared to a ratio of 466% at March 31, 2010, and 600% at March 31, 2009.

     Residential loans, home equity loans and consumer loans, other than TDRs and loans in the process of foreclosure or repossession, are collectively evaluated for impairment. Factors considered in determining the appropriate ASC 450 reserve levels are trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. TDRs and loans that are in the process of foreclosure or repossession are evaluated under ASC 310.
     Commercial and Industrial and construction loans that are not impaired are evaluated under ASC 450 and factors considered in determining the appropriate reserve levels include trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. Those loans that are individually reviewed for impairment are evaluated according to ASC 310.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at December 31, 2010.
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in the statement. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2010 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2010 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2010 impairment testing using market capitalization was considered, however, management concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also feels that this measure does not generally reflect the premium that a buyer would typically pay for a controlling interest
     Fair Value of Other Real Estate Owned. OREO is recorded at the lower of book value, or fair value less estimated selling costs. Property insurance is obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.

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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of December 31, 2010, 63,800 shares remained available for issue under the Incentive Plan, of which 23,800 were available to be issued in the form of stock grants.
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
Comparison of Financial Condition at December 31, 2010 and March 31, 2010
     Total assets were $512.3 million at December 31, 2010 compared to $542.4 million at March 31, 2010, representing a decrease of $30.1 million, or 5.6%. The decrease in total assets reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, including the use of loan repayment, and investment maturity and repayment proceeds to fund certain maturing deposits and borrowings. Total loans (excluding loans held for sale) were $405.2 million at December 31, 2010, compared to

$461.5 million at March 31, 2010, representing a decrease of $56.3 million, or 12.2%. This decrease was primarily due to decreases in residential and home equity loans of $30.4 million and $357 thousand, respectively, as well as decreases in construction and commercial real estate loans of $23.9 million. Construction and commercial real estate loans declined as management de-emphasized these types of lending in the current economic environment. Residential and home equity loans decreased from $225.9 million at March 31, 2010 to $195.1 million at December 31, 2010 due to higher than expected residential loan payoffs. Commercial and industrial loans decreased from $4.0 million at March 31, 2010 to $2.5 million at December 31, 2010 primarily due to the scheduled repayment of principal. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At December 31, 2010, the commercial real estate concentration ratio was 402%, compared to a ratio of 466% at March 31, 2010 and 600% at March 31, 2009.
     The allowance for loan losses totaled $3.7 million at December 31, 2010 compared to $3.0 million at March 31, 2010, representing a net increase of $710 thousand, or 23.4%. This net increase was primarily due to a provision of $900 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both December 31, 2010 and March 31, 2010. See Comparison of Operating Results for the Quarters Ended December 31, 2010 and 2009 — “Provision for Loan Losses”.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended December 31, 2010 should be sold in the secondary market, rather than being retained in the Bank’s portfolio. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $51.1 million at December 31, 2010 compared to $16.5 million at March 31, 2010, representing an increase of $34.6 million, or 209%. During the nine months ended December 31, 2010, in general, proceeds from loan and investment pay-downs and maturities were utilized to fund deposit withdrawals and maturing borrowings, with the remaining funds contributing to the increase in cash and cash equivalents.
     Investment securities totaled $38.3 million at December 31, 2010 compared to $44.5 million at March 31, 2010, representing a decrease of $6.1 million, or 13.8%. The decrease in investment securities is primarily due to the repayment of $7.1 million in principal on mortgage-backed securities, the sale of $2.1 million in corporate bonds, partially offset by the purchase of two government sponsored mortgage backed securities totaling $3.2 million and a net increase of $230 thousand in the fair value of available for sale securities. Stock in the Federal Home Loan Bank of Boston (“FHLBB’) totaled $8.5 million at both December 31, 2010 and March 31, 2010, respectively.
     Banking premises and equipment, net, totaled $2.9 million and $2.8 million at December 31, 2010 and March 31, 2010, respectively.
     Other real estate owned totaled $132 thousand at December 31, 2010, compared to $60 thousand at March 31, 2010 as one parcel of foreclosed property was sold during the quarter ended June 30, 2010 and another parcel was acquired during the quarter ended December 31, 2010.
     Deferred tax asset totaled $3.3 million at December 31, 2010 compared to $4.7 million at March 31, 2010. The decrease in deferred tax asset is primarily due to the sale of previously written-down preferred stock investments during the quarter ended December 31, 2010.

     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $6.9 million at December 31, 2010 as compared to $6.7 million as of March 31, 2010.
     Total deposits amounted to $325.2 million at December 31, 2010 compared to $339.2 million at March 31, 2010, representing a decrease of $14 million, or 4.1%. The decrease was a result of the combined effect of a $12.2 million decrease in certificates of deposit and a net decrease in core deposits of $1.8 million (consisting of all non-certificate accounts). Management utilized cash and short-term investments to fund certain maturing higher-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
     FHLBB advances amounted to $126.4 million at December 31, 2010 compared to $143.5 million at March 31, 2010, representing a decrease of $17.1 million, or 11.9%, as maturing advances were not renewed but were instead funded with available cash.
     The net increase in stockholders’ equity from $45.1 million at March 31, 2010 to $46.6 million at December 31, 2010 is primarily the result of net income of $1.5 million, partially offset by $598 thousand of dividends paid to common and preferred shareholders.
Comparison of Operating Results for the Quarters Ended December 31, 2010 and 2009
     Net income available to common shareholders for the quarter ended December 31, 2010 was $191 thousand, or $0.12 per diluted common share, as compared to net income available to common shareholders of $213 thousand, or $0.14 per diluted common share, for the comparable prior year quarter. The decrease was primarily due to a $200 thousand increase in the provision for loan losses, a $129 thousand decrease in net interest income and a $23 thousand increase in the provision for income taxes, partially offset by a $173 thousand increase in non-interest income and a $158 thousand decrease in non-interest expenses. Additionally, for each of the quarters ended December 31, 2010 and 2009, net income available to common shareholders was reduced by $125 thousand for allocated dividends paid to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and a warrant to purchase 234,732 shares of the Company’s common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $901 thousand, or 12.7%, to $6.2 million for the quarter ended December 31, 2010 as compared to $7.1 million during the same period of 2009. During the quarter ended December 31, 2010, the yield on interest-earning assets decreased by 46 basis points primarily due to a 31 basis point reduction in the yield on mortgage loans. Contributing to the reduced yield on mortgage loans were decreases in commercial real estate and construction loans as management refocused its lending emphasis in the current market environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan, and a general decline in the market interest rates on loans. Included in interest and dividend for the quarter ended December 31, 2010 was the receipt of a Share Insurance Fund special dividend of $133 thousand compared to $0 during the quarter ended December 31, 2009.
     Interest Expense. Interest expense decreased by $772 thousand, or 28.5%, to $1.9 million for the quarter ended December 31, 2010 as compared to $2.7 million for the same period of 2009 primarily due to decreases in the average rates paid on deposits and FHLBB borrowings. The cost of deposits decreased by 41 basis points from 1.20% for the quarter ended December 31, 2009 to 0.79% for the quarter ended December 31, 2010, as some higher-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $126.7 million for the quarter ended December 31, 2010, compared to $137.2 million for the same period in 2009, a decline of $10.5 million. The average balance of lower-costing non-maturity deposits increased by $1.2 million to $162.7 million for the quarter ended December 31, 2010, as compared to an average balance of $161.5 million during the same period of 2009. The average balance of FHLBB borrowings decreased by $21.2 million, from $149.3 million for the quarter ended December 31, 2009 to $128.1 million for the quarter ended December 31, 2010. The average cost of these funds declined as management utilized short-term investments to fund maturing, relatively higher-rate advances during the quarter ended December 31, 2010.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended December 31, 2010 compared to the three months ended December 31, 2009:

	Three Months Ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$416,517	$5,746	5.52%	$458,887	$6,689	5.83%
Other loans	3,955	49	4.96	5,199	74	5.69
Investment securities	28,333	365	5.15	38,619	317	3.28
Federal Home Loan Bank Stock	8,518	—	—	8,518	—	—
Short-term investments	41,606	27	0.26	12,063	8	0.27

Total interest-earning assets	498,929	6,187	4.96	523,286	7,088	5.42

Allowance for loan losses	(3,733)			(2,756)
Noninterest-earning assets	27,624			27,691

Total assets	$522,820			$548,221

Interest-bearing liabilities:
Deposits	$289,535	573	0.79	$298,688	896	1.20
Advances from FHLB of Boston	128,134	1,226	3.83	149,334	1,675	4.49
Other borrowings	11,341	140	4.94	11,357	140	4.93

Total interest-bearing liabilities.	429,010	1,939	1.81	459,379	2,711	2.36

Noninterest-bearing liabilities	47,332			45,473

Total liabilities	476,342			504,852

Stockholders’ equity	46,478			43,369

Total liabilities and stockholders’ equity	$522,820			$548,221

Net interest and dividend income		$4,248			$4,377

Net interest spread			3.15%			3.06%

Net interest margin			3.41%			3.35%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended December 31, 2010 and 2009, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Management made no changes to ASC 450 loss factors during the quarters ended December 31, 2010 and December 31, 2009; however, certain ASC 450 factors were increased during the nine months ended December 31, 2010 and December 31, 2009 — see “Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009” — Provision for Loan Losses. Based on these analyses, a provision for loan losses of $300 thousand was recorded during the quarter ended December 31, 2010 and a provision for loan losses of $100 thousand was recorded during the quarter ended December 31, 2009.

     Management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2010, nonperforming loans totaled $9.9 million as compared to $6.2 million on March 31, 2010. All twenty of the loans included in this category at December 31, 2010 are secured by real estate collateral that is predominantly located in the Bank’s market area. Nineteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income increased by $173 thousand from $379 thousand during the quarter ended December 31, 2009 to $552 thousand during the quarter ended December 31, 2010. The increase of $173 thousand was primarily due to: (1) a $72 thousand reduction in other-than-temporary impairment on available-for-sale investment securities, which totaled $9 thousand during the quarter ended December 31, 2010 compared to $81 thousand during the prior year quarter, (2) a $48 thousand increase in gains on the sale of loans due to increased loan sale activity, and (3) a decrease in losses on the sale of foreclosed property, which totaled $0 during the quarter ended December 31, 2010 compared to $48 thousand during the prior year quarter. Also included in the aforementioned $552 thousand of non-interest income during the quarter ended December 31, 2010 were gains on sale of investment securities of $22 thousand compared to $0 during the prior year quarter.
     Noninterest Expenses. Noninterest expenses decreased by $158 thousand, or 4%, to $3.8 million for the quarter ended December 31, 2010 as compared to $4.0 million during the quarter ended December 31, 2009. This net decrease was primarily due to a $350 thousand decrease in FDIC deposit insurance premiums, a $46 thousand decrease in marketing expenses, decreases in occupancy and equipment related expenses of $29 thousand, and a decrease of $17 thousand in foreclosure and collection expenses, partially offset by a $271 thousand increase in salary and employee benefits, a $32 thousand increase in professional fees, and a $10 thousand increase in data processing costs. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $271 thousand, or 13.4%, to $2.3 million during the quarter ended December 31, 2010 as compared to $2.0 million during the quarter ended December 31, 2009 primarily due to increases of $51 thousand for non-deposit investment product and loan origination commissions, $45 thousand for incentive compensation related accruals, and a $90 thousand recovery from a vendor for a benefits related settlement that was recorded during the quarter ended September 30, 2009.
     FDIC deposit insurance premiums decreased by $350 thousand to $139 thousand during the quarter ended December 31, 2010 compared to $489 thousand during the same quarter of 2009 due to an adjustment to the deposit insurance estimation process, and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses decreased by $46 thousand to $24 thousand during the quarter ended December 31, 2010 as compared to $70 thousand during the same period of 2009 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $28 thousand, or 5.3%, to $523 thousand during the quarter ended December 31, 2010 as compared to $552 thousand during the same period of 2009 primarily due to decreases in amortization of leasehold improvements, depreciation of furniture, fixtures and equipment, and maintenance costs, partially offset by increases in utilities, real estate taxes, security expenses and rents.
     Data processing fees decreased by $10 thousand, or 4.5%, to $211 thousand during the quarter ended December 31, 2010 as compared to $222 thousand during the same period of 2009 due to decreases in certain processing costs.

     Professional fees increased by $32 thousand, or 15.9% to $233 thousand during the quarter ended December 31, 2010 as compared to $201 thousand during the same period of 2009 primarily due to increases in loan workout-related expenses and contract labor costs, partially offset by lower legal fees.
     Other expenses decreased by $10 thousand, or 2.9%, to $364 thousand during the quarter ended December 31, 2010 as compared to $428 thousand during the quarter ended December 31, 2009 primarily as a result of a decrease in appraisal costs of $24 thousand, OREO expenses of $17 thousand partially offset by an increase of $14 thousand for escrow tax services and an increase in credit bureau expenses of $11 thousand.
     Income Taxes. The effective income tax rate for the quarter ended December 31, 2010 was 48.8%, compared to an effective income tax rate of 45.6% for the same quarter in 2009. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year. Overall, the effective rates for both periods were relatively high compared to other quarters during the fiscal year due to a compensation-related discrete item which is recorded during each quarter ended December 31st.
Comparison of Operating Results for the Nine Months Ended December 31, 2010 and 2009
     Net income available to common shareholders for the nine months ended December 31, 2010 was $1.0 million, or $0.64 per diluted share, as compared to net income of $809 thousand, or $0.54 per diluted share, during the nine months ended December 31, 2009. Items primarily affecting the Company’s earnings for the nine months ended December 31, 2010 when compared to the nine months ended December 31, 2009 were: an overall 69 basis point decrease in the cost of interest-bearing liabilities, partially offset by an increase in the provision for loan losses of $550 thousand and non-interest expenses of $116 thousand. Non-interest expense increased primarily due to increases in salaries and benefits of $815 thousand and professional fees of $161 thousand, partially offset by decreases in FDIC deposit insurance expense of $543 thousand, foreclosure and collection expenses of $167 thousand and occupancy and equipment of $91 thousand. Additionally, for the nine months ended December 31, 2010, net income was reduced by $375 thousand allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $1.9 million, or 8.7%, to $19.6 million for the nine months ended December 31, 2010 compared to $21.5 million for the same period of 2009 primarily due to decreases in the average yield and average balance of mortgage loans. The average balance and average yield decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. Also contributing to the reduced yield on mortgage loans was a general decline in market interest rates. Included in interest and dividend for the nine months ended December 31, 2010 was the receipt of a Share Insurance Fund special dividend of $133 thousand compared to $0 during the nine months ended December 31, 2009.
     Interest Expense. Interest expense decreased by $2.9 million, or 31.6%, to $6.2 million for the nine months ended December 31, 2010 compared to $9.1 million for the same period of 2009. The cost of deposits decreased by 68 basis points from 1.58% during the quarter ended December 31, 2009 to .90% during the quarter ended December 31, 2010, as some higher-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $153.3 million during the nine months ended December 31, 2009, compared to $128.5 million for the same period in 2010, a decline of $24.8 million. The average balance of lower-costing non-maturity deposits increased by $5.4 million to $163.5 million for the nine months ended December 31, 2010, as compared to an average balance of $158.1 million during the same period of 2009. The average balance of FHLBB borrowings decreased by $13.0 million, from $145.1 million during the nine months ended December 31, 2009 to $132.1 million during the same period of 2010. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings increased as a portion of these borrowings are adjustable and the average rate paid during the nine months ended December 31, 2010 was 4.94%, compared to an average rate of 4.86% during the same period of 2009.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009:

	Nine Months Ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$435,555	$18,423	5.64%	$457,505	$20,101	5.86%
Other loans	4,392	183	5.56	5,746	249	5.78
Investment securities	30,654	984	4.28	36,366	1,109	4.07
Federal Home Loan Bank Stock	8,518	—	—	8,518	—	—
Short-term investments	24,685	47	0.25	21,650	41	0.25

Total interest-earning assets	503,804	19,637	5.20	529,785	21,500	5.41

Allowance for loan losses	(3,427)			(3,008)
Noninterest-earning assets	27,380			29,400

Total assets	$527,757			$556,177

Interest-bearing liabilities:
Deposits	$292,069	1,962	0.90	$311,360	3,696	1.58
Advances from FHLB of Boston	132,084	3,837	3.87	145,125	4,954	4.55
Other borrowings	11,341	420	4.94	12,072	440	4.86

Total interest-bearing liabilities	435,494	6,219	1.90	468,557	9,090	2.59

Noninterest-bearing liabilities	46,363			45,287

Total liabilities	481,857			513,844

Stockholders’ equity	45,900			42,333

Total liabilities and stockholders’ equity	$527,757			$556,177

Net interest and dividend income		$13,418			$12,410

Net interest spread			3.30%			2.82%

Net interest margin			3.55%			3.12%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the nine month periods ended December 31, 2010 and 2009, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the nine months ended December 31, 2010, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for residential real estate, commercial real estate, and commercial and industrial loans, and increased loss factors related to national and local economic conditions for commercial real estate and commercial and industrial loans. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $35 thousand for residential loans, $51 thousand for CRE loans, and $1 thousand for commercial and industrial loans.

Based on these analyses, the Company recorded a provision of $900 thousand for the nine months ended December 31, 2010 and a provision for loan losses of $350 thousand during the corresponding 2009 period.
     Management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2010, nonperforming loans totaled $9.9 million as compared to $6.2 million at March 31, 2010. Of the twenty loans included in this category at December 31, 2010, all are secured by real estate collateral that is predominantly located in the Bank’s market area. Nineteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income increased by $48 thousand from $1.3 million during the nine months ended December 31, 2009 to $1.4 million during the nine months ended December 31, 2010. The increase was primarily due to increases in brokerage income of $66 thousand, other income of $53 thousand, and deposit fees of $25 thousand. Partially offsetting the aforementioned increases were increases in net losses on the sales and write-downs on investments, which totaled $170 thousand during the nine months ended December 31, 2010 compared to $81 thousand during the prior year period. Additionally, gains on sales of loans decreased by $3 thousand due to decreased loan origination and sale activity.
     Noninterest Expenses. Noninterest expense increased by $116 thousand, or 1.0% to $11.5 million during the nine months ended December 31, 2010 as compared to $11.4 million during the same period of 2009. This increase is primarily due to increases in salaries and other benefits of $815 thousand, a $161 thousand increase in other professional fees, partially offset by a $543 thousand decrease in FDIC insurance premiums, a $91 thousand decrease in occupancy and equipment costs and a $51 thousand decrease in other expenses. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $815 thousand, or 13.7%, to $6.8 million during the nine months ended December 31, 2010 as compared to $6.0 million during the same period of 2009 primarily due to increases of $163 thousand in contract labor costs, $159 thousand for non-deposit investment product and loan origination commissions, $140 thousand for incentive compensation related accruals and a $150 thousand recovery from a vendor for a benefits related settlement recorded during the nine months ended December 31, 2009.
     FDIC deposit insurance premiums decreased by $543 thousand to $426 thousand during the nine months ended December 31, 2010 compared to $969 thousand during the same period of 2009. This decrease was primarily due to a $260 thousand special assessment which was recorded during the quarter ended June 30, 2009 and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses decreased by $33 thousand to $121 thousand during the nine months ended December 31, 2010 as compared to $154 thousand during the same period of 2009 as management strategically decided to decrease advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses decreased by $92 thousand, or 5.6%, to $1.5 million during the nine months ended December 31, 2010 as compared $1.6 million during the same period of 2009 primarily due to decreases in the amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and decreases on certain fuel costs, partially offset by increases in real estate taxes, utilities, bank building expenses and rental income.

     Data processing costs decreased by $8 thousand, or 1.4%, to $629 thousand during the nine months ended December 31, 2010 as compared to $637 thousand during the same period of 2009 due to increases in certain processing costs.
     Income Taxes. The effective income tax rate for the nine months ended December 31, 2010 was 37.8%, compared to an effective income tax rate of 36.4% for the same period of 2009. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLBB and funds from operations. The Bank is a voluntary member of the FHLBB and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLBB. At December 31, 2010, the Company had approximately $43.4 million in unused borrowing capacity at the FHLBB. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $8.2 million at December 31, 2010.
     At December 31, 2010, the Company had commitments to originate loans, unused outstanding lines of credit, undisbursed proceeds of loans totaling $22.2 million, and commitments to sell loans of $231 thousand. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2010, the Company believes it has sufficient funds available to meet its current loan commitments.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand that was paid on September 30, 2009). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three-year period. This prepaid deposit premium is carried on the balance sheet in the other assets category.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At December 31, 2010, the Company had liquid assets of $357 thousand.

     The following table sets forth the capital positions of the Company and the Bank at December 31, 2010:

	At December 31, 2010
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp:
Tier 1 Leverage	10.16%	5.0%
Tier 1 Risk-Based Ratio	16.82%	6.0%
Total Risk-Based Ratio	18.07%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	9.07%	5.0%
Tier 1 Risk-Based Ratio	15.00%	6.0%
Total Risk-Based Ratio	16.24%	10.0%
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
     For the year ended March 31, 2010 and for the nine months ended December 31, 2010, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010, as filed with the SEC on June 18, 2010 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the SEC on August 13, 2010. At December 31, 2010, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended December 31, 2010.
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

CENTRAL BANCORP, INC. Registrant
February 15, 2011	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer)

February 15, 2011	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)