Form 10-K
period 2011-03-31
CENTRAL BANCORP INC /MA/
filed 2011-06-17
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.4 million as of September 30, 2010.
At June 17, 2011, the registrant had 1,681,071 shares of its common stock, $1.00 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
     The Bank. Central Co-operative Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form of ownership in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the purchase, refinancing, and construction of residential properties and to make loans on commercial real estate in its market area. In addition, the Bank makes a limited amount of consumer loans including secured and unsecured personal loans, and commercial and industrial loans. The Bank sells some of its residential mortgage loan production in the secondary mortgage market. The Bank also maintains an investment portfolio of various types of debt securities, including corporate bonds and mortgage-backed securities, and common and preferred equity securities. The Bank also offers investment services (including annuities) to its customers through a third party broker-dealer.
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
Lending Activities
     The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2011, the Bank originated loans totaling $70.0 million. Of the total loans originated during fiscal 2011, $64.8 million, or 92.6%, were residential mortgage and home equity loans; $4.4 million, or 6.3%, were commercial real estate loans; and $800 thousand, or 1.1%, were commercial and industrial, and other loans. During the years ended March 31, 2011 and 2010, the Bank sold $21.2 million and $38.9 million, respectively, of residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings deposit flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.
     The Bank’s loan portfolio decreased by $67.3 million, or 14.6%, to $394.2 million at March 31, 2011 from $461.5 million at March 31, 2010. The decrease was primarily due to decreases in the commercial real estate, construction and land, and residential loan portfolios. During fiscal 2011 and 2010, management de-emphasized higher-risk commercial real estate and construction and land lending in accordance with the Company’s business plan. Construction and land loans totaled $456 thousand at March 31, 2011 compared to $2.7 million at March 31 2010. Commercial and industrial loans decreased primarily due to the repayment of such loans. During fiscal 2011 and 2010, management focused on increasing the residential real estate portfolios as these loans generally have less risk compared to commercial and construction lending, however, these balances declined during fiscal 2011 due to higher than anticipated loan payoffs.

     Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated:

	At March 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Mortgage loans:
Residential	$183,157	46.56%	$217,053	47.03%	$183,327	39.80%	$178,727	37.6%	$175,259	38.1%
Commercial	199,074	50.50	227,938	49.39	249,941	54.25	244,496	51.5	235,535	51.1
Construction and Land	456	0.12	2,722	0.59	14,089	3.06	30,950	6.5	35,011	7.6
Home equity	8,426	2.14	8,817	1.91	7,347	1.59	6,559	1.4	6,901	1.5

Total mortgage loans	391,113	99.21	456,530	98.92	454,704	98.70	460,732	97.0	452,706	98.3

Other loans:
Commercial and industrial	2,212	0.56	4,037	0.88	4,834	1.05	13,173	2.8	6,605	1.4
Consumer	892	0.23	943	0.20	1,132	0.25	1,037	0.2	1,231	0.3

Total other loans	3,104	0.79	4,980	1.08	5,966	1.30	14,210	3.0	7,836	1.7

Total loans	394,217	100.0%	461,510	100.0%	460,670	100.0%	474,942	100.0%	460,542	100.0%

Less:
Allowance for loan losses	3,892		3,038		3,191		3,613		3,881

Loans, net	$390,325		$458,472		$457,479		$471,329		$456,661

     Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2011 regarding the dollar amount of commercial and industrial loans as well as construction and land loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

		Due After
	Due Within	One Through	Due After
	One Year	Five Years	Five Years	Total
	(In Thousands)
Commercial and industrial loans	$1,087	$733	$392	$2,212
Land loans	305	22	129	456

Total	$1,392	$755	$521	$2,668

     Residential Lending. Residential mortgage loans at March 31, 2011 totaled $183.2 million, or 46.5%, of the total loan portfolio. Fixed-rate residential mortgages totaled $142.6 million, or 77.8%, of the residential loan portfolio and adjustable-rate loans totaled $40.5 million, or 22.2%, of the residential loan portfolio.
     In recent years the Bank has sought to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding or selling newly-originated long-term, fixed-rate residential mortgage loans. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates and economic conditions. During fiscal 2009, the economy experienced a recession that resulted in declines in home values and high unemployment rates. During fiscal 2010, demand strengthened somewhat in the residential real estate market and home prices experienced modest increases. However, during fiscal 2011, residential property values in the Company’s primary market area decreased slightly, reversing what appeared to be a turnaround in the housing market.
     Also, during fiscal 2011 and 2010, management strategically increased its emphasis on residential lending to reduce credit risk and increase regulatory capital levels. Despite the emphasis on increasing residential lending, the relatively low interest rate environment contributed to faster than expected pay-downs and the Bank’s residential loan portfolio decreased by $33.9 million or 15.6% during fiscal 2011 as compared to fiscal 2010.
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
     Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five-year FHLB classic advance rate plus a margin of 175 to 300 basis points. As of March 31, 2011, the Bank’s commercial mortgage portfolio totaled $199.1 million and constituted 50.5% of the total loan portfolio, compared to a balance of $227.9 million, or 49.4%, of total loans at March 31, 2010. The decline in the commercial mortgage loan portfolio during fiscal 2011, which totaled $28.9 million, or 12.7%, is attributable to management’s decreased emphasis on this type of lending in the current economic environment.
     Commercial real estate loans are generally made for up to 75% of the appraised value of the property. Commercial real estate loans currently offered by the Bank can have amortization periods of up to 20 to 25 years. Title insurance, fire, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank’s interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.
     The Bank’s land loans totaled $456 thousand, or 0.12%, of the Bank’s loan portfolio at March 31, 2011, compared to a construction and land loan balance of $2.7 million or 0.6% of total loans at March 31, 2010. The decline in these loans is attributable to management’s decreased emphasis on this type of lending in the current economic environment. Construction loans are generally short-term in nature and have maturities of up to two years. The Bank grants loans to construct residential dwellings and commercial real estate projects. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and after receipt of title updates.
     Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in the Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. Generally, the loan term is 20 years with interest only due during the first 10 years, and then principal and interest due for the remaining 10 years. The Bank’s home equity loans outstanding totaled $8.4 million, or 2.1% of total loans at March 31, 2011.
     Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer, and other loans totaled $2.2 million, or 0.56% of the total loan portfolio on March 31, 2011. The commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses that are generally made on a secured basis. The decrease in commercial and industrial loans in fiscal 2011 was primarily attributable to the repayment of loans. The Bank engages in consumer lending primarily as an accommodation to existing customers.

     Risks of Residential and Commercial Real Estate, Construction and Land, and Commercial and Industrial Lending. Declining home values and default risk are the primary risks associated with residential lending. However, commercial real estate, construction and land, and commercial and industrial lending entail significant additional risks compared to residential mortgage lending. The repayment of loans secured by income-producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy generally. Construction loans involve a higher degree of risk of loss than long-term financing on improved occupied real estate because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies. Commercial and industrial loans are generally not secured by real estate and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. For more information see “Nonperforming Assets” below.
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
     Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest. For some nonaccrual loans that are generally well-secured, cash interest payments that are received are treated as interest income on a cash basis as long as the remaining recorded investment is determined by management to be fully collectible.
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
     The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Nonperforming loans	$8,578	$5,575	$4,617	$9,606	$330

Restructured loans	1,003	671	150	—	—
Real estate acquired by foreclosure or deed in lieu of foreclosure	132	60	2,986	—	—

Total nonperforming assets	$9,713	$6,306	$7,753	$9,606	$330

Impaired loans, accruing	$7,171	$10,597	$—	$136	$—

Nonperforming loans to total loans	2.49%	1.35%	1.03%	2.02%	0.07%

Nonperforming assets to total assets	1.99%	1.16%	1.35%	1.68%	0.06%

     The Company’s nonperforming assets at March 31, 2011 exceeded the balances at March 31, 2010 and March 31, 2009. At March 31, 2008, loans to two customers totaled $8.3 million, or 86.3% of total nonperforming assets. One relationship was comprised of residential construction loans to construct two homes, and the other relationship was a commercial real estate loan secured by a property containing residential and commercial condominiums. During fiscal 2009, the two residential properties were acquired through a deed in lieu of foreclosure, and these two properties represented the majority of the balance of other real estate owned (OREO) at March 31, 2009.
     Nonperforming assets decreased from $7.8 million at March 31, 2009 to $6.3 million at March 31, 2010 primarily due to the sale in fiscal 2010 of the two OREO properties acquired during fiscal 2009. Partially offsetting the decrease in OREO were increases in nonperforming and restructured loans which represented eleven customer relationships totaling $6.2 million at March 31, 2010 compared to seven customer relationships totaling $4.8 million at March 31, 2009.
     If the interest on nonaccrual loans had been recognized in accordance with original interest rates, interest income would have increased by $208 thousand for fiscal year 2011 and $94 thousand for fiscal 2010.
     Impaired loans which were accruing interest at March 31, 2010 totaled $10.6 million, comprised of 16 commercial loans to seven borrowers which totaled $9.7 million, and four residential loans to four borrowers which totaled $898 thousand. Two customer relationships which totaled $7.0 million comprised most of the impaired but accruing commercial real estate loans at March 31, 2010. One relationship which totaled $4.6 million was a troubled debt restructuring (TDR), and for which this customer’s loans were accruing interest prior to the restructuring. Management’s conclusion that it was appropriate for this relationship to continue to accrue interest subsequent to the restructuring was based on the customer’s satisfactory repayment performance prior to the restructuring and management’s analysis which determined that the remaining contractual principal and interest are expected to be collected. The other impaired but accruing commercial real estate loan relationship at March 31, 2010 was comprised of five loans which totaled $2.4 million. As of March 31, 2011, this customer has paid-in-full four of the five loans. The remaining loan which totaled $764 thousand was placed on nonaccrual status during fiscal 2011, however, management expects to collect the outstanding principal balance.
     At March 31, 2011, impaired accruing loans totaled $7.2 million and were primarily comprised of the aforementioned $4.6 million commercial real estate relationship which was restructured in fiscal 2010 and totaled $4.5 million at March 31, 2011, and a $1.4 million commercial real estate loan added during fiscal 2011. The $4.5 million commercial real estate relationship’s TDR was renewed during fiscal 2011 as the customer exercised a six month interest only option. The $1.4 million relationship added during fiscal 2011 was experiencing temporary cash flow difficulties and the restructuring included the advancement of funds to pay past due real estate taxes and six months of interest only payments. Nonperforming assets increased by $3.4 million, from $6.3 million at March 31, 2010 to $9.7 million at March 31, 2011 primarily due to the addition of three commercial real estate customer relationships which totaled $2.3 million and six residential customer relationships which totaled $1.5 million, partially offset by the removal of three loans totaling $400 thousand. At March 31, 2011, TDRs which were accruing interest totaled $7.2 million compared to $5.7 million at March 31, 2010. While bankruptcy filings have extended the time required to resolve some situations involving nonperforming assets, management continues to work with borrowers and bankruptcy trustees to resolve these situations as soon as possible. Management believes there are adequate reserves and collateral securing these loans to cover losses that may result from nonperforming loans. At March 31, 2011, there were no loans that are not listed on the table above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. For more information regarding non-performing loans, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Provision for Loan Losses.”
     Allowance for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Management analyzes required reserve allocations for loans considered impaired under Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”) and the allocation percentages used when calculating potential losses under ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. During fiscal year ended March 31, 2011, a $1.1 million provision was recorded based upon management’s quarterly evaluations of the loan portfolio. Certain loan loss factor ratios were increased during fiscal 2011 due to the continued recessionary economic conditions. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2011. See Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

     The following table presents activity in the allowance for loan losses during the years indicated:

	At or For the Years Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Balance at beginning of year	$3,038	$3,191	$3,613	$3,881	$3,788

Provision (reduction of provision)	1,100	600	2,125	(70)	80

Charge-offs:
Construction	—	—	(2,201)	—	—
Residential mortgage	(69)	(250)	(144)	—	—
Commercial mortgage	(171)	(469)	(178)	(173)	—
Other loans	(10)	(54)	(36)	(76)	(48)

Total charge-offs	(250)	(773)	(2,559)	(249)	(48)

Recoveries:
Residential mortgage	—	—	3	—	—
Commercial mortgage	—	—	—	37	43
Other loans	4	20	9	14	18

Total recoveries	4	20	12	51	61

Net (charge-offs) recoveries	(246)	(753)	(2,547)	(198)	13

Balance at end of year	$3,892	$3,038	$3,191	$3,613	$3,881

Average loans outstanding during the year*	$424,993	$461,592	$464,288	$462,164	$433,935
Ratio of net charge-offs to average loans	0.06%	0.16%	0.55%	0.04%	n/a
Total loans outstanding at end of year	$394,217	$461,510	$460,670	$474,942	$460,542
Ratio of allowance for loan losses to loans at end of year	0.99%	0.66%	0.69%	0.76%	0.84%

n/a   means either not applicable or not meaningful

*	Does not include loans held for sale

     The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated:

	At March 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Mortgage loans:
Residential	$771	46.56%	$721	47.03%	$655	39.80%	$520	37.60%	$456	38.10%
Commercial	2,669	50.50	2,023	49.39	1,941	54.25	1,616	51.50	2,642	51.10
Construction and land loans	14	0.12	14	0.59	406	3.06	1,246	6.50	587	7.60
Home equity	129	2.14	133	1.91	114	1.59	86	1.40	84	1.50

Total mortgage loans	3,583	99.21	2,891	98.92	3,116	98.70	3,468	97.00	3,769	98.30
Other loans	309	0.79	147	1.08	75	1.30	145	3.00	112	1.70

Total	$3,892	100.00%	$3,038	100.00%	$3,191	100.00%	$3,613	100.00%	$3,881	100.00%

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
     Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2011, all of the Bank’s marketable investments were classified as available for sale.
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

     The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated:

	At March 31,
	2011	2010	2009
	(Dollars in Thousands)
U.S. Government and agency obligations	$—	$—	$1,503
Corporate bonds	—	1,752	701
Government agency and government sponsored enterprise mortgage-backed securities	18,823	24,993	28,353
Single issuer trust preferred securities issued by financial institutions	1,049	1,045	750

Total debt securities	19,872	27,790	31,307

Perpetual preferred stock issued by financial institutions	3,185	3,255	1,650
Common stock	2,128	3,323	2,258

Total investment securities	$25,185	$34,368	$35,215

Percentage of total assets	5.16%	6.35%	6.12%

     There were no investment holdings, other than those of the U.S. government and its agencies, for which the Company’s aggregate holding of one issuer exceeded 10% of stockholders’ equity as of March 31, 2011.
     The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2011:

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Cost	Cost	Yield	Cost	Value	Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$—	—%	$2,970	4.18%	$11	4.75%	$15,148	4.71%	$18,129	$18,823	4.62%
Single issuer trust preferred securities issued by financial institutions	—	—	—	—	—	—	1,002	7.78	1,002	1,049	7.78

Total	$—		$2,970		$11		$16,150		$19,131	$19,872

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
     Deposits. Consumer, business and municipal deposits are attracted principally from within the Bank’s market area through the offering of a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market deposit accounts, regular savings accounts, term deposit accounts and retirement savings plans. The Bank has historically not actively solicited or advertised for deposits outside of its market area or solicited brokered deposits. The Bank attracts deposits through its branch office network, automated teller machines, the Internet and by paying rates competitive with other financial institutions in its market area. From time to time, the Bank bids on short-term certificates of deposit from the Commonwealth of Massachusetts, which periodically awards deposits to financial institution bidders throughout Massachusetts.
     Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated:

	Years Ended March 31,
	2011			2010			2009
		Average			Average			Average
	Average	% of	Rate	Average	% of	Rate	Average	% of	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in Thousands)
Demand deposit accounts	$42,534	12.84%	—%	$42,247	12.04%	—%	$38,807	10.92%	—%
NOW accounts	28,697	8.66	0.27	27,856	7.93	0.29	26,029	7.32	0.37
Passbook and other savings accounts	54,584	16.48	0.23	51,577	14.69	0.45	50,240	14.13	0.51
Money market deposit accounts	79,089	23.88	0.69	79,583	22.67	1.32	67,111	18.88	2.30
Term deposit certificates	126,326	38.14	1.31	149,814	42.67	2.08	173,303	48.75	2.95

Total deposits	$331,230	100.00%	0.83%	$351,077	100.00%	1.45%	$355,490	100.00%	1.97%

     Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2011 (In Thousands):

Maturity Period:
Three months or less	$13,522
Three through six months	8,107
Six through twelve months	11,366
Over twelve months	7,848

Total	$40,843

     Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans, and all of the Bank’s stock in the FHLB of Boston. At March 31, 2011, the Bank had advances outstanding from the FHLB of Boston of $117.4 million and unused borrowing capacity, based on available collateral, of approximately $53.6 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund, the Federal Reserve Bank, and a line of credit with a correspondent bank.
     The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term FHLB of Boston borrowings under a line of credit, at the dates and for the periods indicated:

	At or for the
	Years Ended March 31,
	2011	2010	2009
	(Dollars in Thousands)
Amounts outstanding at end of period	$117,351	$143,469	$144,583
Weighted average rate at end of period	3.68%	3.98%	4.52%
Maximum amount of borrowings outstanding at any month end	$139,460	$161,509	$156,682
Approximate average amounts outstanding at any month end	$129,505	$146,210	$147,117
Approximate weighted average rate during the year	3.83%	4.43%	4.59%

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
Subsidiaries
     In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rates on the Trust I Debentures and trust preferred securities are variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2011, the interest rate was 2.75%.
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

REGULATION AND SUPERVISION
Regulation and Supervision of the Company
     The Bank is a Massachusetts-chartered co-operative bank and is the wholly-owned subsidiary of the Company, a Massachusetts corporation and registered bank holding company. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation and by the Share Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. The Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, as its primary federal regulator and deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. As a registered bank holding company, the Company is regulated by the Federal Reserve Board. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the establishment of deposit insurance assessment fees, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of the Company and the Bank.
     Set forth below is a brief description of certain regulatory requirements applicable to the Company and the Bank. The description below is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and the Bank.
Recent Regulatory Reform
     The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Office of Thrift Supervision and require that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies.
     The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
     The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ending March 31, 2011 in this annual report on Form 10-K. We have performed reviews regarding our internal controls over financial reporting during the fiscal year ended March 31, 2011, and we believe that such internal controls are adequate. The Company is currently considered a smaller reporting company with the SEC and is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting.
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
     Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts co-operative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2011 totaled $50 thousand.
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
     At March 31, 2011, the Bank’s ratio of Tier 1 capital to average assets was 9.58%, its ratio of Tier 1 capital to risk-weighted assets was 15.40% and its ratio of total risk-based capital to risk-weighted assets was 16.72%.
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
     Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital.
The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.
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
     Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2012. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company also opted to participate in the unsecured debt guarantee program.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2011 averaged 1.0 basis point of assessable deposits.
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
     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $55.8 million less an exemption of $10.7 million (which may be adjusted annually by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $58.8 million, the reserve requirement is 10% (which may be adjusted annually by the

Federal Reserve Board between 8% and 14%) of the portion in excess of $58.8 million. The Bank is in compliance with these requirements.
     Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “Satisfactory.
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
     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2011 of $8.5 million.
     During February 2011, the FHLB of Boston declared a dividend based upon average stock outstanding for the fourth quarter of 2010. The FHLB of Boston’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as negative trend in credit losses on the Federal Home Loan Bank of Boston’s private label mortgage backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
     For the years ended March 31, 2011, 2010 and 2009, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to $6, $0, and approximately $202 thousand, respectively. Further, there can be no assurance that the impact of economic events or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.
Employees
     At March 31, 2011, the Company and the Bank employed 92 full-time and 37 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

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
Our nonresidential real estate, land and construction lending may expose us to a greater risk of loss and hurt our earnings and profitability.
     Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to four-family residential mortgage loans. At March 31, 2011, nonresidential real estate and land loans totaled $199.5 million, which represented 50.6% of total loans. If we increase the level of our nonresidential real estate and construction and land loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four-family residential mortgage loans.
     Loans secured by commercial, land or nonresidential real estate properties are generally for larger amounts and involve a greater degree of risk than one-to four-family residential mortgage loans. Payments on loans secured by nonresidential real estate buildings generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, including limiting the size of our nonresidential real estate loans, generally restricting such loans to our primary market area and attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.
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
•	We potentially face increased regulation of our industry including heightened legal standards and regulatory requirements or expectations imposed in connection with recent and anticipated legislation. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•	We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits, also our current risk profile may cause us to pay higher premiums.

•	The number of our borrowers that may be unable to make timely repayments of their loans, or the decrease in value of real estate collateral securing the payment of such loans could continue to escalate and result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or on any terms from other financial institutions.

•	Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, the conversion of certain investment banks to bank holding companies and the favorable governmental treatment afforded to the largest of the financial institutions may adversely affect our ability to market our products and services and continue to obtain market share.
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
Recently enacted regulatory reform may have a material impact on our operations.
     On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. These include provisions strengthening holding company capital requirements, requiring retention of a portion of the risk of securitized loans and regulating debit card interchange fees. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. However, it is likely that the provisions of the Dodd-Frank Act will have an adverse impact on our operations, particularly through increased regulatory burden and compliance costs.
Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.
     Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if it needed to raise capital. As previously reported, the Company’s investments in the perpetual preferred stock of the FNMA and FHLMC were significantly impacted by the September 2008 conservatorship of FNMA and FHLMC, giving control of their management to the Federal Housing Finance Agency and prohibiting FNMA and FHLMC from paying dividends on their existing common and preferred stock. This impairment to the Company’s securities portfolio caused the Company to be “adequately capitalized” under the federal prompt corrective action regulations as of September 30, 2008. On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Treasury as a participant in the

TARP Capital Purchase Program, which represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered “well capitalized” under the federal prompt corrective action regulations at both March 31, 2010 and March 31, 2011. In the event that the Company needs to raise additional capital in the future, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.
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
     With most of our loans concentrated in the northwestern suburbs of Boston, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Generally, it appears that the local commercial real estate and residential real estate markets remain weak. Commercial real estate prices have generally declined by 5% during calendar year 2010 compared to a 10% decline during calendar 2009 and a 2% decline during calendar 2008. Boston area residential property values decreased slightly during calendar year 2010, reversing what appeared to be a turnaround in the housing market. Housing prices increased slightly during 2009 compared to a decline of approximately 8% to 9% during calendar 2008. Further declines in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. If we raise capital through the issuance of additional shares of our common stock or other securities, it could dilute the ownership interests of current investors and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current stockholders, which may adversely impact our current shareholders.
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
Future FDIC assessments may reduce our earnings.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on September 30, 2009, the Bank paid the first special assessment which totaled $270 thousand). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 covers the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the period, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of the prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and amounted to $1.6 million at March 31, 2011. Any additional emergency special assessment imposed by the FDIC will further reduce the Company’s earnings.
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
     During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2007, 2008, 2009, 2010 and 2011, our interest rate spread was 2.21%, 2.06%, 2.63%, 2.92%, and 3.26% respectively. In addition, the U.S. Federal Reserve has decreased the federal funds target rate from 5.25% in September 2007 to a rate of 0.25% at March 31, 2011. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.
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

     For more information on how changes in interest rates could impact us, see Item 7A., “Quantitative and Qualitative Disclosures About Market Risk.”
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
     At March 31, 2011, our allowance for loan losses as a percentage of total loans was 0.99%. The FDIC and the Massachusetts Commissioner of Banks periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.
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
     The Bank is subject to regulation, supervision and examination by the Massachusetts Commissioner of Banks and the FDIC, as insurer of its deposits. Such regulation and supervision govern the activities in which a co-

operative bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and for the depositors of Central Co-operative Bank and are not intended to protect the interests of investors in our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. In addition, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and NASDAQ that are applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing our audit and maintaining our internal controls.
We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.
     Security breaches in our Internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to third parties. If our third party providers encounter difficulties or if we have difficulty in communicating with such third parties, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.
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
Item 1B. Unresolved Staff Comments
     Not applicable.

Item 2. Properties
     The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan centers located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization. At March 31, 2011, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2011:

			Net Book
	Year		Value at
Office Location	Opened		March 31, 2011
			(In Thousands)
Main Office 399 Highland Avenue Somerville, MA (owned)	1974		$366

Branch Offices:
175 Broadway
Arlington, MA (owned)	1982		105

85 Wilmington Road
Burlington, MA (leased)	1978	(a)	15

1192 Boylston Street
Chestnut Hill (Brookline), MA (owned)	1954		250

137 Pleasant Street
Malden, MA (leased)	1975	(b)	27

846 Main Street
Melrose, MA (owned)	1994		175

275 Main Street
Woburn, MA (owned)	1980		433

198 Lexington Street
Woburn, MA (owned)	1974		164

Woburn High School
Woburn, MA (leased)	2002	(c)	11

Stand-Alone ATM
94 Highland Avenue
Somerville, MA (leased)	2004	(d)	—

Loan Center
401 Highland Avenue
Somerville, MA (leased)	2002	(e)	170

Operations Center/Branch Office
270 Mystic Avenue
Medford, MA (leased)	2006	(f)	384

(a)	The lease for the Burlington branch expires October 31, 2012 with a five-year renewal option.

(b)	The lease for the Malden branch expires August 31, 2015.

(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.

(d)	The lease for the stand-alone ATM expires November 30, 2013 with an option to extend for two additional three-year terms.

(e)	The lease for the Commercial Loan Center expires May 1, 2015 with two five-year renewal options.

(f)	In March 2005, the Bank signed a lease for a combined retail branch and operations center to be located at 270 Mystic Avenue, Medford. The lease was subsequently renegotiated and the Bank took occupancy in May 2006. The initial rent under the lease is for $150,000 per year and the initial term is 10 years. There are options to extend the lease by two five-year terms.
     At March 31, 2011 the aggregate net book value of the Bank’s premises and equipment was $2.7 million.

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
Item 4. [Removed and Reserved]
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2011, there were 1,681,071 shares of the Company’s common stock outstanding and approximately 196 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996. The Company has paid cash dividends on a quarterly basis since initiating the dividend program.
     The following tables list the high and low prices for the Company’s common stock during each quarter of fiscal 2011 and fiscal 2010 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2011 and fiscal 2010. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)
Fiscal 2011	High	Low	Fiscal 2011	Amount
June 30, 2010	$11.51	$8.56	May 21, 2010	$0.05
September 30, 2010	14.17	9.80	August 20, 2010	0.05
December 31, 2010	15.30	12.43	November 19, 2010	0.05
March 31, 2011	20.00	13.50	February 18, 2011	0.05

Fiscal 2010	High	Low	Fiscal 2010	Amount
June 30, 2009	$8.00	$4.05	May 15, 2009	$0.05
September 30, 2009	9.40	5.60	August 21, 2009	0.05
December 31, 2009	10.80	7.96	November 20, 2009	0.05
March 31, 2010	10.09	8.11	February 19, 2010	0.05
     The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2011.

Item 6. Selected Financial Data
     The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report on Form 10-K:

	At or for the Year Ended March 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands, Except Share and Per Share Data)
Balance Sheet

Total assets	$487,625	$542,444	$575,827	$571,245	$566,140
Total loans	394,217	461,510	460,670	474,942	460,542
Investments available for sale	25,185	34,368	35,215	52,960	65,763
Deposits	309,077	339,169	375,074	361,089	388,573
Total borrowings	128,692	154,810	156,938	168,173	137,053
Total stockholders’ equity	47,121	45,113	40,239	38,816	37,702

Shares outstanding	1,681,071	1,667,151	1,639,951	1,639,951	1,639,951

Statements of Operations

Net interest and dividend income	$17,382	$17,013	$15,862	$13,596	$14,449
Provision for loan losses (reduction of provision)	1,100	600	2,125	(70)	80
Net gain (loss) from sales and write-downs of investment securities	136	(465)	(9,796)	645	581
Gain on sales of loans	251	329	111	158	99
Other noninterest income	1,671	1,547	1,640	1,429	1,314
Total noninterest expenses	15,669	15,146	15,159	13,859	14,856
Net income (loss)	1,725	1,993	(6,205)	1,447	1,020
Earnings (loss) per common share — diluted	0.68	0.92	(4.58)	1.07	0.70

Selected Ratios

Interest rate spread	3.25%	2.92%	2.63%	2.06%	2.21%
Net yield on interest-earning assets	3.50	3.21	2.96	2.51	2.68
Noninterest expenses to average assets	3.01	2.73	2.73	2.49	2.69
Book equity-to-assets	9.66	8.32	6.99	6.79	6.66
Return on average assets	0.33	0.36	(1.12)	0.26	0.18
Return on average stockholders’ equity	3.74	4.66	(16.68)	3.76	2.59
Dividend payout ratio for common shares	29.41	21.74	n/a	67.29	100.00
Book value per common share	$22.26	$21.31	$18.76	$23.67	$22.99
Tangible book value per common share	$20.93	$19.97	$17.40	$22.31	$21.63

Quarterly Results of Operations (In Thousands, Except Per Share Data)
     The following tables summarize the Company’s operating results on a quarterly basis for the years ended March 31, 2011 and 2010:

	2011
	First	Second	Third	Fourth
Interest and dividend income	$6,845	$6,605	$6,187	$5,668
Interest expense	2,210	2,070	1,939	1,704

Net interest and dividend income	4,635	4,535	4,248	3,964
Provision for loan losses	300	300	300	200
Noninterest income	578	291	552	686
Noninterest expenses	3,752	3,927	3,825	4,163

Income before income taxes	1,111	599	675	287
Income tax provision	372	198	330	46

Net income	$739	$401	$345	$241

Earnings per common share — basic	$0.39	$0.16	$0.13	$0.06

Earnings per common share — diluted	$0.37	$0.15	$0.12	$0.05

	2010
	First	Second	Third	Fourth
Interest and dividend income	$7,188	$7,225	$7,088	$7,037
Interest expense	3,340	3,039	2,711	2,435

Net interest and dividend income	3,848	4,186	4,377	4,602
Provision for loan losses	50	200	100	250
Noninterest income	534	410	379	87
Noninterest expenses	3,922	3,485	3,983	3,756

Income before income taxes	410	911	673	683
Income tax provision (benefit)	112	307	307	(42)

Net income	$298	$604	$366	$725

Earnings per common share — basic	$0.10	$0.31	$0.15	$0.39

Earnings per common share — diluted	$0.10	$0.31	$0.14	$0.37

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
     The following is a discussion and analysis of the Company’s results of operations for the last two fiscal years and its financial condition at the end of fiscal years 2011 and 2010. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.
Application of Critical Accounting Policies
     Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, fair value of investments and other-than-temporary impairment, income taxes, impairment of goodwill, valuation of other real estate owned and valuation of stock options under ASC 718 Compensation — Stock Compensation and other equity based instruments. Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The company considers the allowance for loan losses, loans, fair value of other real estate owned, fair value of investments and other-than-temporary impairment, income taxes, accounting for goodwill and impairment, and stock-based compensation to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.
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

     Regarding impaired loans, the Bank individually evaluates each loan and documents what management believes to be an appropriate reserve level in accordance with ASC 310. If management does not believe that any separate reserve for such loan is deemed necessary at the evaluation date in accordance with ASC 310, that loan would continue to be evaluated separately and will not be returned to be included in the general ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.
The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:
•	Apartments

•	Offices

•	Retail

•	Mixed Use

•	Industrial/Other
     Monthly, CRE loans are segmented using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are subjective, management feels that each category represents a significantly different degree of risk from the other. CRE loans carrying higher LTV ratios are assigned incrementally higher ASC 450 reserve rates. Annually, for the CRE portfolio, management adjusts the appraised values which are used to calculate LTV ratios in our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years. Based on the Company’s allowance for loan loss methodology with respect to CRE, unfavorable trends in the value of real estate will increase the level of the Company’s ASC 450 allowance for loan losses.
     In developing ASC 450 reserve levels, recent regulatory guidance focuses on the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal; therefore, management continues to utilize more conservative historical loss ratios which are believed to be appropriate. Those ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At March 31, 2011, the commercial real estate concentration ratio was 330%, compared to a ratio of 466% at March 31, 2010, and 600% at March 31, 2009.
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

     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2011.
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of March 31, 2011 loans held for sale totaled $0 compared to $392 thousand at March 31, 2010, and, at that date, the aggregate cost of loans held for sale approximated fair value.
   Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.
   The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2011 and 2010, net deferred loan fees of $23 thousand and net deferred loan costs of $88 thousand, respectively, were included with the related loan balances for financial presentation purposes.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure, generally by 20 percent to 30 percent. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectibility of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
     Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.
     Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such an asset.
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2010 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2010 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2010 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the

Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No events have occurred during the three months ended March 31, 2011 which indicate that the impairment test would need to be re-performed.
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
     Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At March 31, 2011 and 2010, all of the Bank’s investment securities were classified as available for sale.
     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.
If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations. For debt securities, when the Bank does not intend to sell the security, and it is more-likely-than-not that the Bank will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss in earnings, and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on the cash flows projections discounted at the applicable original yield of the security.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of March 31, 2011, 49,880 shares remained available for issue under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.
     Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2011 and 2010.
Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2008, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the U.S. Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. The warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $6.39 per share. With the U.S. Treasury’s $10.0 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of March 31, 2011. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase Program, see Note 14 to the Company’s Consolidated Financial Statements included in this Annual Report.
Results of Operations
     Overview. Net income available to common shareholders for the year ended March 31, 2011 was $1.1 million, or $0.68 per diluted share, as compared to net income available to common shareholders of $1.4 million, or $0.92 per diluted share, during the year ended March 31, 2010. Items primarily affecting the Company’s earnings for the year ended March 31, 2011 when compared to the year ended March 31, 2010 were increases in the provision of loan losses of $500 thousand and noninterest expenses of $523 thousand, offset by a $3.6 million decrease in the cost of interest-bearing liabilities. Noninterest expense increased primarily due to increases in salaries and benefits of $1.2 million and professional fees of $149 thousand, partially offset by decreases in FDIC deposit insurance expense of $590 thousand, foreclosure and collection expenses of $244 thousand and occupancy and equipment of $47 thousand. Additionally, for the years ended March 31, 2011 and 2010, net income available to common shareholders was reduced by $620 thousand and $613 thousand, respectively, as a result of dividends and accretion allocated to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Net interest and dividend income increased by $369 thousand during fiscal 2011 as compared to fiscal 2010 primarily due to a 62 basis point decrease in the average rates paid on deposits, partially offset by a 29 basis decrease on the yield on interest-earning assets.
     The provision for loan losses increased by $500 thousand during fiscal 2011 as compared to fiscal 2010. The increase was primarily associated with additional provisions required for certain customer relationships in fiscal 2011.
     Noninterest income increased by $647 thousand to $2.1 million for the year ended March 31, 2011 when compared to fiscal 2010 primarily due to net gains on the sales of investment securities, which totaled $136 thousand for fiscal 2011 compared to net losses on the sales of investment securities of $465 thousand for fiscal 2010.
     Noninterest expenses increased by $523 thousand during fiscal 2011 when compared to fiscal 2010 primarily due to increases in salaries and benefits expenses of $1.2 million offset by a $590 thousand decrease in deposit insurance premium expense and decreases in foreclosure and collection, advertising and marketing, professional fees, and occupancy and equipment expenses.

     The Company recognized income tax expense of $946 thousand during fiscal 2011, compared to $685 thousand in fiscal 2010.
     Net Interest Rate Spread and Net Interest Margin. The Company’s and the Bank’s operating results are significantly affected by the net interest rate spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The net interest rate spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The net interest margin reflects the relationship of net interest income to interest earning assets and it is calculated by dividing net interest income before the provision for loan losses by average interest earning assets. The net interest spread and net interest margin improved from 2.92% and 3.21%, respectively, for the fiscal year ended March 31, 2010 to 3.25% and 3.50%, respectively, for the fiscal year ended March 31, 2011 due to several factors. The cost of funds decreased by 63 basis points during fiscal 2011 mainly due to decreases in the average rates paid on deposits resulting from comprehensive liability management as some maturing certificates of deposit were either not renewed or were replaced with lower cost deposits or FHLB borrowings. During the fiscal year ended March 31, 2011, the yield on interest-earning assets declined by 29 basis points primarily due to a 26 basis point reduction in interest income on mortgage loans. Contributing to the reduced yield on mortgage loans were decreases in commercial real estate and construction loans as management refocused its lending emphasis in the current market environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan, and a general decline in the market interest rates on loans.

     The following table presents average balances, interest income and expense and yields earned or rates paid on interest-earning assets and interest-bearing liabilities for the years indicated. For purposes of the following table, average loans include nonperforming loans.

	Years Ended March 31,
	2011			2010
			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
			(Dollars in Thousands)
Assets:
Interest-earning assets:
Mortgage loans	$425,720	$23,707	5.57%	$458,214	$26,694	5.83%
Other loans	4,112	226	5.50	5,560	320	5.76

Total loans	429,832	23,933	5.57	463,774	27,014	5.82

Short-term investments	27,506	71	0.26	20,504	50	0.24
Investment securities	30,235	1,295	4.28	36,667	1,473	4.02
Federal Home Loan Bank Stock	8,518	6	0.07	8,518	—	—

Total investments	66,259	1,372	2.07	65,689	1,523	2.32

Total interest-earnings assets	496,091	25,305	5.10	529,463	28,537	5.39

Allowance for loan losses	(3,527)			(2,962)
Noninterest-earning assets	27,945			28,537

Total assets	$520,509			$555,038

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$288,696	2,399	0.83	$308,830	4,468	1.45
Other borrowings	11,341	558	4.92	11,892	578	4.86
Advances from FHLB of Boston	129,616	4,966	3.83	146,210	6,478	4.43

Total interest-bearing liabilities	429,653	7,923	1.84	466,932	11,524	2.47

Noninterest-bearing deposits	42,534			42,247
Other liabilities	1,911			3,056

Total liabilities	474,098			512,235
Stockholders’ equity	46,411			42,803

Total liabilities and stockholders’ equity	$520,509			$555,038

Net interest and dividend income		$17,382			$17,013

Interest rate spread			3.25%			2.92%

Net yield on interest-earning assets			3.50%			3.21%

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

	2011 vs. 2010			2010 vs. 2009
		Changes due to		Changes due to
	Increase (decrease) in:			Increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
			(In Thousands)
Interest income:
Mortgage loans	$(1,834)	$(1,153)	$(2,987)	$136	$(583)	$(447)
Other loans	(80)	(14)	(94)	(173)	(40)	(213)

Total income from loans	(1,913)	(1,167)	(3,081)	(37)	(623)	(660)
Short-term investments	17	4	21	(26)	(74)	(100)
Investment securities	(269)	91	(178)	(10)	(984)	(994)
Federal Home Loan Bank Stock	—	6	6	—	—	—

Total income from investments	(252)	101	(151)	(36)	(1,058)	(1,094)

Total interest and dividend income	(2,165)	(1,066)	(3,232)	(73)	(1,681)	(1,754)

Interest expense:
Deposits	(285)	(1,783)	(2,069)	(170)	(2,346)	(2,516)
Other borrowings — including short-term advances from FHLB	(689)	(823)	(1,512)	(13)	(98)	(111)
Long-term advance — FHLB of Boston	(27)	7	(20)	(41)	(237)	(278)

Total interest expense	(1,001)	(2,599)	(3,601)	(224)	(2,681)	(2,905)

Net interest and dividend income	$(1,164)	$1,533	$369	$151	$1,000	$1,151

     Interest and Dividend Income. Interest and dividend income decreased by $3.2 million, or 11.3%, to $25.3 million for the year ended March 31, 2011 compared to $28.5 million for the year ended March 31, 2010 primarily due to decreases in the average balances of loans and investments, as well as a decrease in the average yield on loans. The average balance of commercial real estate and construction loans decreased as management continued to shift its focus from those loan types in order to decrease risk and to increase capital ratios in accordance with the Company’s business plan. The average balance of residential loans decreased due to higher than expected residential loan payoffs. The average balance of investment securities decreased as maturities and principal repayments were used to fund deposit withdrawals and repayment of borrowings. The yield on short-term investments was 0.26% during the year ended March 31, 2011 as compared to 0.24% for the year ended March 31, 2010 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 0.25% during the years ended March 31, 2011 and 2010.
     Interest Expense. Interest expense decreased by $3.6 million, or 31.2%, to $7.9 million for the year ended March 31, 2011 compared to $11.5 million for the year ended March 31, 2010. The cost of deposits decreased by 62 basis points from 1.45% during the year ended March 31, 2010 to 0.83% during the year ended March 31, 2011, as some high-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $149.8 million during the year ended March 31, 2010, compared to $126.3 million for the year ended March 31, 2011, a decline of $23.5 million. The average balance of lower-costing non-maturing deposits increased by $3.6 million to $204.9 million for the year ended March 31, 2011, as compared to an average balance of $201.3 million for the year ended March 31, 2010. The average balance of FHLB of Boston borrowings decreased by $16.6 million, from $146.2 million during the year ended March 31, 2010 to $129.6 million during the year ended March 31, 2011. The average cost of FHLB of Boston borrowings declined as management did not replace maturing, relatively high-rate advances during the year ended March 31, 2011. The average cost of other borrowings increased as a portion of these borrowings are adjustable and the average rate paid during the year ended March 31, 2011 was 4.92%, compared to an average rate of 4.86% during the year ended March 31, 2010.

Provision for Loan Losses.
     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the years ended March 31, 2011 and 2010, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the year ended March 31, 2011, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for residential condominium and commercial real estate loans, increased loss factors related to national and local economic conditions for commercial real estate loans, and increased the loss factors related to changes in collateral values for residential loans. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $57 thousand for residential and residential condominium loans and $48 thousand for CRE loans.
     Nonperforming loans totaled $9.6 million as compared to $6.2 million on March 31, 2010. Of the eighteen loans constituting this category at March 31, 2011, all are secured by real estate collateral that is predominantly located in the Bank’s market area. Seventeen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from apartment rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
Noninterest Income. Noninterest income increased by $647 thousand from $1.4 million for the year ended March 31, 2010 to $2.1 million for the year ended March 31, 2011. The increase of $647 thousand was primarily due to net gains on the sales and write-downs of investment securities which totaled $136 thousand for the year ended March 31, 2011 compared to net losses of $465 during the prior year, a $67 thousand increase in other income and a $44 thousand increase in brokerage income to $181 thousand as compared to $137 thousand at March 31, 2011. The aforementioned $67 thousand increase in other income was primarily the result of the change in net gain on sale of foreclosed property, which totaled $2 thousand for fiscal 2011, compared to a net loss of $62 thousand for fiscal 2010. These increases were partially offset by a $78 thousand decrease in gains on sale of loans. Income on bank-owned life insurance policies totaled $300 thousand during the year ended March 31, 2010 compared to $295 thousand during the year ended March 31, 2011.
     Noninterest Expenses. Noninterest expenses increased by $523 thousand, or 3.5%, to $15.6 million during the year ended March 31, 2011 as compared to $15.1 million during the year ended March 31, 2010. This increase is primarily due to $1.2 million increase in salaries and benefits expenses and a $149 thousand increase in professional fees, partially offset by $590 thousand decrease in deposit insurance premiums expense and $244 thousand decrease in foreclosure and collection costs. Management continues to closely monitor operating expenses throughout the Company.
     Salaries and employee benefits increased by $1.2 million, or 14.4%, to $9.1 million during the year ended March 31, 2011 as compared to $8.0 million during the year ended March 31, 2010 primarily due to increases of: $131 thousand for staffing increases and merit pay increases; $141 thousand for commissions primarily related to increased residential loan originations; $89 thousand for retirement benefits related to the aforementioned increases in salaries and commissions; $301 thousand for stock-related compensation; $80 thousand for increased contract labor, and a $150 thousand recovery from a vendor for a benefits related settlement that was recorded during fiscal 2010.

     FDIC insurance premiums decreased by $590 thousand to $561 thousand during the year ended March 31, 2010 compared to $1.2 million during the year ended March 31, 2010 primarily due to a change in the calculation methodology mandated by the FDIC for deposit insurance premiums and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses increased by $30 thousand to $193 thousand during the year ended March 31, 2011 as compared to $163 thousand during the year ended March 31, 2010 as management strategically decided to increase advertising and marketing efforts on a limited basis in fiscal 2011.
     Office occupancy and equipment expenses decreased by $47 thousand, or 2.2%, to $2.1 million during the year ended March 31, 2011 as compared $2.2 million during the year ended March 31, 2010 primarily due to decreases in the amortization of leasehold improvements and depreciation of furniture, fixtures and equipment, and maintenance costs, partially offset by increases in utilities, real estate taxes, security expenses and rents.
     Data processing costs decreased by $10 thousand, or 1.2%, to $844 thousand during the year ended March 31, 2011 as compared to $854 thousand during the year ended March 31, 2010 due to decreases in certain processing costs.
     Professional fees increased by $149 thousand, or 16.6%, to $1.0 million during the year ended March 31, 2011 as compared to $895 thousand for the year ended March 31, 2010 primarily due to increases in loan workout-related expenses and compliance-related costs, partially offset by lower legal fees.
     Other expenses decreased by $163 thousand, or 8.59%, to $1.7 million during the year ended March 31, 2011 as compared to $1.9 million during the year ended March 31, 2010 primarily as a result of a decrease in OREO expenses of $244 thousand and other recruiting expenses of $27, partially offset by an increase of $33 thousand for telephone expenses and an increase in bank policy losses of $30 thousand.
     Income Taxes. The effective income tax rates for the years ended March 31, 2011 and 2010 were 35.4% and 25.6%, respectively. The effective income tax rate for fiscal 2010 was affected by a one-time $271 thousand reduction in state income taxes associated with the Bank’s sale of an investment security previously held by a subsidiary. The investment security was transferred to the Bank prior to the sale of the investment, which occurred during the fourth quarter of fiscal 2010.
Comparison of Financial Condition at March 31, 2011 and March 31, 2010
     Total assets were $487.6 million at March 31, 2011 compared to $542.4 million at March 31, 2010, representing a decrease of $54.8 million, or 10.1%. The decrease in total assets reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, including the use of loan repayment and investment maturity and repayment proceeds to fund certain maturing deposits and borrowings. Total loans (excluding loans held for sale) were $394.2 million at March 31, 2011, compared to $461.5 million at March 31, 2010, representing a decrease of $67.3 million, or 14.6%. This decrease was primarily due to decreases in residential and home equity loans of $33.9 million and $391 thousand, respectively, as well as decreases in construction and land and commercial real estate loans of $31.1 million. Construction and land and commercial real estate loans declined as management de-emphasized this type of lending in the current economic environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan. Residential and home equity loans decreased from $225.9 million at March 31, 2010 to $191.6 million at March 31, 2011 due to higher than expected residential loan payoffs. Commercial and industrial loans decreased from $4.0 million at March 31, 2010 to $2.2 million at March 31, 2011 primarily due to the scheduled repayment of principal. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At March 31, 2011, the commercial real estate concentration ratio was 330%, compared to a ratio of 466% at March 31, 2010.
     The allowance for loan losses totaled $3.9 million at March 31, 2011 compared to $3.0 million at March 31, 2010, representing a net increase of $854 thousand, or 28.1%. This net increase was primarily due to a provision of $1.1 million resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both March 31, 2011 and March 31, 2010.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the year ended March 31, 2011 should be sold in the secondary market, rather than being retained in the Bank’s portfolio. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $40.9 million at March 31, 2011 compared to $16.5 million at March 31, 2010, representing an increase of $24.4 million. During the twelve months ended March 31, 2011, in general, proceeds from loan and investment pay-downs and maturities were utilized to fund deposit withdrawals and maturing borrowings, with the remaining funds contributing to the increase in cash and cash equivalents.
     Investment securities totaled $35.3 million at March 31, 2011 compared to $44.5 million at March 31, 2010, representing a decrease of $9.2 million, or 20.7%. The decrease in investment securities is primarily due to the repayment of $9.1 million in principal on mortgage-backed securities, the sale of $3.3 million in corporate bonds, common stocks and preferred stocks, partially offset by the purchase of two government sponsored mortgage backed securities totaling $3.2 million and a net increase of $1.2 million in the fair value of available for sale securities. Stock in the FHLB of Boston totaled $8.5 million at both March 31, 2011 and March 31, 2010.
     Banking premises and equipment, net, totaled $2.7 million and $2.8 million at March 31, 2011 and March 31, 2010, respectively.
     Other real estate owned totaled $132 thousand at March 31, 2011, compared to $60 thousand at March 31, 2010 as one residential condominium foreclosed property was sold during the quarter ended June 30, 2010 and another residential condominium was acquired during the quarter ended December 31, 2010.
     Deferred tax asset totaled $3.6 million at March 31, 2011 compared to $4.7 million at March 31, 2010. The decrease in deferred tax asset is primarily due to the sale of previously written-down preferred stock investments during the year ended March 31, 2011 resulting in a current tax deduction for the prior book write-down.
     The cash surrender value of bank-owned life insurance policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $7.0 million at March 31, 2011 as compared to $6.7 million as of March 31, 2010.
Total deposits amounted to $309.1 million at March 31, 2011 compared to $339.2 million at March 31, 2010, representing a decrease of $30.1 million, or 8.9%. The decrease was a result of the combined effect of a $26.8 million decrease in certificates of deposit and a net decrease in core deposits of $3.3 million (consisting of all non-certificate accounts). Management utilized cash and short-term investments to fund certain maturing higher-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.
FHLB of Boston advances amounted to $117.4 million at March 31, 2011 compared to $143.5 million at March 31, 2010, representing a decrease of $26.1 million, or 18.2%, as maturing advances were not renewed but were instead funded with available cash.
     The net increase in stockholders’ equity from $45.1 million at March 31, 2010 to $47.1 million at March 31, 2011 is primarily the result of net income of $1.7 million, partially offset by $799 thousand of dividends paid to common and preferred shareholders.

Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s principal sources of liquidity are customer deposits, short-term investments, repayments of loans, FHLB of Boston advances, maturities and repayments of various other investments, and funds from operations. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases and funds from operations. In addition, the Company has access to the capital markets to raise additional equity. On December 5, 2008, the Company sold $10.0 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of Treasury under the TARP Capital Purchase Program See “—Troubled Asset Relief Program Capital Purchase Program” above.
     During the year ended March 31, 2011, the Bank decreased deposits by $30.1 million, or 8.9%. The decrease in deposits reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, which included the use of proceeds from loan repayments and investment maturities and repayments to fund certain maturing deposits and borrowings. Differences in deposit levels are primarily the result of management’s decision to focus at various times on the use of deposits to fund growth while at other times to instead utilize FHLB of Boston advances. These decisions are based on the relative interest rates of the various sources of funds at any particular time.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment. On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and was paid on September 30, 2009. Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will cost the fund approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and is being amortized monthly over the three year period. This prepaid deposit premium is carried on the consolidated balance sheet in the other assets category and totaled $1.6 million at March 31, 2011.
     At March 31, 2011, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $27.6 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2011, the Company believes it has sufficient funds available to meet its current loan commitments.
     The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of FHLB of Boston stock, residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At March 31, 2011 and 2010, the Bank had outstanding FHLB of Boston advances of $117.4 and $143.5 million, respectively. At March 31, 2011, the Bank had approximately $53.6 million in unused borrowing capacity at the FHLB of Boston.
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

     For the year ended March 31, 2011, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2011, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $27.6 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.
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
     Management believes that, at March 31, 2011, the Company and Bank have adequate sources of liquidity to fund these commitments.
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
Capital Resources
     The Company and the Bank are required to maintain minimum capital ratios pursuant to the federal prompt corrective action regulations. These regulations establish a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the federal prompt corrective action regulations, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2011, the minimum total risk-based capital ratio required to be well-capitalized was 10.00%. The Company’s and the Bank’s total risk-based capital ratios at March 31, 2011 were 18.53% and 16.72%, respectively.
     To complement the risk-based standards, the FDIC has also adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3.00% for the most highly rated banks and 4.00% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 10.66% and 9.58%, respectively, at March 31, 2011.

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
     The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from the use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 50 basis points downward for fiscal 2011, and 300 basis points upward and 50 basis points downward for fiscal year 2010. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%. Management’s decision to utilize different rate shift scenarios at March 31, 2011 as compared to those used at March 31, 2010, is based on the overall lower interest rate environment that existed at March 31, 2011 when compared to March 31, 2010.
     The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	Twelve months following at March 31,
	2011		2010
	Amount	% Change	Amount	% Change
		(Dollars in Thousands)
300 basis point increase in rates	$(1,095)	(6.58)%	$(1,631)	(9.00)%
50 basis point decrease in rates	(282)	(1.69)	(131)	(0.72)
     As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances.

Item 8. Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Per Share Data)

	March 31,
	2011	2010
ASSETS
Cash and due from banks	$3,728	$4,328
Short-term investments	37,190	12,208

Cash and cash equivalents	40,918	16,536

Investment securities available for sale, at fair value (Note 2)	25,185	34,368
Stock in Federal Home Loan Bank of Boston, at cost (Notes 2 and 7)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost (Note 2)	1,576	1,576

Total investments	35,279	44,462

Loans held for sale, at fair value	—	392

Loans (Note 3)	394,217	461,510
Less allowance for loan losses (Note 3)	(3,892)	(3,038)

Loans, net	390,325	458,472

Accrued interest receivable	1,496	1,896
Banking premises and equipment, net (Note 4)	2,705	2,759
Deferred tax asset, net (Note 8)	3,600	4,681
Other real estate owned (Note 5)	132	60
Goodwill, net	2,232	2,232
Bank-owned life insurance	6,972	6,686
Other assets	3,966	4,268

Total assets	$487,625	$542,444

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 6)	$309,077	$339,169
Federal Home Loan Bank advances (Notes 2 and 7)	117,351	143,469
Subordinated debentures	11,341	11,341
Advance payments by borrowers for taxes and insurance	1,387	1,649
Accrued expenses and other liabilities	1,348	1,703

Total liabilities	440,504	497,331

Commitments and Contingencies (Notes 8, 9 and 12)
Stockholders’ equity (Note 10):
Preferred stock — Series A Fixed Rate Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding at March 31, 2011 and 2010, with a liquidation preference and redemption value of $10,063,889 at March 31, 2011 and 2010 (Note 13)	9,709	9,589
Common stock $1.00 par value; 15,000,000 shares authorized; 1,681,071 and 1,667,151 shares issued and outstanding at March 31, 2011 and 2010, respectively	1,681	1,667
Additional paid-in capital	4,589	4,291
Retained income	35,288	34,482
Accumulated other comprehensive income (Notes 1,2 and 11)	892	810
Unearned compensation — Employee Stock Ownership Plan (Note 11)	(5,038)	(5,726)

Total stockholders’ equity	47,121	45,113

Total liabilities and stockholders’ equity	$487,625	$542,444

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In Thousands, Except Share And Per Share Data)

	Years Ended March 31,
	2011	2010
Interest and dividend income:
Mortgage loans	$23,707	$26,694
Other loans	226	320
Investments	1,301	1,473
Short-term investments	71	50

Total interest and dividend income	25,305	28,537

Interest expense:
Deposits	2,399	4,468
Advances from Federal Home Loan Bank of Boston	4,966	6,478
Other borrowings	558	578

Total interest expense	7,923	11,524

Net interest and dividend income	17,382	17,013
Provision for loan losses (Note 3)	1,100	600

Net interest and dividend income after provision for loan losses	16,282	16,413

Noninterest income:
Deposit service charges	1,003	985
Net gain (loss) from sales and write-downs of investment securities (Note 2)	136	(465)
Net gains on sales of loans	251	329
Bank-owned life insurance income	295	300
Brokerage income	181	137
Other income	192	125

Total noninterest income	2,058	1,411

Noninterest expenses:
Salaries and employee benefits (Note 11)	9,145	7,991
Occupancy and equipment (Note 4)	2,137	2,184
Data processing fees	844	854
Professional fees	1,044	895
FDIC deposit premiums	561	1,151
Advertising and marketing	193	163
Other expenses	1,745	1,908

Total noninterest expenses	15,669	15,146

Income before income taxes	2,671	2,678
Provision for income taxes (Note 8)	946	685

Net income	$1,725	$1,993

Net income available to common stockholders	$1,105	$1,380

Earnings per common share (Note 1)
Basic	$0.74	$0.95

Diluted	$0.68	$0.92

Weighted average common shares outstanding — basic	1,503,719	1,457,232
Weighted average common and equivalent shares outstanding — diluted	1,621,182	1,499,912
See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(In Thousands, except per share data)

	Number of
	Shares of						Accumulated
	Series A	Series A	Number of		Additional		Other	Unearned	Total
	Preferred	Preferred	Shares of	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders’
	Stock	Stock	Common Stock	Stock	Capital	Income	Income (Loss)	ESOP	Equity

Balance at March 31, 2009	10,000	$9,476	1,639,951	$1,640	$4,371	$33,393	$(2,226)	$(6,415)	$40,239
Net income	—	—	—	—	—	1,993	—	—	1,993
Other comprehensive income, net of taxes of $2.0 million:
Unrealized gain on post retirement benefits, net of taxes of $17 thousand	—	—	—	—	—	—	24	—	24
Unrealized gain on securities, net of reclassification adjustment (Note 2) and taxes of $2.0 million	—	—	—	—	—	—	3,012	—	3,012

Comprehensive income									5,029

Dividends paid to common stockholder ($0.20 per share)	—	—	—	—	—	(291)	—	—	(291)
Preferred stock accretion of discount and issuance costs	—	113	—	—	—	(113)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(500)	—	—	(500)
Grant of restricted common stock	—	—	30,000	30	(30)	—	—	—	—
Forfeiture of restricted common stock	—	—	(2,800)	(3)	3	—	—	—	—
Stock-based compensation (Note 1)	—	—	—	—	321	—	—	—	321
Amortization of unearned compensation — ESOP	—	—	—	—	(374)	—	—	689	315

Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113

Net income	—	—	—	—	—	1,725	—	—	1,725
Other comprehensive gain, net of tax expense of $50 thousand:
Unrealized loss on post retirement benefits, net of tax benefit of $22 thousand	—	—	—	—	—	—	(30)	—	(30)
Unrealized gain on securities, net of reclassification adjustment (Note 2) and taxes of $72 thousand	—	—	—	—	—	—	112	—	112

Comprehensive income									1,807

Dividends paid to common stockholders ($0.20 per share)	—	—	—	—	—	(299)	—	—	(299)
Preferred stock accretion of discount and issuance costs	—	120	—	—	—	(120)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(500)	—	—	(500)
Grants of restricted and unrestricted common stock	—	—	13,920	14	(14)	—	—	—	—
Stock-based compensation (Note 1)	—	—	—	—	512	—	—	—	512
Amortization of unearned compensation — ESOP	—	—	—	—	(200)	—	—	688	488

Balance at March 31, 2011	10,000	$9,709	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)
(In Thousands)
     The Company’s other comprehensive income and related tax effect for the years ended March 31, 2011 and 2010 are as follows:

	Before-Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
Year ended March 31, 2011
Unrealized loss on post-retirement benefits	$(52)	$(22)	$(30)
Unrealized gains on securities:
Unrealized net holding gains during period	320	127	193
Less: reclassification adjustment for net gains included in net income	136	55	81

Other comprehensive income	$132	$50	$82

	Before Tax	Tax Expense	After-Tax
	Amount	(Benefit)	Amount
Year ended March 31, 2010
Unrealized gain on post-retirement benefits	$41	$17	$24
Unrealized gains on securities:
Unrealized net holding gains during period	4,553	1,816	2,737
Less: reclassification adjustment for net losses included in net income	(465)	(190)	(275)

Other comprehensive income	$5,059	$2,023	$3,036

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Years Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,725	$1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623	773
Amortization of premiums	218	369
Provision for loan losses	1,100	600
Stock-based compensation and amortization of unearned compensation — ESOP	1,000	636
Deferred tax provision	941	896
Net (gains) losses from sales and write-downs of investment securities	(136)	465
Bank-owned life insurance income	(286)	(300)
Gains on sales of loans held for sale	(251)	(329)
Originations of loans held for sale	(20,795)	(36,052)
Proceeds from the sale of loans originated for sale	21,438	39,197
(Gain) loss on sale of other real estate	(2)	60
Gain on sale of equipment	—	(5)
Decrease (increase) in accrued interest receivable	400	(37)
Decrease (increase) in other assets, net	302	(1,230)
Decrease in accrued expenses and other liabilities, net	(317)	(317)

Net cash provided by operating activities	5,960	6,719

Cash flows from investing activities:
Loan principal collections (originations), net	66,915	(1,670)
Principal payments on mortgage-backed securities	9,137	14,225
Purchases of investment securities	(3,223)	(11,026)
Proceeds from sales of investment securities	3,371	335
Maturities and calls of investment securities	—	1,500
Purchases of banking premises and equipment	(569)	(214)
Net expenditures on other real estate	—	16
Proceeds from sale of equipment	—	10
Proceeds from sales of other real estate	62	2,926

Net cash provided by investing activities	75,693	6,102

Cash flows from financing activities:
Net decrease in deposits	(30,092)	(35,905)
(Increase) decrease in payments by borrowers for taxes and insurance	(262)	117
Advances from FHLB of Boston	—	26,000
Repayment of advances from FHLB of Boston	(26,118)	(27,114)
Repayments of short-term borrowings	—	(1,014)
Cash dividends paid	(799)	(791)

Net cash used in financing activities	(57,271)	(38,707)

Net increase (decrease) in cash and cash equivalents	24,382	(25,886)
Cash and cash equivalents at beginning of year	16,536	42,422

Cash and cash equivalents at end of year	$40,918	$16,536

Cash paid (received) during the period for:
Interest	$8,043	$11,610
Income taxes	—	(813)
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$132	$77
Accretion of Series A preferred stock discount and issuance costs	120	113
See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2011
Note 1. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements include the accounts of Central Bancorp, Inc. (the “Company”), a Massachusetts corporation, and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”), as well as the wholly owned subsidiaries of the Bank, Central Securities Corporation, Central Securities Corporation II, and Metro Real Estate Holdings, LLC.
     The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form of ownership in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by the Federal Reserve Bank (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC for deposits up to $250,000 for most accounts and up to $250,000 for retirement accounts and the Share Insurance Fund (“SIF”) for deposits in excess of the FDIC limits. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest bearing transaction accounts beginning December 31, 2010, through December 31, 2012.
     The Company conducts its business through one operating segment, the Bank. Most of the Bank’s activities are with customers located in eastern Massachusetts. As set forth in Note 3 herein, the Bank concentrates in real estate lending. Management believes that the Bank does not have any significant concentrations in any one customer or industry.
     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the year. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the allowance for loan losses, fair value of other real estate owned, fair value of investments and other-than-temporary impairment, income taxes, accounting for goodwill and impairment, and stock-based compensation.
     The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, neither Trust I nor Trust II are included in the Company’s consolidated financial statements (See “Subordinated Debentures” below).
The following is a summary of the significant accounting policies adopted by the Company and the Bank:
     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, money market mutual fund investments, federal funds sold and other short-term investments having an original maturity at date of purchase of 90 days or less.

     The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank. Such required reserves are calculated based upon deposit levels and amounted to approximately $2.2 million at March 31, 2011.
     Investments
     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At March 31, 2011 and 2010, all of the Bank’s investment securities were classified as available for sale.
     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.
     If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations. For debt securities, when the Bank does not intend to sell the security, and it is more-likely-than-not that the Bank will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss in earnings, and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on the cash flows projections discounted at the applicable original yield of the security.
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
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of March 31, 2011 loans held for sale totaled $0 compared to $392 thousand at March 31, 2010, and, at that date, the aggregate cost of loans held for sale approximated fair value.
     Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.
     The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.
     Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2011 and 2010, net deferred loan fees of $23 thousand and net deferred loan costs of $88 thousand, respectively, were included with the related loan balances for financial presentation purposes.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure, generally by 20 percent to 30 percent. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectibility of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
     Existing performing loan customers who request a loan (non-TDR) modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.

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
     Regarding impaired loans, the Bank individually evaluates each loan and documents what management believes to be an appropriate reserve level in accordance with ASC 310. If management does not believe that any separate reserves for such loans are deemed necessary at the evaluation date in accordance with ASC 310, such loans would continue to be evaluated separately and will not be returned to be included in the general ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.
     The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:
•	Apartments

•	Offices

•	Retail

•	Mixed Use

•	Industrial/Other
     Monthly, CRE loans are segmented using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are subjective, management feels that each category represents a significantly different degree of risk from the other. CRE loans carrying higher LTV ratios are assigned incrementally higher ASC 450 reserve rates. Annually, for the CRE portfolio, management adjusts the appraised values which are used to calculate LTV ratios in our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years. Based on the Company’s allowance for loan loss methodology with respect to CRE, unfavorable trends in the value of real estate will increase the level of the Company’s ASC 450 allowance for loan losses.
     In developing ASC 450 reserve levels, regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At March 31, 2011, the commercial real estate concentration ratio was 330%, compared to a ratio of 466% at March 31, 2010, and 600% at March 31, 2009.
     Residential loans, home equity loans and consumer loans, other than TDRs and loans in the process of foreclosure or repossession, are collectively evaluated for impairment. In addition to our charge-off experience, factors considered in determining the appropriate ASC 450 reserve levels are trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. TDRs and loans that are in the process of foreclosure or repossession are evaluated under ASC 310.
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
     During the year ended March 31, 2011, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for residential condominium and commercial real estate loans, increased loss factors related to national and local economic conditions for commercial real estate loans, and increased the loss factors related to changes in collateral values for residential loans. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $57 thousand for residential and residential condominium loans and $48 thousand for CRE loans.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2011.
     In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At March 31, 2011 and 2010, the reserve for unfunded commitments was not significant.
     Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2011 the interest rate was 2.75%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Capital Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or the Trust, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     Income Taxes
     The Company recognizes income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Bank’s deferred tax asset is reviewed periodically and adjustments to such asset are recognized as deferred income tax expense or benefit based on management’s judgments relating to the realizability of such asset.
     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits, if any, would be classified as additional provision for income taxes in the statement of income.
     Banking Premises and Equipment
     Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. Rental payments under long-term leases are charge to expense on a straight-line basis over the life of the lease.

     Other Real Estate Owned
     Other real estate owned (“OREO”) is recorded at the lower of book value, or fair market value less estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management and asset values are adjusted downward if necessary.
     Accounting for Goodwill and Impairment
     ASC 350, Intangibles — Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. The Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2010 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2010 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management believes that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2010 impairment testing management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s fair value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No events have occurred during the three months ended March 31, 2011 which would indicate that the impairment test would need to be re-performed.
     Pension Benefits and Other Post-Retirement Benefits
     The Bank provides pension benefits for its employees in a multi-employer pension plan through membership in the Co-operative Banks Employees Retirement Association. Pension costs are funded as they are accrued and are accounted for on a defined contribution plan basis.
     The Bank maintains supplemental retirement plans (“SERP”) for two highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank recognizes retirement expense based upon an annual analysis performed by a benefits administrator. Annual SERP expense can vary based upon changes in factors such as changes in salaries or estimated retirement ages.
     The Bank also maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The Bank recognizes the over funded or under funded status of the plan as an asset or liability in its statement of financial condition and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income as set forth by ASC 715 Compensation — Retirement Benefits (“ASC 715”).
     Related Party Transactions
     Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectibility, nor favored treatment or terms, nor present other unfavorable features.

     Stock-Based Compensation
     The Company accounts for stock based compensation pursuant to ASC 718 Compensation—Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of March 31, 2011, 49,880 shares remained unissued and available for award under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.
     Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2011 and 2010.
     The Company granted no stock options in the year ended March 31, 2010. During the fiscal year ended March 31, 2010, 30,000 restricted shares were issued and 2,800 unvested restricted shares were forfeited. No options were granted in fiscal 2011. During the fourth quarter of fiscal 2011, 13,920 shares were issued under the Incentive Plan. Of these shares, 5,871 shares vested immediately and 8,049 shares vest over a five-year life. The restricted shares granted in fiscal 2010 vest over a two-year life. The options to purchase 10,000 and 30,000 restricted shares granted in fiscal 2007 vest over a five-year life. Stock-based compensation totaled $512 thousand for the year ended March 31, 2011 and $321 thousand for the year ended March 31, 2010.
     The number of shares and weighted average exercise prices of outstanding stock options at March 31, 2011 and 2010 are as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at March 31, 2009	68,218	$25.36
Exercised	—	—
Forfeited	(865)	28.99
Expired	(13,745)	20.25

Balance at March 31, 2010	53,608	26.62
Exercised	—	—
Forfeited	(12,466)	23.64
Expired	(6,684)	16.63

Balance at March 31, 2011	34,458	29.63

Exercisable at March 31, 2011	32,458	29.53

     As of March 31, 2011, the Company expects all non-vested stock options to vest over their remaining vesting periods.
     As of March 31, 2011, the expected future compensation costs related to options and restricted stock vesting is as follows: $302 thousand for fiscal 2012, $30 thousand each year for fiscal 2013 through fiscal 2015, and $29 thousand for fiscal 2016.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2011 are as follows:

Options Outstanding						Options Exercisable
			Weighted					Weighted
			Average					Average
			Remaining	Weighted				Remaining	Weighted
	Number		Contractual	Average	Aggregate	Number of		Contractual	Average
Exercise	of Shares		Life	Exercise	Intrinsic	Shares		Life	Exercise
Price	Outstanding		(Years)	Price	Value (1)	Outstanding		(Years)	Price
$28.99	24,458	(2)	3.9	$28.99	$—	24,458	(2)	3.9	$28.99
31.20	10,000	(3)	5.5	31.20	—	8,000	(3)	5.5	31.20

	34,458		4.4	29.63	—	32,458		4.4	29.53

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $19.00 as of March 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. As of March 31, 2011, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 80% vested at March 31, 2011.
     A summary of non-vested restricted stock activity under all Company plans for the year ended March 31, 2011 is as follows:

		Weighted Average
	Number of	Grant Date
Non-Vested Shares	Shares	Fair Value
Balance at March 31, 2009	29,400	$31.20
Granted	30,000	8.28
Vested	(9,800)	31.20
Forfeited	(2,800)	31.20

Non-vested at March 31, 2010	46,800	16.51
Granted	8,049	18.48
Vested	(15,900)	20.39
Forfeited	—	—

Non-vested at March 31, 2011	38,949	15.33

     Regarding unrestricted stock activity, 5,871 shares of unrestricted stock grants were issued during the fourth quarter of the fiscal year ended March 31, 2011 and the stock-based compensation expense associated with those shares totaled $109 thousand.
     Earnings Per Share
     Regarding earnings per share, the Company adheres to guidance as set forth by ASC 360, “Earnings Per Share” (“ASC 360”). Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated shares of common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2011 and 2010, there were approximately 154,000 and 176,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of basic and diluted earnings per share:

	2011	2010
	(Amounts in thousands, except share
	and per share amounts)
Net income as reported	$1,725	$1,933
Less preferred dividends and accretion	(620)	(613)

Net income available to common stockholders	$1,105	$1,380

Weighted average number of common shares outstanding	1,667,685	1,642,705
Weighted average number of unallocated ESOP shares	(163,966)	(185,473)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,503,719	1,457,232
Incremental shares from the assumed exercise of dilutive common stock equivalents	117,463	42,680

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,621,182	1,499,912

Earnings per share:
Basic	$0.74	$0.95

Diluted	$0.68	$0.92

     At March 31, 2011 and 2010, respectively, 34,458 and 53,608 stock options were anti-dilutive and were excluded from the above calculation.
     Bank-Owned Life Insurance
     During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. The Bank follows ASC 325 Investments — Other (“ASC 325”) in accounting for this asset. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carrier prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $7.0 million at March 31, 2011 and $6.7 million at March 31, 2010.
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

     The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows at March 31:

	2011	2010
	(In Thousands)
Net unrealized gain on securities available for sale	$1,184	$1,000
Tax effect	(452)	(380)

Net-of-tax amount	732	620

Unrealized gain on pension benefits	270	321
Tax effect	(110)	(131)

Net-of-tax amount	160	190

Accumulated other comprehensive income	$892	$810

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
     Recent Accounting Pronouncements
     In June 2009, the FASB issued guidance on Accounting for Transfers of Financial Assets, now incorporated into ASC 860 Transfers and Servicing, which amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new guidance significantly impacts loans participations sold as these transactions must meet the additional criteria of a “participating interest” to be treated as a sale. Additionally, participation agreements that contain last in, first out, and similar loan repayment arrangements will disallow the use of sale treatment. The guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The guidance was adopted as of April 1, 2010 and has not had a material impact on the Company’s consolidated financial statements. The guidance may impact the accounting for any loan participations entered into by the Bank after April 1, 2010.
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
     In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables, which amends Accounting Standards Codification Topic 310, Receivables. The purpose of the Update is to improve transparency by companies that hold financing receivables, including loans, leases and other long-term receivables. The Update requires such companies to disclose more information about the credit quality of their financing receivables and the credit reserves against them. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosure requirements as of March 31, 2011 of ASU 2010-20 have been incorporated in the notes to the Company’s consolidated financial statements. Disclosures about activity that occurs during a reporting period will be required beginning April 1, 2011.
     In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. For public entities this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. In addition the previously deferred disclosure requirements originally included in Update No. 2010-20 are effective upon adoption of this standard. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
     In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main provisions in this amendment remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update are a result of the work by the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for these amendments to result in a change in the application of the requirements of Topic 820. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Note 2. Investments (In Thousands)
     The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Corporate bonds	$—	$—	$—	$—
Government agency and government sponsored enterprise mortgage-backed securities	18,129	764	(70)	18,823
Single issuer trust preferred securities issued by financial institutions	1,002	47	—	1,049

Total debt securities	19,131	811	(70)	19,872
Perpetual preferred stock issued by financial institutions	3,071	194	(80)	3,185
Common stock	1,799	354	(25)	2,128

Total	$24,001	$1,359	$(175)	$25,185

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Corporate bonds	$1,752	$—	$—	$1,752
Government agency and government sponsored enterprise mortgage-backed securities	24,253	752	(12)	24,993
Single issuer trust preferred securities issued by financial institutions	1,002	43	—	1,045

Total debt securities	27,007	795	(12)	27,790
Perpetual preferred stock issued by financial institutions	3,394	56	(195)	3,255
Common stock	2,967	508	(152)	3,323

Total	$33,368	$1,359	$(359)	$34,368

     During the twelve month period ended March 31, 2011, three common stock holdings were determined to be other-than temporarily impaired and their book values were reduced through an impairment charge of $118 thousand. Also during the twelve month period ended March 31, 2011, two preferred stock holdings were determined to be other-than-temporarily impaired and their book values were reduced through an impairment charge of $226 thousand. This impairment charge is reflected in “Net gain (loss) from sales and write-downs of investment securities” in the Company’s consolidated statements of income.

     Temporarily impaired securities as of March 31, 2011 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$3,209	$(63)	$306	$(7)
Perpetual preferred stock issued by financial institutions	—	—	938	(80)
Common stock	199	(14)	182	(11)

Total temporarily impaired securities	$3,408	$(77)	$1,426	$(98)

     As of March 31, 2011, the Company has one government agency mortgage-backed security which has been in a continuous loss position for a period greater than twelve months and seven which have been in a continuous loss position for less than twelve months. These debt securities have a total fair value of $3.5 million and unrealized losses of $70 thousand as of March 31, 2011. Management currently does not have the intent to sell these securities and it is more likely that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than-temporarily impaired as of March 31, 2011.
     The Company has one preferred stock security which has been in a continuous loss position for greater than twelve months as of March 31, 2011. This security has a fair value of $938 thousand and an unrealized loss of $80 thousand at March 31, 2011. The preferred stock had a loss to book value ratio of 7.8% at March 31, 2011 compared to a loss to book value ratio of 6.6% at March 31, 2010. Due to the long-term nature of preferred stocks, management considers these securities to be similar to debt securities for analysis purposes. Based on available information, which included Fitch bond rating upgrades during August 2010 and January 2011, management has determined that the unrealized losses on the Company’s investment in this preferred stock are not other-than-temporary as of March 31, 2011.
     The Company has three equity securities with a fair value of $381 thousand and unrealized losses of $25 thousand which were temporarily impaired at March 31, 2011. The total unrealized losses relating to these equity securities represent 6.3% of book value. This is an improvement when compared to the ratio of unrealized losses to book value of 11.9% at March 31, 2010. Of these three securities, one has been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of March 31, 2011, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability to hold to recovery of cost.

     The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2011 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities
Due within one year	$—	$—	—%
Due after one year but within five years	2,970	3,079	4.18
Due after five years but within ten years	11	12	4.75
Due after ten years	15,148	15,732	4.71

Total	$18,129	$18,823

Single issuer trust preferred securities issued by financial institutions:
Due after ten years	1,002	1,049	7.78%

Total	$19,131	$19,872

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2011 and 2010 (all classified as available for sale) were as follows:

	2011	2010
	(Dollars in Thousands)
Proceeds from sales, maturities, redemptions	$3,371	$1,835

Gross gains	552	46
Gross losses	(72)	(170)
Other than temporary impairments	(344)	(341)

Net realized gain (loss)	$136	$(465)

     Mortgage-backed securities with an amortized cost of $1.1 million and a fair value of $1.2 million at March 31, 2011, were pledged to provide collateral for certain customers. Investment securities carried at $8.2 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $3.8 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.
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
     The Company views its investment in the FHLB of Boston stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB of Boston as compared to the capital stock amount and length of time a decline has persisted; (2) impact of legislative and regulatory changes on the FHLB of Boston and (3) the liquidity position of the FHLB of Boston.
     The FHLB of Boston reported earnings for 2010 of approximately $107 million after two consecutive years of losses. During February and May 2011, the FHLB of Boston declared dividends based upon average stock outstanding for the fourth quarter of 2010 and the first quarter of 2011, respectively. The FHLB of Boston’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as negative trend in credit losses on the FHLB of Boston’s private label mortgage backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
     The Company does not believe that its investment in the FHLB of Boston is impaired as of March 31, 2011. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLB of Boston’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLB of Boston become ineffective.
     The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.
Note 3. Loans and the Allowance for Loan Losses (In Thousands)
     Loans, excluding loans for sale, as of March 31, 2011 and 2010 are summarized below:

	2011	2010
Real estate loans:
Residential real estate (1-4 family)	$183,157	$217,053
Commercial real estate	199,074	227,938
Land and Construction	456	2,722
Home equity lines of credit	8,426	8,817

Total real estate loans	391,113	456,530
Commercial loans	2,212	4,037
Consumer loans	892	943

Total loans	394,217	461,510
Less: allowance for losses	(3,892)	(3,038)

Total loans, net	$390,325	$458,472

     A summary of changes in the allowance for loan losses for the fiscal years ended March 31, 2011 and 2010 follows (in thousands):

	Years Ended
	March 31,
	2011	2010
Balance at beginning of period	$3,038	$3,191
Provision charged to expense	1,100	600
Less: charge-offs	(250)	(773)
Add: recoveries	4	20

Balance at end of period	$3,892	$3,038

     At March 31, 2011 there were twenty six impaired loans to eighteen borrowers which totaled $16.1 million compared to thirty impaired loans to twenty-one borrowers at March 31, 2010 which totaled $16.5 million. Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 described in Note 1.

     At March 31, 2011 there were twelve impaired loans to seven borrowers totaling $7.2 million which were accruing interest. At March 31, 2010, there were twenty impaired, accruing loans totaling $10.6 million which represented eleven customer relationships. All loans modified in troubled debt restructurings are included in impaired loans.
     Nonaccrual loans totaled $9.6 million as of March 31, 2011 and were comprised of five commercial real estate customer relationships which totaled $6.9 million and eleven residential customers which totaled $2.9 million of which there were three residential customer relationships totaling $363 thousand which were not impaired. Nonaccrual loans totaled $6.2 million as of March 31, 2010 and were comprised of three commercial real estate customer relationships which totaled $4.7 million and eight residential customer relationships which totaled $1.5 million. Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.

Financing Receivables on Nonaccrual Status as of:

	March 31,	March 31,
	2011	2010

Commercial real estate:

Mixed use	$1,616	$4,729
Industrial (other)	1,500	—
Retail	769	—
Apartments	2,757	—

Residential:
Residential (1-4 family)	2,587	1,199
Condominium	352	318
Commercial	—	—

	$9,581	$6,246

     If the interest on nonaccrual loans had been recognized in accordance with original interest rates, interest income would have increased by $208 thousand for fiscal year 2011 and $94 thousand for fiscal 2010.
     During the year ended March 31, 2011, loans modified in troubled debt restructurings (“TDRs”) were comprised of five residential real estate loan relationships which totaled $1.8 million as of March 31, 2011, and five commercial real estate loan relationships which totaled $8.6 million as of March 31, 2011.
     At March 31, 2011 total TDRs amounted to $11.6 million and were comprised of nine residential real estate loan relationships which totaled $2.7 million and six commercial real estate loan relationships which totaled $8.9 million. Additionally, at March 31, 2011, total accruing TDRs amounted to $7.2 million and total nonaccruing TDRs amounted to $4.4 million.

     The following is a summary of information pertaining to impaired loans for the dates and periods specified (In Thousands):

	At March 31,	At March 31,
	2011	2010
Impaired loans with a valuation allowance	$6,439	$3,009
Impaired loans without a valuation allowance	9,635	13,506

Total impaired loans	$16,074	$16,515

Specific valuation allowance related to impaired loans	$1,417	$354

     Interest income on impaired accruing loans totaled $533 thousand during fiscal 2011 and $318 thousand during fiscal 2010.
     Following is an age analysis of past due loans as of March 31, 2011 by loan portfolio class (in thousands):

	Age Analysis of Past Due Financing Receivables
	as of March 31, 2011
			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total

Commercial real estate:
Mixed use	$398	$—	$1,616	$2,014	$36,605	$38,619
Apartments	—	258	2,757	3,015	75,655	78,670
Industrial (other)	—	—	1,500	1,500	36,005	37,505
Retail	—	—	769	769	28,276	29,045
Offices	—	—	—	—	15,235	15,235
Land	—	—	—	—	456	456
Residential:
Residential real estate loans	782	247	2,587	3,616	152,978	156,594
Residential (condominium)	—	—	352	352	26,211	26,563
Home equity lines of credit	—	—	—	—	8,426	8,426
Commercial and industrial loans	—	—	—	—	2,212	2,212

Consumer loans	4	—	—	4	888	892

	$1,184	$505	$9,851	$11,270	$382,947	$394,217

There were no loans which were past due 90 days or more and still accruing interest as of March 31, 2011.
     Credit Quality Indicators. Management regularly reviews the problem loans in the Bank’s portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following table sets forth the balance of loans classified as pass, special mention, or substandard at March 31, 2011 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment. At March 31, 2011, there were no loans classified as doubtful or loss.
     The following table displays the loan portfolio by credit quality indicators as of March 31, 2011 (in thousands):

	Commercial and	Residential
	Industrial	Real	Home Equity	Commercial		Consumer
	Loans	Estate	Lines of Credit	Real Estate	Land	Loans	Total
Pass	$2,212	$181,587	$8,426	$188,917	$456	$892	$382,490
Special mention	—	1,570	—	7,128	—	—	8,698
Substandard	—	—	—	3,029	—	—	3,029

	$2,212	$183,157	$8,426	$199,074	$456	$892	$394,217

     The following table displays the balances of non-impaired commercial real estate loans with various loan-to-value (LTV) ratios by collateral type. The Bank considers this an additional credit quality indicator specifically as it relates to the commercial real estate loan portfolio (in thousands):

	Apartments	Offices	Mixed Use	Industrial (Other)	Retail	Total
< 40%	$12,720	$1,028	$10,083	$6,646	$6,883	$37,360
40% - 60%	22,994	8,299	7,899	9,055	16,220	64,467
> 60%	32,165	5,494	18,658	10,396	2,660	69,373
Participations	4,576	—	—	9,352	1,116	15,044

Total	$72,455	$14,821	$36,640	$35,449	$26,879	$186,244

     Following is a summary of the allowance for loan losses and loans at March 31, 2011 by loan portfolio segment disaggregated by impairment method (in thousands):

		Commercial Real
	Residential	Estate
	Real	and	Commercial	Consumer
	Estate	Land	Loans	Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$110	$1,307	$—	$—	$—	$1,417
Collectively evaluated for impairment	763	1,513	17	16	166	2,475

	$873	$2,820	$17	$16	$166	$3,892

Loans ending balance:
Individually evaluated for impairment	$3,588	$12,486	$—	$—	$—	$16,074
Collectively evaluated for impairment	187,833	187,572	690	2,048	—	378,143

	$191,421	$200,058	$690	$2,048	$—	$394,217

     Following is a summary of impaired loans and their related allowances within the allowance for loan losses at March 31, 2011 (in thousands):

	Recorded	Unpaid Principal	Related
	Investment *	Balance	Allowance
With no related allowance recorded:
Residential 1-4 Family	$2,119	$2,123	$—
Commercial Real Estate and Multi-Family	8,894	8,920	—

With an allowance recorded:
Residential 1-4 Family	$1,468	$1,630	$110
Commercial Real Estate and Multi-Family	3,629	4,580	1,307

Total
Residential 1-4 Family	$3,587	$3,753	$110
Commercial Real Estate and Multi-Family	12,523	13,500	1,307

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.
     The following summarizes activity with respect to loans made by the Bank to directors and officers and their related interests for the years ended March 31, 2011 and 2010:

	2010	2010
Balance at beginning of year	$305	$390
New loans	4	—
Repayment of principal	(204)	(22)
Reduction of directors and officers	—	(63)

Balance at end of year	$105	$305

     Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.
Note 4. Banking Premises and Equipment (In Thousands)
     A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31, 2011 and 2010 follows:

			Estimated
	2011	2010	Useful Lives
Land	$589	$589
Buildings and improvements	2,657	2,362	50 years
Furniture and fixtures	3,592	3,484	3-5 years
Leasehold improvements	1,568	1,561	5-10 years

	8,406	7,996
Less accumulated depreciation and amortization	(5,701)	(5,237)

Total	$2,705	$2,759

     Depreciation and amortization for the years ended March 31, 2011 and 2010 amounted to $623 thousand and $773 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.
Note 5. Other Real Estate Owned (In Thousands)
     The following summarizes activity with respect to other real estate owned during the year ended March 31, 2011 and 2010.

	2011	2010
Balance at beginning of year	$60	$2,986
Additions	132	77
Valuation adjustments	0	(17)
Sales	(60)	(2,986)

Balance at end of year	$132	$60

     During fiscal 2011, one residential property totaling $132 thousand was acquired through foreclosure. Also during fiscal 2011, the sale of one property with a book value of $60 thousand was sold for $62 thousand resulting in a gain on the sale of other real estate owned of $2 thousand. During fiscal 2010, one residential property totaling $77 thousand was acquired through foreclosure. Management’s subsequent review of this property resulted in the recording of a valuation allowance of $17 thousand, which comprised the $60 thousand balance in other real estate owned at March 31, 2010. Also during fiscal 2010, the sales of three properties with book values of approximately $3.0 million were sold for approximately $2.9 million, resulting in loss on the sale of other real estate owned of $60 thousand.
Note 6. Deposits (Dollars in Thousands)
     Deposits at March 31, 2011 and 2010 are summarized as follows:

	2011	2010
Demand deposit accounts	$40,745	$41,959
NOW accounts	28,989	29,358
Passbook and other savings accounts	55,326	53,544
Money market deposit accounts	76,201	79,745

Total non-certificate accounts	201,261	204,606

Term deposit certificates
Certificates of $100,000 and above	40,843	51,695
Certificates less than $100,000	66,973	82,868

Total term deposit certificates	107,816	134,563

Total deposits	$309,077	$339,169

     Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2011 are as follows:

		Weighted Average
	Amount	Interest Rate
Within 1 year	$87,297	0.93%
Over 1 to 3 years	19,778	1.64
Over 3 years	741	1.60

	$107,816

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)
     A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, follows:

	2011		2010
		Weighted		Weighted
		Average		Average
	Amount	Interest Rate	Amount	Interest Rate
Within 1 year	$—	—%	$26,000	5.37%
1-2 years	29,351	3.92	—	—
2-3 years	11,000	2.98	29,469	3.92
3-4 years	22,000	2.93	11,000	2.98
4-5 years	5,000	2.89	22,000	2.93
Over 5 to 10 years	50,000	4.10	55,000	3.99

	117,351	3.68%	143,469	3.98%

     At March 31, 2011, advances totaling $87 million are callable during fiscal 2012 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.
     The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB of Boston advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $53.6 million at March 31, 2011.
Note 8. Income Taxes (Dollars in Thousands)
     The components of the provision for income taxes for the years indicated are as follows:

	Year Ended March 31,
	2011	2010
Current
Federal	$—	$(176)
State	5	55

Total current provision (benefit)	5	(121)

Deferred
Federal	578	962
State	363	(157)

Total deferred provision	941	806

Provision for income taxes	$946	$685

     The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rates and effective tax rates are as follows:

	Year Ended March 31,
	2011	2010
Statutory federal tax rate	34.0%	34.0%
Items affecting Federal Income tax rate:
Dividends received deduction	(2.6)	(2.7)
Net state impact of deferred rate change	3.0	(10.3)
State income taxes — net of federal tax benefit	7.2	6.3
Bank-owned life insurance deduction	(3.6)	(5.4)
Valuation allowance	(4.8)	1.0
Stock-based compensation	1.2	3.10
Other	1.0	(0.4)

Effective tax rate	35.4%	25.6%

     The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized at March 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,580	$1,243
Depreciation	814	966
Post- retirement employee benefits	425	299
Write-down of investments securities	845	2,778
Net operating loss carryforward	434	74
Other	444	259

Gross deferred tax asset	4,542	5,619
Less: Valuation allowance	(292)	(421)

Net deferred tax assets	4,250	5,198

Deferred tax liabilities:
Unrealized gain on securities, net	452	380
Other	198	137

Gross deferred tax liability	650	517

Net deferred tax assets	$3,600	$4,681

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

     As of March 31, 2011, the Company provided a liability of $155 thousand of unrecognized tax benefits related to various federal and state income tax matters. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Amount
Unrecognized tax benefits at April 1, 2010	$198
Additions for tax positions related to the current year	16
Additions for tax positions of prior years	61
Reductions for tax positions of prior years	(120)

Unrecognized tax benefits at March 31, 2011	$155

          The amount of unrecognized tax benefit that would impact the Company’s effective tax rate, if recognized, is $155 thousand. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months. In general, the tax years ended March 31, 2007 through March 31, 2011 remain open to examination by federal and state taxing jurisdictions to which the Company is subject. As of April 1, 2010, the Company had accrued interest and penalties of $41 thousand related to uncertain tax positions. As of March 31, 2011, the total amount of accrued interest and penalties is $13 thousand. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
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
          Financial instruments with off-balance sheet risks as of March 31, 2011 and 2010 included the following:

	At March 31,
	2011	2010
Unused lines of credit	$15,940	$16,495
Unadvanced portions of construction loans	—	126
Unadvanced portions of commercial loans	459	1,135
Commitments to originate residential mortgage loans	11,232	6,077
Commitments to sell residential mortgage loans	595	4,024

Total off-balance sheet commitments	$28,226	$27,857

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

     The Bank is also a party to lease commitments related to premises used to conduct its business. A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending
March 31,
2012	$371
2013	357
2014	333
2015	329
2016	311
Thereafter	17

Total	$1,717

     Certain leases contain renewal options the potential impact of which is not included above. Rental expense for each of the years ended March 31, 2011 and 2010 totaled $365 thousand and $352 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.
Note 10. Stockholders’ Equity (Dollars in Thousands, except per share amount)
     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2011, the Bank met all capital adequacy requirements to which it is subject.
     In December 2008, the U.S. Department of Treasury invested $10.0 million in the Company through the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (see Note 14 for additional information regarding the Company’s participation in the TARP Capital Purchase Program). As a result of this investment, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. The table below reflects $10.0 million in TARP funds received as a capital contribution from the Company to the Bank. To be categorized as “well capitalized,” the Bank must maintain minimum risk-weighted capital, Tier 1 capital and tangible capital ratios as set forth in the table. There are no conditions or events, since that notification that management believes would cause a change in the Bank’s categorization. No deduction was taken from capital for interest-rate risk. The Company’s and the Bank’s Tier 1 leverage, Tier 1 risk-based and total risk-based capital ratios together with related regulatory minimum requirements are summarized as follows:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2011:
Company (consolidated)
Total risk-based capital	$56,531	18.53%	$24,406	≥8.00%	N/A	N/A
Tier 1 capital	52,514	17.22	11,854	≥4.00	N/A	N/A
Tier 1 leverage capital	52,514	10.66	19,705	≥4.00	N/A	N/A
Bank
Total risk-based capital	$50,954	16.72%	$24,380	≥8.00%	$30,475	≥10.00%
Tier 1 capital	46,938	15.40	12,192	≥4.00	18,288	≥6.00
Tier 1 leverage capital	46,938	9.58	19,598	≥4.00	24,498	≥5.00

As of March 31, 2010:
Company (consolidated)
Total risk-based capital	$53,569	15.12%	$29,769	≥8.00%	N/A	N/A
Tier 1 capital	50,432	14.24	14,166	≥4.00	N/A	N/A
Tier 1 leverage capital	50,432	9.22	21,879	≥4.00	N/A	N/A
Bank
Total risk-based capital	$47,374	13.37%	$28,346	≥8.00%	$35,433	≥10.00%
Tier 1 capital	44,237	12.49	14,167	≥4.00	21,250	≥6.00
Tier 1 leverage capital	44,237	8.09	21,872	≥4.00	27,340	≥5.00
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

     Expenses for the Pension Plan and the Savings Plan were $545 thousand and $494 thousand, for the years ended March 31, 2011 and 2010, respectively. Forfeitures are used to reduce expenses of the plans.
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
     As set forth by ASC 718, compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP compensation expense for fiscal 2011 and 2010 amounted to $260 thousand and $153 thousand, respectively.
     Company common stock dividends received by the ESOP on allocated shares that are not associated with financing are allocated to plan participants. Company common stock dividends received by the ESOP for allocated shares that are associated with financing provided by the Company are returned to the Bank for the purpose of reducing expenses.

Other Post-Retirement Benefits
     The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2011 and 2010:

	Year Ended March 31,
	2011		2010
	Life	Medical	Life	Medical

Actuarial present value of benefits obligation:
Retirees	$(165)	$(146)	$(126)	$(145)
Fully eligible participants	—	—	—	—

Total	$(165)	$(146)	$(126)	$(145)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(126)	$(144)	$(165)	$(168)
Service cost less expense component	—	—	—	—
Interest cost	(8)	(7)	(7)	(9)
Actuarial (loss) gain	(28)	—	60	27
Amendment	—	—	—	—
Assumptions	(4)	(11)	(15)	(12)
Benefits paid	1	16	1	17

Accumulated benefit obligations at year-end	$(165)	$(146)	$(126)	$(145)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contribution	1	16	1	17
Benefits paid and expenses	(1)	(16)	(1)	(17)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in accumulated other comprehensive income:
Other accumulated comprehensive income at prior fiscal year-end	$(173)	$(148)	$(141)	$(140)
Gain (loss) on actuarial experience	28	—	(60)	(27)
Gain (loss) actuarial assumptions	4	11	15	12
Amortization included in pension expense	7	2	13	6

Other accumulated other comprehensive income at current year-end	$(134)	$(135)	$(173)	$(149)

Amounts with deferred recognition
Reconciliation of accrued pension cost:
Accrued pension cost at beginning of year	$(299)	$(294)	$(305)	$(309)
Minus net periodic cost	(1)	(5)	6	(2)
Plus employer contributions, net	1	16	1	17

Accrued cost at end of year	$(299)	$(283)	$(298)	$(294)

Benefit obligation weighted average assumption as change in projected benefit obligation:
Discount rate	4.50%	4.50%	5.00%	5.00%
Expected return on plan assets	4.50	4.50	5.00	5.00
Rate of compensation increase	n/a	n/a	n/a	n/a

	Years Ended March 31,
	2011		2010
	Life	Medical	Life	Medical
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	8	7	7	9
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	8	14	9	13
Recognized actuarial gain	(15)	(16)	(22)	(20)

Net periodic benefit gain (cost)	$1	$5	$(6)	$2

Periodic benefit cost weighted average assumptions:
Discount rate	5.00%	5.00%	6.75%	6.75%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(165)	$(146)	$(125)	$(144)

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$(150)	$(133)	$(198)	$(160)
Prior credit	—	(52)	—	(63)
Transition liability	16	50	25	74

	$(134)	$(135)	$(173)	$(149)

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
     Projected life and medical benefits payments are as follows (in thousands):

Years Ending
March 31,
2012	$31
2013	32
2014	32
2015	32
2016	32
2017 through 2021	135
Supplemental Executive Retirement Plans
     The Bank maintains supplemental retirement plans (“SERP”) for two highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank’s obligation is unfunded. The Bank recognizes retirement expense based upon an annual analysis performed by a benefits administrator. Annual SERP expense can vary based upon changes in factors such as changes in salaries or estimated retirement ages. SERP expense totaled $227 thousand for fiscal 2011 and $209 thousand for fiscal 2010. The SERP liability balance totaled $655 thousand at March 31, 2011 and $428 thousand at March 3, 2010.

Employment Agreements
     The Company has entered into employment agreements with certain executive officers. The employment agreements are generally for initial terms of five years, with automatic extensions made annually thereafter. The agreements include stipulations for termination, including termination made with and without just cause, and provide for base salaries, discretionary bonuses, and severance benefits. The agreements also provide for insurance and various other benefits. The employment agreements also include “Change of Control” provisions, providing that in the event of a Change in Control, as defined, compensation be paid to the officer in amounts up to approximately three times the officer’s base salary in the form of one lump sum payment following a Change of Control event.
Note 12. Legal Proceedings
     The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.
Note 13. Troubled Asset Relief Program Capital Purchase Program
     On December 5, 2009, the Company sold $10.0 million in preferred shares to the U.S. Department of Treasury (“Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2009. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued (i) 10,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash. As a result of the Treasury’s investment, the Company and the Bank met all regulatory requirements to be considered well capitalized at March 31, 2011.
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
Note 14. Fair Values of Financial Instruments (In Thousands)
     The Company follows ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value as the exchange price that would be received upon sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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

     The only assets of the Company recorded at fair value on a recurring basis at March 31, 2011 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at March 31, 2011 were collateral dependent loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

At March 31, 2011	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$18,823	$—	$18,823
Single issuer trust preferred securities issued by financial institutions	1,049	—	—	1,049
Perpetual preferred stock issued by financial institutions	2,063	1,122	—	3,185
Common stock	2,128	—	—	2,128
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	4,566	4,566
Residential	—	—	443	443
OREO	—	—	132	132

At March 31, 2010		Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Corporate bonds	$—	$1,752	$—	$1,752
Government agency and government sponsored agency mortgage-backed securities	—	24,993	—	24,993
Single issuer trust preferred securities issued by financial institutions	—	1,045	—	1,045
Perpetual preferred stock issued by financial institutions	—	3,255	—	3,255
Common stock	3,323	—	—	3,323
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	6,604	6,604
Residential	—	—	599	599
OREO	—	—	60	60
     At March 31, 2011, the fair value of one trust preferred security amounting to $1,049 was measured using Level 1 inputs in comparison to March 31, 2010, at which time the security was measured using Level 2 inputs. The transfer from Level 2 to Level 1 was primarily the result of increased trading volume of the security at and around year end. The fair value as of March 31, 2011 was determined using actual trades of the exact security, whereas the fair value as of March 31, 2010 was determined by a matrix pricing model based upon comparable securities.
     At March 31, 2011, the fair value of three preferred stocks amounting to $2,063 were measured using Level 1 inputs in comparison to March 31, 2010, at which time the securities were measured using Level 2 inputs. The transfers from Level 2 to Level 1 were primarily the result of increased trading volume of the securities at and around year end. The fair values as of March 31, 2011 were determined using actual trades of the exact securities, whereas the fair values as of March 31, 2010 were determined by matrix pricing models based upon comparable securities.

     There were no Level 3 securities at March 31, 2011 or at March 31, 2010. The Company did not have any sales or purchases of Level 3 available for sale securities during the periods.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At March 31, 2011, impaired loans measured at fair value using Level 3 inputs amounted to $5.0 million, which represents five customer relationships, compared to twelve customer relationships which totaled $7.2 million March 31, 2010. There were no impaired loans measured at fair value using Level 2 inputs at March 31, 2011 or 2010. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at March 31, 2011 and March 31, 2010 consist of appraisals which may be discounted by management using non-observable inputs, as well as estimated costs to sell.
     OREO is measured at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of value of the collateral. At March 31, 2011, OREO was comprised of one residential condominium totaling $132 thousand. OREO at March 31, 2010 consisted of one residential condominium which totaled $60 thousand. The one OREO property at March 31, 2010 was sold during the fiscal year ended March 31, 2011.
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
     Investment Securities Available for Sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period. Available for sale securities are recorded at fair value on a recurring basis.
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates, estimated using local market data, of which loans with similar terms would be made to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of loans held for sale is determined based on the unrealized gain or loss on such loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits.
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
     Deposits — The fair values of deposits (excluding term deposit certificates) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for term deposit certificates are estimated using a discounted cash flow technique that applies interest rates estimated using local market data currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits with similar remaining maturities.
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
     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2011		March 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$3,728	$3,728	$4,328	$4,328
Short-term investments	37,190	37,190	12,208	12,208
Investment securities available for sale	25,185	25,185	34,368	34,368
Loans held for sale	—	—	392	392
Net loans	390,325	394,475	458,472	454,557
Stock in Federal Home Loan Bank of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,496	1,496	1,896	1,896

Liabilities
Deposits	$309,077	$300,875	$339,169	$329,749
Advances from FHLB of Boston	117,351	125,314	143,469	150,949
Subordinated debentures	11,341	8,651	11,341	8,226
Advance payments by borrowers for taxes and insurance	1,387	1,387	1,649	1,649
Accrued interest payable	397	397	517	517

Off-Balance Sheet Instruments	28,226	28,226	27,257	27,257

Note 15. Parent Company Only Condensed Financial Statements (In Thousands)

	At March 31,
Balance Sheets	2011	2010
Assets
Cash deposit in subsidiary bank	$301	$342
Investment in subsidiary	52,156	49,467
ESOP loan (Note 11)	5,676	6,254

Investment in unconsolidated subsidiary	341	341
Other assets	325	97

Total assets	$58,799	$56,501

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$11,341

Accrued taxes and other liabilities	337	47

Total stockholders’ equity	47,121	45,113

Total liabilities and stockholders’ equity	$58,799	$56,501

	Year Ended March 31,
Statements of Operations	2011	2010
Dividends from subsidiary	$500	$500
Interest income	468	515
Interest expense on subordinated debentures	(575)	(586)
Noninterest expenses	(460)	(432)

Loss before income tax benefit	(67)	(3)
Income tax benefit	—	206

Income before equity in undistributed net income of subsidiary	(67)	203
Equity in undistributed net income of subsidiary	1,792	1,790

Net income	$1,725	$1,993

	Year Ended March 31
Statements of Cash Flows	2011	2010
Cash flows from operating activities
Net income	$1,725	$1,993
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiary	(1,792)	(1,790)
Changes in other assets and other liabilities	246	27

Net cash provided by operating activities	179	230

Cash flows from investing activities:
ESOP loans, net of repayment	578	566

Net cash provided by investing activities	578	566

Cash flows from financing activities:
Cash dividends paid	(798)	(791)

Net cash (used in) provided by financing activities	(798)	(791)

Net (decrease) increase in cash in subsidiary bank	(41)	5
Cash in subsidiary bank at beginning of year	342	337

Cash in subsidiary bank at end of year	$301	$342

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Central Bancorp, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheet of Central Bancorp, Inc. and Subsidiary as of March 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorp, Inc. and Subsidiary, as of March 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
Boston, Massachusetts
June 17, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Central Bancorp, Inc.:
We have audited the accompanying consolidated balance sheet of Central Bancorp, Inc. and Subsidiary (the “Company”) as of March 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Bancorp, Inc. and Subsidiary as of March 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Caturano and Company, P.C.
Boston, Massachusetts
June 18, 2010

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     On August 10, 2010, the Company was notified that, due to the fact that certain officers of Caturano and Company, P.C. became partners of McGladrey & Pullen, LLP effective July 20, 2010, Caturano and Company, P.C. will resign as the independent registered public accounting firm for the Company effective August 13, 2010. The audit reports of Caturano and Company, P.C. on the consolidated financial statements of the Company for the years ended March 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     During the two most recent fiscal years ended March 31, 2010 and 2009 and through August 13, 2010 there were: (1) no disagreements between the Company and Caturano and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Caturano and Company, P.C. would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set for in Item 304(a)(1)(v) of Regulation S-K.
     Effective August 13, 2010, the Audit Committee of the Company’s Board of Directors engaged McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm. During the Company’s fiscal years ended March 31, 2010 and 2009 and the subsequent interim period preceding the engagement of McGladrey & Pullen, LLP, the Company did not consult with McGladrey & Pullen, LLP regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide any written report or oral advice that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (3) any matter that was either the subject of a disagreement with Caturano and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

     Item 9A. Controls and Procedures
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

(b)	Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based upon the criteria set forth in a report entitled “Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations” of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2011.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the twelve months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
     The following table sets forth certain information with respect to the Company’s equity compensation plan as of March 31, 2011:

(c)
	(a)		Number of securities remaining
	Number of securities to be	(b)	available for future issuance
	issued	Weighted-average exercise	under equity compensation
	upon exercise of outstanding	price of outstanding	plan (excluding securities
Plan Category	options, warrants and rights	options, warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	34,458	$ 29.63	49,880

Equity compensation plans not approved by security holders	—	—	—

Total (1)	34,458	$ 29.63	49,880

(1)	The 1999 Stock Option Plan and the 2006 Long-Term Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.
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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.
     The following exhibits are filed as exhibits to this Annual Report:

Exhibit No.	Description
3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[10]	Amended Bylaws of Central Bancorp, Inc.

4.1[2]	Articles of Amendment to the Articles of Incorporation of Central Bancorp, Inc. Establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2[2]	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Bancorp, Inc.

4.3[2]	Warrant to Purchase 234,742 Shares of Common Stock of Central Bancorp, Inc.

4.4[3]	Shareholder Rights Agreement, dated as of October 11, 2001, by and between Central Bancorp, Inc. and Registrar and Transfer Company, as Rights Agent, as amended and restated as of January 29, 2003, and as amended on February 11, 2003, May 22, 2003, July 24, 2003 and August 4, 2003

10.1[4]	Employment Agreement by and between Central Co-operative Bank and John D. Doherty†

10.2[4]	Employment Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.3[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, as amended †

10.4[4]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and William P. Morrissey, as amended †

10.5[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.6[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty †

10.7[4]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and William P. Morrissey †

10.8[1]	Severance Agreement between the Bank and William P. Morrissey, dated December 14, 1994 †

10.9[1]	Severance Agreement between the Bank and Paul S. Feeley, dated May 14, 1998 †

10.10[1]	Amendments to Severance Agreements between the Bank and Messrs. Feeley and Morrissey, dated January 8, 1999 †

10.11[5]	1999 Stock Option and Incentive Plan †

10.12[6]	Amended and Restated Deferred Compensation Plan for Non-Employee Directors †

10.13[11]	Senior Management Compensation Incentive Plan, as amended †

10.14[7]	Severance Agreement between the Bank and Bryan E. Greenbaum dated March 17, 2005†

10.15[8]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan †

14[9]	Code of Ethics

21	Subsidiaries of Registrant

Exhibit No.	Description
23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of Caturano and Company, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. §30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. §30.15 Certification of Chief Financial Officer

†	Management contract or compensatory plan.

(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 0- 25251) filed with the SEC on June 28, 1999.

(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 9, 2010.

(3)	Incorporated by reference to the Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 28, 2004.

(4)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 21, 2007.

(5)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (File No. 0- 25251) filed with the SEC on February 17, 2010.

(7)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the SEC on June 29, 2005 and to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on November 14, 2009 (File No. 0-25251).

(8)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.

(9)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

(10)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251)

filed with the SEC on October 22, 2007.

(11)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-25251) filed with the SEC on August 13, 2010.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.
Date: June 17, 2011	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer) (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty John D. Doherty	June 17, 2011
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Paul S. Feeley Paul S. Feeley	June 17, 2011
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ William P. Morrissey William P. Morrissey President and Director	June 17, 2011

/s/ Robert J. Hardiman Robert J. Hardiman Director	June 17, 2011

/s/ Raymond Mannos Raymond Mannos Director	June 17, 2011

/s/ James P. McDonough James P. McDonough Director	June 17, 2011

/s/ Albert J. Mercuri, Jr. Albert J. Mercuri, Jr. Director	June 17, 2011

/s/ John J. Morrissey John J. Morrissey	June 17, 2011
Director

/s/ Kenneth K. Quigley, Jr. Kenneth K. Quigley, Jr.	June 17, 2011
Director

/s/ Edward F. Sweeney, Jr. Edward F. Sweeney, Jr.	June 17, 2011
Director

/s/ Gerald T. Mulligan Gerald T. Mulligan	June 17, 2011
Director