Form 10-Q
period 2011-06-30
CENTRAL BANCORP INC /MA/
filed 2011-08-15
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Common Stock, $1.00 par value	1,681,071

Class	Outstanding at August 11, 2011

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(In Thousands, Except Share and Per Share Data)	June 30, 2011	March 31, 2011
ASSETS

Cash and due from banks	$3,251	$3,728
Short-term investments	21,963	37,190

Cash and cash equivalents	25,214	40,918

Investment securities available for sale, at fair value (Note 2)	27,479	25,185
Stock in Federal Home Loan Bank of Boston, at cost (Note 2)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	37,573	35,279

Loans held for sale	196	—

Loans (Note 3)	417,756	394,217
Less allowance for loan losses	(4,418)	(3,892)

Loans, net	413,338	390,325

Accrued interest receivable	1,399	1,496
Banking premises and equipment, net	2,637	2,705
Deferred tax asset, net	3,714	3,600
Other real estate owned	132	132
Goodwill	2,232	2,232
Bank-owned life insurance (Note 11)	7,041	6,972
Other assets	3,762	3,966

Total assets	$497,238	$487,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$317,499	$309,077
Federal Home Loan Bank advances	117,321	117,351
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	1,782	1,387
Accrued expenses and other liabilities	2,139	1,348

Total liabilities	450,082	440,504

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,064 at June 30, 2011 and March 31, 2011	9,740	9,709
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,681,071 shares issued and outstanding at June 30, 2011 and March 31, 2011	1,681	1,681
Additional paid-in capital	4,627	4,589
Retained income	35,292	35,288
Accumulated other comprehensive income (Note 6)	682	892
Unearned compensation — Employee Stock Ownership Plan	(4,866)	(5,038)

Total stockholders’ equity	47,156	47,121

Total liabilities and stockholders’ equity	$497,238	$487,625

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
(In Thousands, Except Share and Per Share Data)	2011	2010
Interest and dividend income:
Mortgage loans	$5,298	$6,466
Other loans	38	68
Investments	233	303
Short-term investments	14	8

Total interest and dividend income	5,583	6,845

Interest expense:
Deposits	388	715
Advances from Federal Home Loan Bank of Boston	1,090	1,357
Other borrowings	137	138

Total interest expense	1,615	2,210

Net interest and dividend income	3,968	4,635
Provision for loan losses	500	300

Net interest and dividend income after provision for loan losses	3,468	4,335

Noninterest income:
Deposit service charges	240	253
Net gain from sales and write-downs of investment securities	490	43
Net gains on sales of loans	9	42
Bank-owned life insurance	72	72
Other	94	118

Total noninterest income	905	528

Noninterest expenses:
Salaries and employee benefits	2,595	2,133
Occupancy and equipment	529	506
Data processing fees	202	204
Professional fees	178	295
FDIC deposit insurance premiums	102	140
Advertising and marketing	32	64
Other expenses	407	410

Total noninterest expenses	4,045	3,752

Income before income taxes	328	1,111
Provision for income taxes	92	372

Net income	$236	$739

Net income available to common shareholders	$80	$585

Earnings per common share — basic (Note 9)	$0.05	$0.39

Earnings per common share — diluted (Note 9)	$0.05	$0.37

Weighted average common shares outstanding — basic	1,530,547	1,495,120

Weighted average common and equivalent shares outstanding — diluted	1,686,755	1,584,794
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Number of		Number of				Accumulated
	Shares of Series	Series A	Shares of		Additional		Other	Unearned	Total
	A Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Three Months Ended June 30, 2010
Balance at March 31, 2010	10,000	$9,589	1,667,151	$1,667	$4,291	$34,482	$810	$(5726)	$45,113
Net income	—	—	—	—	—	739	—	—	739
Other comprehensive loss, net of tax benefit of $240:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	(344)	—	(344)

Comprehensive income									395

Dividends paid to common stockholders ($0.05 per share)	—	—	—	—	—	(75)	—	—	(75)
Preferred stock accretion of discount and issuance costs	—	29	—	—	—	(29)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(125)	—	—	(125)
Stock-based compensation (Note 10)	—	—	—	—	100	—	—	—	100
Amortization of unearned compensation — ESOP	—	—	—	—	(117)	—	—	172	55

Balance at June 30, 2010	10,000	$9,618	1,667,151	$1,667	$4,274	$34,992	$466	$(5,554)	$45,463

	Number of		Number of				Accumulated
	Shares of Series	Series A	Shares of		Additional		Other	Unearned	Total
	A Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders’
	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Three Months Ended June 30, 2011
Balance at March 31, 2011	10,000	$9,709	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121
Net income	—	—	—	—	—	236	—	—	236
Other comprehensive loss, net of tax benefit of $114:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	(210)	—	(210)

Comprehensive income									26

Dividends paid to common stockholders ($0.05 per share)	—	—	—	—	—	(76)	—	—	(76)
Preferred stock accretion of discount and issuance costs	—	31	—	—	—	(31)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(125)	—	—	(125)
Stock-based compensation (Note 10)	—	—	—	—	108	—	—	—	108
Amortization of unearned compensation — ESOP	—	—	—	—	(70)	—	—	172	102

Balance at June 30, 2011	10,000	$9,740	1,681,071	$1,681	$4,627	$35,292	$682	$(4,686)	$47,156

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
(In thousands)	2011	2010
Cash flows from operating activities:
Net income	$236	$739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	162
Amortization of premiums	33	57
Provision for loan losses	500	300
Stock-based compensation and amortization of unearned compensation — ESOP	210	155
Net gains from sales of investment securities	(490)	(43)
Bank-owned life insurance income	(72)	(72)
Gain on sale of OREO	—	(2)
Gains on sales of loans held for sale	(9)	(42)
Originations of loans held for sale	(806)	(5,626)
Proceeds from sale of loans originated for sale	619	5,053
Decrease in accrued interest receivable	97	248
Decrease in other assets, net	206	109
Increase in accrued expenses and other liabilities, net	791	395

Net cash provided by operating activities	1,460	1,433

Cash flows from investing activities:

Loan principal (originations) collections, net	(23,513)	13,294
Principal payments on mortgage-backed securities	1,372	2,241
Proceeds from sales of investment securities	6,310	2,002
Purchases of investment securities	(9,842)	—
Proceeds from sales of OREO	—	62
Purchase of banking premises and equipment	(77)	(244)

Net cash (used in) provided by investing activities	(25,750)	17,355

Cash flows from financing activities:

Net increase (decrease) in deposits	8,422	(5,257)
Increase (decrease) in advance payments by borrowers for taxes and insurance	395	(61)
Repayment of advances from FHLB of Boston	(30)	(11,029)
Cash dividends paid	(201)	(200)

Net cash provided by (used in) financing activities	8,586	(16,547)

Net (decrease) increase in cash and cash equivalents	(15,704)	2,241
Cash and cash equivalents at beginning of period	40,918	16,536

Cash and cash equivalents at end of period	$25,214	$18,777

Cash paid (received) during the period for:
Interest	$1,629	$2,285
Income taxes	(609)	—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series A preferred stock issuance costs	31	29
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
June 30, 2011
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as the “Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or any other period.
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
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Investments
     The amortized cost and fair value of investment securities available for sale at June 30, 2011, are summarized as follows:

	June 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$19,276	$492	$(23)	$19,745
Single issuer trust preferred securities issued by financial institutions	1,001	38	—	1,039

Total debt securities	20,277	530	(23)	20,784
Perpetual preferred stock issued by financial institutions	3,069	180	(58)	3,191
Common stock	3,273	292	(61)	3,504

Total	$26,619	$1,002	$(142)	$27,479

     The amortized cost and fair value of investment securities available for sale at March 31, 2011 are as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$18,129	$764	$(70)	$18,823
Single issuer trust preferred securities issued by financial institutions	1,002	47	—	1,049

Total debt securities	19,131	811	(70)	19,872
Perpetual preferred stock issued by financial institutions	3,071	194	(80)	3,185
Common stock	1,799	354	(25)	2,128

Total	$24,001	$1,359	$(175)	$25,185

     During the three-month period ended June 30, 2011, no available for sale securities were determined to be other-than-temporarily impaired. During the three month period ended June 30, 2010, two common stock holdings were determined to be other-than-temporarily impaired and their book values were reduced to their fair values of $118 thousand through an impairment charge of $108 thousand included in “Net gain from sales and write-downs of investment securities” in the consolidated statement of income.
     Temporarily impaired securities as of June 30, 2011 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$3,270	$(14)	$295	$(9)
Perpetual preferred stock issued by financial institutions	—	—	959	(58)
Common stock	692	(49)	124	(12)

Total temporarily impaired securities	$3,962	$(63)	$1,378	$(79)

     The Company had one preferred stock investment currently in an unrealized loss position for longer than twelve months for which the fair value has increased during the three months ended June 30, 2011. The preferred stock had a loss to book value ratio of 5.7% at June 30, 2011 compared to a loss to book value ratio of 7.8% at March 31, 2011. Due to the long-term nature of preferred stocks, management considers these securities to be similar to debt securities for analysis purposes. Based on available information, which included Fitch bond rating upgrades during August 2010 and January 2011, management has determined that the unrealized loss on the Company’s investment in this preferred stock is not other-than-temporary as of June 30, 2011.
     The Company had one debt security in an unrealized loss position as of June 30, 2011, which has been in a continuous unrealized loss position for a period greater than twelve months. This debt security has a total fair value of $295 thousand and an unrealized loss of $9 thousand as of June 30, 2011. This debt security is a government agency mortgage—backed security. Management currently does not have the intent to sell these securities and it is more likely that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than-temporarily impaired as of March 31, 2011.
     The Company had nine equity securities with a fair value of $3.6 million and unrealized losses of $23 thousand which were temporarily impaired at June 30, 2011. The total unrealized losses relating to these securities represent approximately 6.9% of book value. This is an increase when compared to the ratio of unrealized losses to book value of 6.3% at March 31, 2011. Of these nine securities, two have been in a continuous unrealized loss position for greater than twelve months aggregating $12 thousand at June 30, 2011. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of June 30, 2011, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability to hold to recovery of cost.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at June 30, 2011 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities
Due after one year but within five years	$937	$956	3.93%
Due after five years but within ten years	2,014	2,028	2.76
Due after ten years	16,325	16,761	3.95

Total	19,276	19,745

Single issuer trust preferred securities issued by financial institutions:
Due after ten years	1,001	1,039	7.78%

Total	$20,277	$20,784

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Mortgage-backed securities with an amortized cost of $1.1 million and a fair value of $1.2 million at June 30, 2011, were pledged to provide collateral for certain customers. Investment securities carried at $2.6 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $2.6 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.
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
     The FHLB of Boston reported earnings for 2010 of approximately $107 million after two consecutive years of losses. During February and May 2011, the FHLB of Boston declared dividends based upon average stock outstanding for the fourth quarter of 2010 and the first quarter of 2011, respectively. The FHLB of Boston’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLB of Boston’s private label mortgage backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
     On August 8, 2011, Standard & Poor’s Ratings Services cut the credit ratings for many government-related entities to AA+ from AAA reflecting their dependence on the recently downgraded U.S. Government. Included in those downgrades were ten of twelve Federal Home Loan Banks, including the FHLB of Boston. The other two FHLBs previously had been downgraded to AA+.
     The Company does not believe that its investment in the FHLBB is impaired as of June 30, 2011. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLBB become ineffective.
(3) Loans and the Allowance for Loan Losses
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of June 30, 2011 loans held for sale totaled $196 thousand compared to $0 at March 31, 2011.
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
     Interest income on loans is recognized on an accrual basis only if deemed collectible. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
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
     Regarding impaired loans, the Bank individually evaluates each such loan and documents what management believes to be an appropriate reserve level in accordance with Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”). If management does not believe that any separate reserve for such loan is deemed necessary at the evaluation date in accordance with ASC 310, that loan would continue to be evaluated separately and will not be returned to be included in the general ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.
     The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:
■	Apartments

■	Offices

■	Retail

■	Industrial/Other
     CRE loans are segmented monthly using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are subjective, management feels that each category represents a significantly different degree of risk from the other. CRE loans carrying higher LTV ratios are assigned incrementally higher ASC 450 reserve rates. Annually, for the CRE portfolio, management adjusts the appraised values which are used to calculate LTV ratios in our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years. Based on the Company’s allowance for loan loss methodology with respect to CRE, unfavorable trends in the value of real estate will increase the required level of the Company’s ASC 450 allowance for loan losses.
     In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At June 30, 2011, the commercial real estate concentration ratio was 309%, compared to a ratio of 330% at March 31, 2011 and 466% at March 31, 2010.
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

     During the three months ended June 30, 2011, management increased the ASC 450 loss factors related to changes in collateral values for residential and home equity loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $25 thousand for those loan types.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at June 30, 2011.
     In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At June 30, 2011 and March 31, 2011, the reserve for unfunded commitments was not significant.
     Loans, excluding loans held for sale, as of June 30, 2011 and March 31, 2011 are summarized below (in thousands):

	June 30,	March 31,
	2011	2011
Real estate loans:
Residential real estate (1- 4 family)	$220,215	$183,157
Commercial real estate	185,405	199,074
Land and Construction	449	456
Home equity lines of credit	8,717	8,426

Total real estate loans	414,786	391,113
Commercial loans	2,090	2,212
Consumer loans	880	892

Total loans	417,756	394,217
Less: allowance for loan losses	(4,418)	(3,892)

Total loans, net	$413,338	$390,325

     The following is a summary of the activity in the allowance for loan losses and loans by loan portfolio segment for the three months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ending June 30, 2011
		Commercial
	Residential	and
	Real	Construction	Commercial	Consumer
	Estate	Real Estate	Loans	Loans	Unallocated	Total
Beginning balance	$816	$2,771	$16	$17	$272	$3,892
Charge offs	—	—	—	(5)	—	(5)
Recoveries	30	—	—	1	—	31
Provision	410	256	(1)	2	(167)	500

Ending balance	$1,256	$3,027	$15	$15	$105	$4,418

	For the Three Months Ending June 30, 2010
		Commercial
	Residential	and
	Real	Construction	Commercial	Consumer
	Estate	Real Estate	Loans	Loans	Unallocated	Total
Beginning balance	$853	$2,037	$44	$22	$82	$3,038
Charge offs	—	—	—	(3)	—	(3)
Recoveries	—	—	—	1	—	1
Provision	(14)	227	(9)	—	96	300

Ending balance	$839	$2,264	$35	$20	$178	$3,336

     The increased provision for loan losses during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010 was primarily due to increased allocated reserves for two commercial loans with balances of $892 thousand at June 2011 and three residential loans with balances of $740 thousand at June 30, 2011.
Financing Receivables on Nonaccrual Status as of:

	June 30,	March 31,
	2011	2011
	(In Thousands)
Commercial real estate:
Mixed Use	$2,221	$1,616
Industrial (other)	1,464	1,500
Retail	—	769
Apartments	2,732	2,757

Residential:
Residential (1-4 family)	2,765	2,587
Condominium	740	352
Commercial	—	—

	$9,922	$9,581

     Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.

     The following is an age analysis of past due loans as of June 30, 2011 and March 31, 2011, by loan portfolio classes (in thousands):

	Age Analysis of Past Due Financing Receivables
	as of June 30, 2011

			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
Commercial real estate:
Mixed use	$—	$381	$2,221	$2,602	33,298	$35,900
Apartments	—	2,404	2,732	5,136	66,213	71,349
Industrial (other)	693	—	1,464	2,157	33,947	36,104
Retail	—	—	—	—	26,336	26,336
Offices	—	—	—	—	15,520	15,520
Commercial real estate (construction)	—	—	—	—	449	449
Residential:
Residential real estate Loans	1,058	—	2,765	3,823	187,508	191,331
Residential (condominium)	—	—	740	740	28,340	29,080
Home Equity Lines of Credit	—	—	—	—	8,717	8,717
Commercial and Industrial Loans	—	—	—	—	2,090	2,090
Consumer Loans	—	—	—	—	880	880

	$1,751	$2,785	$9,922	$14,458	$403,298	$417,756

	Age Analysis of Past Due Financing Receivables
	as of March 31, 2011

			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
Commercial real estate:
Mixed use	$398	$—	$1,616	$2,014	36,605	$38,619
Apartments	—	258	2,757	3,015	75,655	78,670
Industrial (other)	—	—	1,500	1,500	36,005	37,505
Retail	—	—	769	769	28,276	29,045
Offices	—	—	—	—	15,235	15,235
Land	—	—	—	—	456	456
Residential:
Residential real estate loans	782	247	2,587	3,616	152,978	156,594
Residential (condominium)	—	—	352	352	26,211	26,563
Home equity lines of credit	—	—	—	—	8,426	8,426
Commercial and industrial loans	—	—	—	—	2,212	2,212
Consumer loans	4	—	—	4	888	892

	$1,184	$505	$9,581	$11,270	$382,947	$394,217

There were no loans which were past due 90 days or more and still accruing interest as of June 30, 2011 and March 31, 2011.

     Credit Quality Indicators. Management regularly reviews the problem loans in the Bank’s portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following table sets forth the balance of loans classified as pass, special mention, or substandard at June 30, 2011 and March 31, 2011 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss is individually evaluated for impairment. At June 30, 2011 and March 31, 2011 there were no loans classified as doubtful or loss.
     The following table displays the loan portfolio by credit quality indicators as of June 30, 2011 and March 31, 2011(in thousands):
Credit Quality Indicators as of June 30, 2011

			Home
	Commercial		Equity
	and	Residential	Lines of	Commercial		Consumer
	Industrial	Real Estate	Credit	Real Estate	Land	Loans	Total
Pass	$2,090	$215,265	$8,717	$165,871	$449	$880	$393,272
Special mention	—	—	—	2,598	—	—	2,598
Substandard	—	5,146	—	16,740	—	—	21,886

	$2,090	$220,411	$8,717	$185,209	$449	$880	$417,756

Credit Quality Indicators as of March 31, 2011

			Home
	Commercial		Equity
	and	Residential	Lines of	Commercial		Consumer
	Industrial	Real Estate	Credit	Real Estate	Land	Land	Total
Pass	$2,212	$181,587	$8,426	$188,917	$456	$892	$382,490
Special mention	—	1,570	—	7,128	—	—	8,698
Substandard	—	—	—	3,029	—	—	3,029

	$2,212	$183,157	$8,426	$199,074	$456	$892	$394,217

     The following table displays the balances of non-impaired CRE loans with various Loan-to-Value (LTV) ratios by collateral type. The Bank considers this an additional credit quality indicator specifically as it relates to the CRE loan portfolio as of June 30, 2011 and March 31, 2011, (in thousands):
Non-impaired CRE Loans by Collateral Type and LTV Ratio as of June 30, 2011

				Industrial
	Apartments	Offices	Mixed Use	(Other)	Retail	Total
< 40%	$12,091	$1,263	$10,328	$6,551	$6,736	$36,969
40% - 60%	21,808	8,386	7,845	9,574	12,294	59,907
> 60%	28,973	5,459	15,758	9,111	4,799	64,100
Participations	604	—	—	9,280	475	10,359

Total	$63,476	$15,108	$33,931	$34,516	$24,304	$171,335

Non-impaired CRE Loans by Collateral Type and LTV Ratio as of March 31, 2011

				Industrial
	Apartments	Offices	Mixed Use	(Other)	Retail	Total
< 40%	$12,720	$1,028	$10,083	$6,646	$6,883	$37,360
40% - 60%	22,994	8,299	7,899	9,055	16,220	64,467
> 60%	32,165	5,494	18,658	10,396	2,660	69,373
Participations	4,576	—	—	9,352	1,116	15,044

Total	$72,455	$14,821	$36,640	$35,449	$26,879	$186,244

     The following is a summary of the allowance for loan losses and loans as of June 30, 2011 and March 31, 2011, by loan portfolio segment disaggregated by impairment method (in thousands):

	Allowance for Loan Losses as of June 30, 2011
		Commercial
	Residential	Real Estate	Commercial	Consumer
	Real Estate	And Land	Loans	Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$345	$1,646	$—	$—	$—	$1,991
Collectively evaluated for impairment	913	1,381	15	14	104	2,427

	$1,258	$3,027	$15	$14	$104	$4,418

Loans ending balance:
Individually evaluated for impairment	$4,287	$13,745	$—	$—	$—	$18,032
Collectively evaluated for impairment	224,489	172,628	602	2,005	—	399,724

	$228,776	$186,373	$602	$2,005	$—	$417,756

	Allowance for Loan Losses as of March 31, 2011
		Commercial
	Residential	Real Estate
	Real	and	Commercial	Consumer
	Estate	Land	Loans	Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$110	$1,307	$—	$—	$—	$1,417
Collectively evaluated for impairment	763	1,513	17	16	166	2,475

	$873	$2,820	$17	$16	$166	$3,892

Loans ending balance:
Individually evaluated for impairment	$3,588	$12,486	$—	$—	$—	$16,074
Collectively evaluated for impairment	187,833	187,572	690	2,048	—	378,143

	$191,421	$200,058	$690	$2,048	$—	$394,217

     The following is a summary of impaired loans and their related allowances within the allowance for loan losses as of June 30, 2011 and March 31, 2011, (in thousands):

	Impaired Loans and Their Related Allowances as of June 30, 2011
		Unpaid			Average	Interest
	Recorded	Principal	Related	Partial	Recorded	Income
	Investment*	Balance	Allowance	Charge-offs	Investment	Recognized
With no related allowance recorded:

Residential 1-4 Family	$2,315	$2,312	$—	$3	$2,113	$9
Commercial Real Estate and Multi-Family	7,971	7,943	—	—	7,635	30

With an allowance recorded:

Residential 1-4 Family	1,976	2,140	345	162	1,596	1
Commercial Real Estate and Multi-Family	5,804	6,186	1,646	384	4,824	—

Total
Residential 1-4 Family	4,291	4,452	345	165	3,709	10
Commercial Real Estate and Multi-Family	$13,775	$14,129	$1,646	$384	$12,459	$30

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

	Impaired Loans and Their Related Allowances as of March 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment*	Balance	Allowance
With no related allowance recorded:

Residential 1-4 Family	$2,119	$2,123	$—
Commercial Real Estate and Multi-Family	8,894	8,920	—
Commercial Loans	—	—	—

With an allowance recorded:
Residential 1-4 Family	1,468	1,630	110
Commercial Real Estate and Multi-Family	3,629	4,580	1,307

Total
Residential 1-4 Family	3,587	3,753	110
Commercial Real Estate and Multi-Family	$12,523	$13,500	$1,307

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.
     Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 as described in Note 1. All loans modified in troubled debt restructurings are included in impaired loans.
     During the three months ended June 30, 2011, two loans were modified in troubled debt restructurings comprised of one residential real estate loan relationship which totaled $200 thousand as of June 30, 2011, and one commercial real estate loan relationship which totaled $415 thousand as of June 30, 2011. At June 30, 2011 total TDRs amounted to $11.8 million and were comprised of eight residential real estate loan relationships which totaled $2.5 million and seven commercial real estate loan relationships which totaled $9.3 million. Additionally, at June 30, 2011, total accruing TDRs amounted to $7.3 million and total nonaccruing TDRs amounted to $4.5 million.

(4) Deposits
     Deposits at June 30, 2011 and March 31, 2011 are summarized as follows (in thousands):

	June 30,	March 31,
	2011	2011
Demand deposit accounts	$45,815	$40,745
NOW accounts	32,711	28,989
Passbook and other savings accounts	57,152	55,326
Money market deposit accounts	68,021	76,201

Total non-certificate accounts	203,699	201,261

Term deposit certificates:
Certificates of $100,000 and above	50,195	40,843
Certificates of less than $100,000	63,605	66,973

Total term deposit certificates	113,800	107,816

Total deposits	$317,499	$309,077

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2011 the interest rate was 2.69%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     The Company’s other comprehensive income and related tax effect for the three months ended June 30, 2011 and 2010 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Before	Tax	After	Before	Tax	After
	Tax	Expense	Tax	Tax	Expense	Tax
	Amount	(Benefit)	Amount	Amount	(Benefit)	Amount
Unrealized losses on securities:
Unrealized net holding gains (losses) during period	$166	$83	$83	$(541)	$(222)	$(319)
Less: reclassification adjustment for net gains included in net income	490	197	293	43	18	25

Other comprehensive loss	$(324)	$(114)	$(210)	$(584)	$(240)	$(344)

(7) Commitments and Contingencies
     Financial Instruments with Off-Balance Sheet Risk. The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of commercial loans, and commitments to originate loans. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets. The amounts of those instruments reflect the extent of the Bank’s involvement in particular classes of financial instruments.
     The Bank’s exposure to credit loss in the event of nonperformance by the other party to its financial instruments is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
     Financial instruments with off-balance sheet risks as of June 30, 2011 and March 31, 2011 included the following (In Thousands):

	At June 30,	At March 31
	2011	2011
Unused lines of credit	$14,842	$15,940
Unadvanced portions of commercial loans	529	459
Commitments to originate residential mortgage loans	19,612	11,232
Commitments to sell residential mortgage loans	1,191	595

Total off-balance sheet commitments	$36,174	$28,226

     Commitments to originate loans, unused lines of credit and unadvanced portions of commercial loans are agreements to lend to a customer, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-

case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the borrower.
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At June 30, 2011, none of these actions is believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On July 21, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about August 19, 2011 to common stockholders of record as of August 5, 2011. Also on July 21, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $125 thousand to the U.S. Department of Treasury, as the Company’s sole preferred stockholder, in connection with the Company’s participation in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. See Note 14 below for additional information.
     On August 2, 2011, the Company announced that it has received preliminary approval to receive an investment of up to $10.0 million in the Company’s preferred stock from the United States Department of the Treasury under the Small Business Lending Fund (the “SBLF”). The SBLF is a voluntary program intended to encourage small business lending by providing capital to qualified community banks at favorable rates. The Company intends to use up to $10.0 million in SBLF funds to redeem the shares of preferred stock issued to the Treasury under the TARP Capital Purchase Program. Subject to review of the SBLF documentation by the Company and final due diligence by the Treasury, the Company expects to seek the full amount of the approved investment. Closing is expected to occur during August 2011.
     Management has reviewed events through the issuance of the interim financial statements, concluding that no other subsequent events have occurred which would require accrual or disclosure.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At June 30, 2011 and 2010, there were approximately 149,000 and 170,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of earnings per share:

	Three Months Ended
	June 30, 2011
	2011	2010
	(Amounts in thousands except share
	and per share amounts)
Net income as reported	$236	$739

Less preferred dividends and accretion	(156)	(154)

Net income available to common stockholders	$80	$585

Weighted average number of common shares outstanding	1,681,071	1,667,151

Weighted average number of unallocated ESOP shares	(150,524)	(172,031)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,530,547	1,495,120

Incremental shares from the assumed exercise of dilutive securities	156,208	89,674

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,686,755	1,584,794

Earnings per common share

Basic	$0.05	$0.39

Diluted	$0.05	$0.37

     At June 30, 2011, 34,458 stock options were anti-dilutive and therefore excluded from the above calculations for the three-month period ended June 30, 2011. At June 30, 2010, 41,669 stock options were anti-dilutive and, therefore, excluded from the above calculation for the three-month period ended June 30, 2010.
(10) Stock-Based Compensation
     The Company accounts for stock-based compensation pursuant to ASC 718 Compensation—Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2011, 49,880 shares remained unissued and available for award under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.
     Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the

Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the three months ended June 30, 2011 and 2010.
     The Company granted no stock options in fiscal 2011. During the fourth quarter of fiscal 2011, 13,920 restricted shares were issued under the Incentive Plan. Of these shares, 5,871 shares vested immediately and 8,049 shares vest over a five-year life. No stock options or grants were issued during the quarter ended June 30, 2011. Stock-based compensation totaled $108,000 and $100,000 for the three months ended June 30, 2011 and 2010, respectively.
     Stock option activity was as follows for the three months ended June 30, 2011:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2011	34,458	$29.63
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at June 30, 2011	34,458	$29.63

Exercisable at June 30, 2011	32,458	$29.53

     As of June 30, 2011, the Company expects all non-vested stock options to vest over their remaining vesting periods.
     As of June 30, 2011, the expected future compensation costs related to options and restricted stock vesting is as follows: $194 thousand during the period of July 1, 2011 through March 31, 2012; $30 thousand per year during the fiscal years ending March 31, 2013 through March 31, 2015; and $29 thousand during the fiscal year ending March 31, 2016.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at June 30, 2011 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)
	$28.99	24,458	(2)	3.7	—
	31.20	10,000	(3)	5.2	—

Average/Total	$29.63	34,458		4.2	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $20.55 on June 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. As of June 30, 2011, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 80% vested at June 30, 2011.

     A summary of restricted stock activity under all Company plans for the three months ended June 30, 2011 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2011	38,949	$15.33
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2011	38,949	$15.33

(11) Bank-Owned Life Insurance
     The Bank follows ASC 325 Investments — Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $7.0 million at June 30, 2011.
(12) Recent Accounting Pronouncements
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
     In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in as single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
(13) Fair Value Disclosures
     The Company follows ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the exchange price that would be received upon the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In addition, ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have the following fair value hierarchy:

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

     The only assets of the Company recorded at fair value on a recurring basis at June 30, 2011 and March 31, 2011 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at June 30, 2011 and March 31, 2011 were collateral dependent loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

	Carrying Value (In Thousands)
At June 30, 2011	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$19,745	$—	$19,745
Single issuer trust preferred securities issued by financial institutions	1,039	—	—	1,039
Perpetual preferred stock issued by financial institutions	1,073	2,118	—	3,191
Common stock	3,504	—	—	3,504
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	5,042	5,042
Residential	—	—	773	773
OREO	—	—	132	132

	Carrying Value (In Thousands)
At March 31, 2011	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$18,823	$—	$18,823
Single issuer trust preferred securities issued by financial institutions	1,049	—	—	1,049
Perpetual preferred stock issued by financial institutions	2,063	1,122	—	3,185
Common stock	2,128	—	—	2,128
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
CRE	—	—	4,566	4,566
Residential	—	—	433	433
OREO	—	—	132	132
     There were no Level 3 securities at June 30, 2011 or March 31, 2011. The Company did not have any sales, purchases or transfers of Level 3 available for sale securities during the quarter ended June 30, 2011.
     At June 30, 2011, the fair value of one government sponsored enterprise preferred stock amounting to $67 was measured using Level 1 inputs in comparison to March 31, 2011, at which time the security had a fair value of $46 and was measured using Level 2 inputs. The transfer from Level 2 to Level 1 was primarily the result of increased trading volume of the security at and around June 30, 2011. The fair value as of June 30, 2011 was determined using actual trades of the exact security, whereas the fair value as of March 31, 2011 was determined by matrix pricing models based upon comparable securities. At June 30, 2011, the fair value of one financial institution preferred stock amounting to $1,074 was measured using Level 2 inputs in comparison to March 31, 2011, at which time the security had a fair value of $1,094 and was measured using Level 1 inputs. The transfer from Level 1 to Level 2 was primarily the result of decreased trading volume of the security at and around June 30, 2011. The fair value as of June 30, 2011 was determined by matrix pricing models based upon comparable securities, whereas the fair value as of June 30, 2011 was determined using actual trades of the exact security. There were no other transfers of Level 1 or Level 2 securities during the three months ended June 30, 2011.
     The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At June 30, 2011, impaired loans measured at fair value using Level 3 inputs amounted to $5.8 million, which represents ten customer relationships, compared to six customer relationships which totaled $5.0 million at March 31, 2011. There were no impaired loans measured at fair value using Level 2 inputs at June 30, 2011 or March 31, 2011. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at June 30, 2011 and March 31, 2011 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. As of June 30, 2011, the Company had one residential parcel of OREO which totaled $132 thousand.
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
     Investment Securities Available for Sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period. Available for sale securities are recorded at fair value on a recurring basis.
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates, estimated using local market data, of which loans with similar terms would be made to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits.
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
     Off-Balance Sheet Instruments — Fair values of the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value of off-balance-sheet instruments was not significant at June 30, 2011 and March 31, 2011.
     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$3,251	$3,251	$3,728	$3,728
Short-term investments	21,963	21,963	37,190	37,190
Investment securities	27,479	27,479	25,185	25,185
Loans held for sale	196	196	—	—
Net loans	413,338	415,741	390,325	394,475
Stock in FHLB of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,399	1,399	1,496	1,496

Liabilities
Deposits	$317,499	$317,806	$309,077	$300,875
Advances from FHLB of Boston	117,321	126,191	117,351	125,314
Subordinated debentures	11,341	8,983	11,341	8,651
Advance payments by borrowers for taxes and insurance	1,782	1,782	1,387	1,387
Accrued interest payable	383	383	397	397

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
See “Note 8 — Subsequent Events” for additional information relating to the Company’s participation in the TARP Capital Purchase Program.

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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in reports the Company files with the SEC, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 17, 2011, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The following is a discussion and analysis of the Company’s results of operations for the three months ended June 30, 2011 as compared to June 30, 2010 and its financial condition at June 30, 2011 compared to March 31, 2011. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.
Critical Accounting Policies
     Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses, loans, fair value of other real estate owned, fair value of investments, income taxes, accounting for goodwill and impairment, and stock-based compensation to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
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
     Regarding impaired loans, the Bank individually evaluates each such loan and documents what management believes to be an appropriate reserve level in accordance with Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”). If management does not believe that any separate reserve for such loan is deemed necessary at the evaluation date in accordance with ASC 310, that loan would continue to be evaluated separately and will not be returned to be included in the general ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.
     The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (LTV) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:

■ Apartments

■ Offices

■ Retail

■ Mixed Use

■ Industrial/Other
     CRE loans are segmented monthly using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are subjective, management feels that each category represents a significantly different degree of risk from the other. CRE loans carrying higher LTV ratios are assigned incrementally higher ASC 450 reserve rates. Annually, for the CRE portfolio, management adjusts the appraised values which are used to calculate LTV ratios in our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years. Based on the Company’s allowance for loan loss methodology with respect to CRE, unfavorable trends in the value of real estate will increase the required level of the Company’s ASC 450 allowance for loan losses.
     In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At June 30, 2011, the commercial real estate concentration ratio was 309%, compared to a ratio of 330% at March 31, 2011.
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
     During the three months ended June 30, 2011, management increased the ASC 450 loss factors related to changes in collateral values for residential and home equity loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $25 thousand for those loan types.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at June 30, 2011.

     In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At June 30, 2011 and March 31, 2011, the reserve for unfunded commitments was not significant.
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of June 30, 2011 loans held for sale totaled $196 thousand compared to $0 at March 31, 2011.
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
     Interest income on loans is recognized on an accrual basis only if deemed collectible. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
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
     Accounting for Goodwill and Impairment. ASC 350, Intangibles — Goodwill and Other Intangibles (“ASC 350”), addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2010 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2010 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2010 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No facts or circumstances have arisen after the Company’s impairment testing date to warrant an interim analysis.
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

     Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At June 30, 2011, all of the Bank’s investment securities were classified as available for sale.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of June 30, 2011, 49,880 shares remained available for issue under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.
     Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the quarter ended June 30, 2011.
Comparison of Financial Condition at June 30, 2011 and March 31, 2011
     Total assets were $497.2 million at June 30, 2011 compared to $487.6 million at March 31, 2011, representing an increase of $9.6 million, or 2.0%. The increase in total assets reflected strategic actions taken by management to reduce risk, which included increasing the residential loan portfolio by $37.1 million and continuing to de-emphasize commercial real estate lending in accordance with the Company’s business plan. Total loans

(excluding loans held for sale) were $417.8 million at June 30, 2011, compared to $394.2 million at March 31, 2011, representing an increase of $23.6 million, or 6.0%. This increase was primarily due to increases in residential and home equity loans of $37.1 million and $291 thousand, respectively, offset by decreases in commercial real estate loans of $13.7 million. Residential and home equity loans increased from $191.6 million at March 31, 2011 to $228.9 million at June 30, 2011. Commercial and industrial loans decreased from $2.2 million at March 31, 2011 to $2.1 million at June 30, 2011 primarily due to the scheduled repayment of principal. Management’s efforts to reduce the levels of commercial real estate and land and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and land and construction loans divided by the Bank’s risk-based capital. At June 30, 2011 the commercial real estate concentration ratio was 309%, compared to a ratio of 330% at March 31, 2010.
     The allowance for loan losses totaled $4.4 million at June 30, 2011 compared to $3.9 million at March 31, 2011, representing a net increase of $526 thousand, or 13.5%. This net increase was primarily due to a provision of $500 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both June 30, 2011 and March 31, 2011. See “Comparison of Operating Results for the Quarters Ended June 30, 2011 and 2010—Provision for Loan Losses.”
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2011 should be retained in the Bank’s portfolio rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $25.2 million at June 30, 2011 compared to $40.9 million at March 31, 2011, representing a decrease of $15.7 million, or 38.4%. During the three months ended June 30, 2011, generally, proceeds from cash and cash equivalents, commercial real estate payoffs and increases in certificates of deposit were utilized to fund the growth in the residential loan portfolio.
     Investment securities totaled $37.6 million at June 30, 2011 compared to $35.3 million at March 31, 2011, representing an increase of $2.3 million, or 6.5%. The increase in investment securities is primarily due to the purchase of $9.8 million in mortgage-backed securities, offset by the sale of $5.8 million in mortgage-backed securities, the repayment of $1.4 million of principal on mortgage-backed securities and a net decrease of $324 thousand in the fair value of available for sale securities. Stock in the Federal Home Loan Bank of Boston (“FHLBB”) totaled $8.5 million at both June 30, 2011 and March 31, 2011, respectively.
     Banking premises and equipment, net, totaled $2.6 million and $2.7 million at June 30, 2011 and March 31, 2011, respectively.
     Other real estate owned totaled $132 thousand at both June 30, 2011 and March 31, 2011.
     Deferred tax asset totaled $3.7 million at June 30, 2011 compared to $3.6 million at March 31, 2011.
     The cash surrender value of a bank-owned life insurance policy on one executive is carried as an asset titled “Bank-Owned Life Insurance” and totaled approximately $7.0 million at both June 30, 2011 and March 31, 2011.
     Total deposits amounted to $317.5 million at June 30, 2011 compared to $309.1 million at March 31, 2011, representing an increase of $8.4 million, or 2.7%. The increase was a result of the combined effect of a $6.0 million increase in certificates of deposit, and a net increase in core deposits of $2.4 million (consisting of all non-certificate accounts). Certificate of deposit growth for the quarter ended June 30, 2011 included $9.1 million obtained through a non-broker listing service. Management utilized increases in deposits to fund residential loan portfolio growth in an effort to reduce risk in accordance with the Company’s business plan.
     FHLBB advances amounted to $117.3 million at June 30, 2011 compared to $117.4 million at March 31, 2011. The slight decrease between the two periods was due to the scheduled repayment of principal on outstanding advances.
     The net increase in stockholders’ equity from $47.1 million at March 31, 2011 to $47.2 million at June 30, 2011 was due to net income of $236 thousand and stock related compensation of $210 thousand, partially offset by a $210 thousand decrease in accumulated other comprehensive income and $201 thousand of dividends paid to common and preferred shareholders.
Comparison of Operating Results for the Quarters Ended June 30, 2011 and 2010
     Net income available to common shareholders for the quarter ended June 30, 2011 was $80 thousand, or $0.05 per diluted common share, as compared to net income available to common shareholders of $585 thousand, or $0.37 per diluted common share, for the comparable prior year quarter. The decrease was primarily due to a decrease in net interest and dividend income of $667 thousand, an increase in non-interest expenses of $293 thousand and an increase in the provision for loan losses of $200 thousand, partially offset by a $377 thousand increase in non-interest income and a $280 thousand decrease in income tax expense. Additionally, for each of the quarters ended June 30, 2011 and 2010, net income available to common shareholders was reduced by $154 thousand and $153 thousand, respectively, for allocated dividends paid to preferred shareholders and accretion of the discount related to the Company’s December 2008 sale of $10.0 million of preferred stock and a warrant to purchase 234,732 shares of the Company’s common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program.
     Interest and Dividend Income. Interest and dividend income decreased by $1.3 million, or 18.4%, to $5.6 million for the quarter ended June 30, 2011 as compared to $6.8 million during the same period of 2010. During the quarter ended June 30, 2011, the yield on interest-earning assets decreased by 59 basis points primarily due to a 45 basis point reduction in the yield on mortgage loans due to a general decline in market interest rates and management’s decision to continue to decrease higher-risk, higher-yield commercial real estate loan balances. The average balance of commercial real estate loans decreased by $33.4 million, from $225.6 million during the quarter ended June 30, 2010 to $192.2 million during the quarter ended June 30, 2011.
     Interest Expense. Interest expense decreased by $595 thousand, or 26.9%, to $1.6 million for the quarter ended June 30, 2011 as compared to $2.2 million for the same period of 2010 primarily due to decreases in the average rates paid on deposits and FHLBB borrowings. The cost of deposits decreased by 39 basis points from 0.97% for the quarter ended June 30, 2010 to 0.58% for the quarter ended June 30, 2011, as some higher-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $108.0 million for the quarter ended June 30, 2011, compared to $130.5 million for the same period in 2010, a decline of $22.5 million. The average balance of lower-cost non-maturity deposits decreased by $5.0 million to $158.4 million for the quarter ended June 30, 2011, as compared to an average balance of $163.4 million during the same period of 2010. The average balance of FHLBB borrowings decreased by $20.7 million, from $138.1 million for the quarter ended June 30, 2010 to $117.3 million for the quarter ended June 30, 2011. The average cost of these borrowings declined as management utilized short-term investments to fund maturing, relatively higher-rate advances during the quarter ended June 30, 2011.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$401,793	$5,298	5.27%	$452,006	$6,466	5.72%
Other loans	2,673	38	5.69	4,754	68	5.72
Investment securities	30,430	227	2.98	32,745	303	3.70
Federal Home Loan Bank Stock	8,518	6	0.28	8,518	—	0.00
Short-term investments	23,623	14	0.24	12,081	8	0.26

Total interest-earning assets	467,037	5,583	4.78	510,104	6,845	5.37

Allowance for loan losses	(3,997)			(3,140)
Noninterest-earning assets	24,468			28,420

Total assets	$487,508			$535,384

Interest-bearing liabilities:
Deposits	$266,429	388	0.58	$293,961	715	0.97
Advances from FHLB of Boston	117,331	1,090	3.72	138,066	1,357	3.93
Other borrowings	11,341	137	4.87	11,341	138	4.87

Total interest-bearing liabilities	395,101	1,615	1.64	443,368	2,210	1.99

Noninterest-bearing liabilities	45,175			46,680

Total liabilities	440,276			490,048

Stockholders’ equity	47,232			45,336

Total liabilities and stockholders’ equity	$487,508			$535,384

Net interest and dividend income		$3,968			$4,635

Net interest spread			3.14%			3.38%

Net interest margin			3.40%			3.63%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended June 30, 2011 and 2010, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Management increased ASC 450 loss factors related to collateral values for residential and home equity loans during the quarter ended June 30, 2011. As a result of the aforementioned factor changes, the impact to the allowance for loan losses was an increase in ASC 450 reserves of $25 thousand. Management increased ASC 450 loss factors related to collateral values for commercial real estate and commercial and industrial loans during the quarter ended June 30, 2010. As a result of the aforementioned factor changes, the impact to the allowance for loan losses was an increase in ASC 450 reserves of

$27 thousand. Based on these analyses, a provision for loan losses of $500 thousand was recorded during the quarter ended June 30, 2011 compared to a provision for loan losses of $300 thousand recorded during the quarter ended June 30, 2010.
     Management gives high priority to monitoring and managing the Company’s asset quality. At June 30, 2011, nonperforming loans totaled $9.9 million as compared to $9.6 million on March 31, 2011. All twenty of the loans included in this category at June 30, 2011 are secured by real estate collateral that is predominantly located in the Bank’s market area. Nineteen of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts. The borrower for the other nonperforming real estate secured loan has entered into a bankruptcy court approved resolution program with the ongoing net cash flow generated from rents from the property collateral being paid to the Bank. While bankruptcy filings have extended the time required to resolve some nonperforming loans, management continues to work with borrowers to resolve these situations as soon as possible.
     Noninterest Income. Noninterest income totaled $905 thousand for the quarter ended June 30, 2011 compared to $528 thousand for the quarter ended June 30, 2010. The increase of $377 thousand was primarily due to a $447 thousand increase in gains on the sale of investment securities as management strategically sold certain available-for-sale equity and mortgage-backed securities during the quarter ended June 30, 2011. Gains on the sale of loans decreased by $33 thousand as most residential loans originated during the quarter ended June 30, 2011 were retained rather than sold in the secondary market. Other non-interest income decreased by $37 thousand primarily due to an $18 thousand decrease in third party brokerage income and a $13 thousand decrease in deposit service charges.
     Noninterest Expenses. Noninterest expenses increased by $293 thousand, or 7.8%, to $4.0 million for the quarter ended June 30, 2011 as compared to $3.8 million during the quarter ended June 30, 2010. This net increase was primarily due to a $462 thousand increase in salaries and benefits due to increases in loan origination commissions and staffing, partially offset by a $117 thousand decrease in professional fees resulting from a reduction in collection and loan review related expenses and a $38 thousand reduction in FDIC insurance premiums. FDIC insurance premiums decreased due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits
     Salaries and employee benefits increased by $462 thousand, or 21.7%, to $2.6 million during the quarter ended June 30, 2011 as compared to $2.1 million during the quarter ended June 30, 2010 primarily due to increases of $247 thousand for loan origination commissions, $94 thousand for staffing increases, and $46 thousand in stock related compensation expenses.
     FDIC deposit insurance premiums decreased by $38 thousand to $102 thousand during the quarter ended June 30, 2011 compared to $140 thousand during the same quarter of 2010 due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses decreased by $32 thousand to $32 thousand during the quarter ended June 30, 2011 as compared to $64 thousand during the same period of 2010 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses increased by $23 thousand, or 4.5%, to $529 thousand during the quarter ended June 30, 2011 as compared to $506 thousand during the same period of 2010 primarily due to increases in utilities, real estate taxes, security expenses and rents, partially offset by decreases in amortization of leasehold improvements, depreciation of furniture, fixtures and equipment, and maintenance costs.
     Data processing fees decreased by $2 thousand, or 1.0%, to $202 thousand during the quarter ended June 30, 2011 as compared to $204 thousand during the same period of 2010 due to decreases in certain processing costs.
     Professional fees decreased by $117 thousand, or 39.7%, to $178 thousand during the quarter ended June 30, 2011 as compared to $295 thousand during the same period of 2010 primarily due to decreases in loan workout-related expenses contract labor costs and lower legal fees.

     Other expenses decreased by $3 thousand, or 0.7%, to $407 thousand during the quarter ended June 30, 2011 as compared to $410 thousand during the quarter ended June 30, 2010 primarily as a result of a decrease in OREO expenses of $30 thousand and seminars costs of $5 thousand, partially offset by an increase of $10 thousand for ATM expense, an $8 thousand increase in directors’ fees, and an increase in credit bureau expenses of $7 thousand.
     Income Taxes. The effective income tax rate for the quarter ended June 30, 2011 was 28.1%, compared to an effective income tax rate of 33.5% for the same quarter in 2010. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.
Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLBB and funds from operations. The Bank is a voluntary member of the FHLBB and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLBB. At June 30, 2011, the Company had approximately $61.0 million in unused borrowing capacity at the FHLBB. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $7.1 million at June 30, 2011.
     At June 30, 2011, the Company had commitments to originate loans, unused outstanding lines of credit, undisbursed proceeds of loans totaling $35.0 million, and commitments to sell loans of $1.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2011, the Company believes it has sufficient funds available to meet its current loan commitments.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand that was paid on September 30, 2009). Additionally, to meet bank failure cash flow needs, the FDIC assessed a three-year insurance premium prepayment, which was paid by banks in December 2009 and covers the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during this three year period. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three-year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and totaled $1.5 million at June 30, 2011.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At June 30, 2011, the Company had liquid assets of $263 thousand.

     The following table sets forth the capital positions of the Company and the Bank at June 30, 2011:

	At June 30, 2011
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp:
Tier 1 Leverage	10.85%	5.0%
Tier 1 Risk-Based Ratio	16.87%	6.0%
Total Risk-Based Ratio	18.17%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	9.70%	5.0%
Tier 1 Risk-Based Ratio	15.08%	6.0%
Total Risk-Based Ratio	16.38%	10.0%
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
     For the year ended March 31, 2011 and for the three months ended June 30, 2011, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, among other factors, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since March 31, 2011.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on June 17, 2011. At June 30, 2011, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended June 30, 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
August 12, 2011	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer)

August 12, 2011	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)