Form 10-Q
period 2011-09-30
CENTRAL BANCORP INC /MA/
filed 2011-11-14
CIK 1076394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Common Stock, $1.00 par value	1,681,071

Class	Outstanding at November 11, 2011

CENTRAL BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)

(In Thousands, Except Share and Per Share Data)	September 30, 2011	March 31, 2011
ASSETS

Cash and due from banks	$3,984	$3,728
Short-term investments	23,206	37,190

Cash and cash equivalents	27,190	40,918

Investment securities available for sale, at fair value (Note 2)	25,869	25,185
Stock in Federal Home Loan Bank of Boston, at cost (Note 2)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	35,963	35,279

Loans held for sale	523	—

Loans (Note 3)	432,297	394,217
Less allowance for loan losses	(4,173)	(3,892)

Loans, net	428,124	390,325

Accrued interest receivable	1,514	1,496
Banking premises and equipment, net	2,562	2,705
Deferred tax asset, net	4,045	3,600
Other real estate owned	187	132
Goodwill	2,232	2,232
Bank-owned life insurance (Note 11)	7,112	6,972
Other assets	3,793	3,966

Total assets	$513,245	$487,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$333,359	$309,077
Federal Home Loan Bank advances	117,291	117,351
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	2,230	1,387
Accrued expenses and other liabilities	2,264	1,348

Total liabilities	466,485	440,504

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock — Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; No shares issued and outstanding at September 30, 2011 and 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at March 31, 2011	—	9,709
Preferred stock — Series B Senior Non-Cumulative Perpetual, $1.00 par value; 10,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,000,000 at September 30, 2011 and no shares issued and outstanding at March 31, 2011	9,957	—
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,681,071 shares issued and outstanding at September 30, 2011 and March 31, 2011	1,681	1,681
Additional paid-in capital	4,662	4,589
Retained income	34,969	35,288
Accumulated other comprehensive income (Note 6)	184	892
Unearned compensation — Employee Stock Ownership Plan	(4,693)	(5,038)

Total stockholders’ equity	46,760	47,121

Total liabilities and stockholders’ equity	$513,245	$487,625

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In Thousands, Except Share and Per Share Data)	2011	2010	2011	2010
Interest and dividend income:
Mortgage loans	$5,502	$6,211	$10,800	$12,677
Other loans	30	65	68	134
Investments	314	316	547	619
Short-term investments	10	13	24	20

Total interest and dividend income	5,856	6,605	11,439	13,450

Interest expense:
Deposits	422	674	809	1,390
Advances from Federal Home Loan Bank of Boston	1,103	1,254	2,193	2,611
Other borrowings	139	142	276	279

Total interest expense	1,664	2,070	3,278	4,280

Net interest and dividend income	4,192	4,535	8,161	9,170
Provision for loan losses	300	300	800	600

Net interest and dividend income after provision for loan losses (Note 3)	3,892	4,235	7,361	8,570

Noninterest income:
Deposit service charges	236	258	476	512
Net gain (loss) from sales and write-downs of investment securities	64	(226)	555	(184)
Net gains on sales of loans	27	87	35	129
Bank-owned life insurance	51	75	101	149
Other	122	97	237	213

Total noninterest income	500	291	1,404	819

Noninterest expenses:
Salaries and employee benefits	2,460	2,306	5,055	4,493
Occupancy and equipment	519	518	1,049	1,024
Data processing fees	189	213	390	417
Professional fees	223	255	401	497
FDIC deposit insurance premiums	99	147	201	287
Advertising and marketing	51	33	83	97
Other expenses	571	455	978	865

Total noninterest expenses	4,112	3,927	8,157	7,680

Income before income taxes	280	599	608	1,709
Provision for income taxes	76	198	168	570

Net income	$204	$401	$440	$1,139

Net (loss) income available to common shareholders (Note 9)	$(247)	$246	$(167)	$830

(Loss) earnings per common share — basic (Note 9)	$(0.16)	$0.16	$(0.11)	$0.55

(Loss) earnings per common share — diluted (Note 9)	$(0.16)	$0.15	$(0.11)	$0.52

Weighted average common shares outstanding — basic	1,535,924	1,500,497	1,533,235	1,497,808

Weighted average common and equivalent shares outstanding — diluted	1,535,924	1,602,963	1,533,235	1,594,935
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In Thousands, Except Share and Per Share Data)

	Number of								Accumulated
	Shares of Series A	Series A	Number of Shares of	Series B	Number of Shares of		Additional		Other	Unearned	Total
	Preferred	Preferred	Series B Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Six Months Ended September 30, 2010
Balance at March 31, 2010	10,000	$9,589	—	$—	1,667,151	$1,667	$4,291	$34,482	$810	$(5726)	$45,113
Net income	—	—	—	—	—	—	—	1,139	—	—	1,139
Other comprehensive income, net of taxes of $21:
Unrealized gain on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	—	—	27	—	27

Comprehensive income											1,166

Dividends paid to common stockholders ($0.10 per share)	—	—	—	—	—	—	—	(148)	—	—	(148)
Preferred stock accretion of discount and issuance costs	—	59	—	—	—	—	—	(59)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(250)	—	—	(250)
Stock-based compensation (Note 10)	—	—	—	—	—	—	201	—	—	—	201
Amortization of unearned compensation — ESOP	—	—	—	—	—	—	(228)	—	—	344	116

Balance at September 30, 2010	10,000	$9,648	—	$1,667	1,667,151	$1,667	$4,264	$35,164	$837	$(5,382)	$46,198

	Number of								Accumulated
	Shares of Series A	Series A	Number of Shares of	Series B	Number of Shares of		Additional		Other	Unearned	Total
	Preferred	Preferred	Series B Preferred	Preferred	Common	Common	Paid-In	Retained	Comprehensive	Compensation-	Stockholders'
	Stock	Stock	Stock	Stock	Stock	Stock	Capital	Income	Income	ESOP	Equity

Six Months Ended September 30, 2011
Balance at March 31, 2011	10,000	$9,709	—	$—	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121
Net income	—	—	—	—	—	—	—	440	—	—	440
Other comprehensive loss, net of tax benefit of $445:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	—	—	(708)	—	(708)

Comprehensive loss											(268)

Dividends paid to common stockholders ($0.10 per share)	—	—	—	—	—	—	—	(152)	—	—	(152)
Redemption of Series A Preferred Stock net	(10,000)	(9,765)	—	—	—	—	—	(235)	—	—	(10,000)
Issuance of Series B Preferred Stock, net of issuance costs of $45	—	—	10,000	9,955	—	—	—	—	—	—	9,955
Preferred stock accretion of discount and issuance costs	—	56	—	2	—	—	—	(58)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(314)	—	—	(314)
Stock-based compensation (Note 10)	—	—	—	—	—	—	216	—	—	—	216
Amortization of unearned compensation — ESOP	—	—	—	—	—	—	(143)	—	—	345	202

Balance at September 30, 2011	—	$—	10,000	$9,957	1,681,071	$1,681	$4,662	$34,969	$184	$(4,693)	$46,760

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
(In thousands)	2011	2010
Cash flows from operating activities:

Net income	$440	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281	319
Amortization of premiums	60	132
Deferred tax benefit	—	(94)
Provision for loan losses	800	600
Stock-based compensation and amortization of unearned compensation — ESOP	418	317
Net (losses) gains from sales of investment securities	(555)	184
Bank-owned life insurance income	(101)	(149)
Gain on sale of OREO	—	(2)
Gains on sales of loans held for sale	(35)	(129)
Originations of loans held for sale	(3,533)	(15,262)
Proceeds from sale of loans originated for sale	3,045	12,158
(Increase) decrease in accrued interest receivable	(18)	292
Decrease in other assets	134	350
Increase in accrued expenses and other liabilities	916	332

Net cash provided by operating activities	1,852	188

Cash flows from investing activities:

Loan principal (originations) collections, net	(38,654)	33,465
Principal payments on mortgage-backed securities	2,262	5,089
Proceeds from sales of investment securities	6,788	2,002
Purchases of investment securities	(10,392)	—
Proceeds from sales of OREO	—	62
Purchase of banking premises and equipment	(138)	(448)

Net cash (used in) provided by investing activities	(40,134)	40,170

Cash flows from financing activities:

Issuance of Series B preferred stock	10,000	—
Preferred stock issuance costs	(45)	—
Redemption of Series A preferred stock	(10,000)	—
Net increase (decrease) in deposits	24,282	(3,025)
Increase in advance payments by borrowers for taxes and insurance	843	90
Repayment of advances from FHLB of Boston	(60)	(15,058)
Cash dividends paid	(466)	(398)

Net cash provided by (used in) financing activities	24,554	(18,391)

Net (decrease) increase in cash and cash equivalents	(13,728)	21,966
Cash and cash equivalents at beginning of period	40,918	16,536

Cash and cash equivalents at end of period	$27,190	$38,502

Cash paid (received) during the period for:
Interest	$4,295	$4,378
Income taxes	(609)	125
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series A and B preferred stock discount and issuance costs	58	59
Deemed dividend on Series A preferred stock	299	—
Loans transferred to other real estate owned	55	—
See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2011
(1) Basis of Presentation
     The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as the “Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or any other period.
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
     The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011 and are also included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. For interim reporting purposes, the Company follows the same significant accounting policies.
(2) Investments
     The amortized cost and fair value of investment securities available for sale at September 30, 2011, are summarized as follows:

	September 30, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$18,361	$684	$(8)	$19,037
Single issuer trust preferred securities issued by financial institutions	1,001	28	—	1,029

Total debt securities	19,362	712	(8)	20,066
Perpetual preferred stock issued by financial institutions	3,067	84	(409)	2,742
Common stock	3,408	64	(411)	3,061

Total	$25,837	$860	$(828)	$25,869

     The amortized cost and fair value of investment securities available for sale at March 31, 2011 are as follows:

	March 31, 2011
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$18,129	$764	$(70)	$18,823
Single issuer trust preferred securities issued by financial institutions	1,002	47	—	1,049

Total debt securities	19,131	811	(70)	19,872
Perpetual preferred stock issued by financial institutions	3,071	194	(80)	3,185
Common stock	1,799	354	(25)	2,128

Total	$24,001	$1,359	$(175)	$25,185

     During the six-month period ended September 30, 2011, no available for sale securities were determined to be other-than-temporarily impaired.
     Temporarily impaired securities as of September 30, 2011 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less Than or Equal to		Greater Than
	12 Months		12 Months
	Fair	Unrealized		Unrealized
	Value	Losses	Fair Value	Losses
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$114	$(3)	$284	$(5)
Perpetual preferred stock issued by financial institutions	850	(170)	778	(239)
Common stock	1,647	(391)	116	(20)

Total temporarily impaired securities	$2,611	$(564)	$1,178	$(264)

     The Company had one preferred stock investment currently in an unrealized loss position for longer than twelve months for which the fair value has decreased during the six months ended September 30, 2011. The preferred stock had an unrealized loss to book value ratio of 23.5% at September 30, 2011 compared to a loss to book value ratio of 5.7% at March 31, 2011. Due to the long-term nature of preferred stocks, management considers these securities to be similar to debt securities for analysis purposes. Based on available information, which included Fitch bond rating upgrades during August 2010 and January 2011, management has determined that the unrealized loss on the Company’s investment in this preferred stock is not other-than-temporary as of September 30, 2011.
     The Company had one debt security in an unrealized loss position as of September 30, 2011, which has been in a continuous unrealized loss position for a period greater than twelve months. This debt security has a total fair value of $284 thousand and an unrealized loss of $5 thousand as of September 30, 2011. This debt security is a government agency mortgage—backed security. Management currently does not have the intent to sell this security and it is more likely that it will not have to sell this security before recovery of its cost basis. Based on management’s analysis of these securities, it has been determined that there is no other-than-temporarily impaired as of September 30, 2011.

     The Company had twenty one equity securities with a fair value of $1.8 million and unrealized losses of $411 thousand which were temporarily impaired at September 30, 2011. The total unrealized losses relating to these securities represent approximately 23.3% of book value. This is an increase when compared to the ratio of unrealized losses to book value of 6.3% at March 31, 2011. Of these twenty one securities, one has been in a continuous unrealized loss position for greater than twelve months aggregating $20 thousand at September 30, 2011. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of September 30, 2011, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability to hold to recovery of cost.
     The maturity distribution (based on contractual maturities) and annual yields of debt securities at September 30, 2011 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in thousands)
Government agency and government sponsored enterprise mortgage-backed securities
Due within one year	$9	$9	3.40%
Due after one year but within five years	755	776	3.91
Due after five years but within ten years	1,915	1,947	2.74
Due after ten years	15,682	16,314	3.88

Total	18,361	19,037

Single issuer trust preferred securities issued by financial institutions:
Due after ten years	1,001	1,029	7.78%

Total	$19,362	$20,066

     Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.
     Mortgage-backed securities with an amortized cost of $1.0 million and a fair value of $1.1 million at September 30, 2011, were pledged to provide collateral for certain customers. Investment securities carried at $2.5 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $2.1 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.
     As a member of the Federal Home Loan Bank of Boston (“FHLBB”), the Bank is required to invest in stock of the FHLBB in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever was higher.
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

     The FHLBB reported earnings for 2010 of approximately $107 million after two consecutive years of losses. During July and October 2011, the FHLBB declared dividends based upon average stock outstanding for the second and third quarters of 2011, respectively. The FHLBB’s board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on the FHLBB’s private label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.
     On August 8, 2011, Standard & Poor’s Ratings Services cut the credit ratings for many government-related entities to AA+ from AAA reflecting their dependence on the recently downgraded U.S. Government. Included in those downgrades were ten of twelve Federal Home Loan Banks, including the FHLBB. The other two Federal Home Loan Banks previously had been downgraded to AA+.
     The Company does not believe that its investment in the FHLBB is impaired as of September 30, 2011. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLBB become ineffective.
(3) Loans and the Allowance for Loan Losses
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of September 30, 2011 loans held for sale totaled $523 thousand compared to $0 at March 31, 2011.
     Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.
     The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. The fair value of forward loan sale commitments at September 30, 2011 was not material.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Company adopted this guidance on June 30, 2011 and applied it retrospectively to April 1, 2011, the beginning of the annual period of adoption. In evaluating when a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession, and 2) the debtor is experiencing financial difficulties. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.
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
     In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At September 30, 2011, the commercial real estate concentration ratio was 300%, compared to a ratio of 330% at March 31, 2011.
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

     During the three months ended September 30, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, and trends in delinquencies factor for commercial real estate loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $128 thousand for those loan types. During the six months ended September 30, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies factor for commercial real estate loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $155 thousand for those loan types.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at September 30, 2011.
     In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. The reserve was $0 at September 30, 2011 and March 31, 2011.
     Loans, excluding loans held for sale, as of September 30, 2011 and March 31, 2011 are summarized below (in thousands):

	September 30,	March 31,
	2011	2011
Real estate loans:
Residential real estate and condominium	$242,179	$183,157
Commercial real estate	178,742	199,074
Land	438	456
Home equity lines of credit	8,823	8,426

Total real estate loans	430,182	391,113
Commercial and Industrial loans	1,228	2,212
Consumer loans	887	892

Total loans	432,297	394,217
Less: allowance for loan losses	(4,173)	(3,892)

Total loans, net	$428,124	$390,325

     The following is a summary of the activity in the allowance for loan losses by loan portfolio segment for the three and six months ended September 30, 2011 and 2010 (in thousands):

For the Three Months Ending September 30, 2011

	Residential	Commercial Real	Commercial
	Real Estate and	Estate	And	Consumer
	Condominium	And Land	Industrial Loans	Loans	Unallocated	Total
Beginning balance	$1,256	$3,027	$15	$15	$105	$4,418

Charge offs	(122)	(418)	(3)	(4)	—	(547)
Recoveries	—	—	—	21	—	2
Provision	259	26	—	(7)	22	300

Ending balance	$1,393	$2,635	$12	$6	$127	$4,173

For the Three Months Ending September 30, 2010

	Residential	Commercial Real	Commercial
	Real Estate and	Estate	And	Consumer
	Condominium	And Land	Industrial Loans	Loans	Unallocated	Total
Beginning balance	$839	$2,264	$35	$20	$178	$3,336

Charge offs	—	—	—	(4)	—	(4)
Recoveries	—	—	—	1	—	1
Provision	90	302	1	3	(96)	300

Ending balance	$929	$2,566	$36	$20	$82	$3,633

For the Six Months Ending September 30, 2011

	Residential	Commercial Real	Commercial
	Real Estate and	Estate	And	Consumer
	Condominium	And Land	Industrial Loans	Loans	Unallocated	Total
Beginning balance	$816	$2,771	$16	$17	$272	$3,892

Charge offs	(122)	(418)	(3)	(9)	—	(552)
Recoveries	30	—	—	3	—	33
Provision	669	282	(1)	(5)	(145)	800

Ending balance	$1,393	$2,635	$12	$6	$127	$4,173

For the Six Months Ending September 30, 2010

	Residential	Commercial Real	Commercial
	Real Estate and	Estate	And	Consumer
	Condominium	And Land	Industrial Loans	Loans	Unallocated	Total
Beginning balance	$853	$2,037	$44	$22	$82	$3,038

Charge offs	—	—	—	(7)	—	(7)
Recoveries	—	—	—	2	—	2
Provision	76	529	(8)	3	—	600

Ending balance	$929	$2,566	$36	$20	$82	$3,633

     The increased provision for loan losses during the six months ended September 30, 2011 compared to the six months ended September 30, 2010 was primarily due to net increased allocated reserves for three commercial loans with balances of $3.8 million at September 30, 2011 and three residential loans with balances of $647 thousand at September 30, 2011.
Financing Receivables on Nonaccrual Status as of:

	September 30,	March 31,
	2011	2011
	(In Thousands)
Commercial real estate:
Mixed Use	$1,555	$1,616
Industrial (other)	2,081	1,500
Retail	—	769
Apartments	1,566	2,757

Residential:
Residential Real Estate	2,423	2,587
Condominium	712	352

	$8,337	$9,581

     Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.
     The following is an age analysis of past due loans as of September 30, 2011 and March 31, 2011, by loan portfolio classes (in thousands):

		Age Analysis of Past Due Financing Receivables
			as of September 30, 2011

			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
Commercial real estate:
Mixed use	$—	$—	$1,936	$1,936	$33,334	$35,270
Apartments	588	1,567	—	2,155	64,050	66,205
Industrial (other)	691	631	1,450	2,772	32,968	35,740
Retail	923	—	—	923	25,215	26,138
Offices	718	—	—	718	14,671	15,389
Land and Construction	—	—	—	—	438	438
Residential:
Residential real estate	483	443	183	1,109	210,619	211,728
Condominium	—	—	—	—	30,451	30,451
Home Equity Lines of Credit	28	—	—	28	8,795	8,823
Commercial and Industrial Loans	—	—	—	—	1,228	1,228
Consumer Loans		—	—	—	887	887

	$3,431	$2,641	$3,569	$9,641	$422,656	$432,297

		Age Analysis of Past Due Financing Receivables
			as of March 31, 2011

			Greater
	30-59 Days	60-89 Days	than	Total
	Past Due	Past Due	90 Days	Past Due	Current	Total
Commercial real estate:
Mixed use	$398	$—	$1,616	$2,014	$36,605	$38,619
Apartments	—	258	2,757	3,015	75,655	78,670
Industrial (other)	—	—	1,500	1,500	36,005	37,505
Retail	—	—	—	—	29,045	29,045
Offices	—	—	—	—	15,235	15,235
Land	—	—	—	—	456	456
Residential:
Residential real estate	782	247	1,299	2,328	154,266	156,594
Condominium	—	—	352	352	26,211	26,563
Home equity lines of credit	—	—	—	—	8,426	8,426
Commercial and industrial loans	—	—	—	—	2,212	2,212
Consumer loans	4	—	—	4	888	892

	$1,184	$505	$7,524	$9,213	$385,004	$394,217

     There was one loan with a balance of $381 thousand which was past due 90 days or more and still accruing interest as of September 30, 2011 and March 31, 2011.
     Credit Quality Indicators. Management regularly reviews the problem loans in the Bank’s portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following table sets forth the balance of loans classified as pass, special mention, or substandard at September 30, 2011 and March 31, 2011 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment. At September 30, 2011 and March 31, 2011 there were no loans classified as doubtful or loss.

     The following table displays the loan portfolio by credit quality indicators as of September 30, 2011 and March 31, 2011 (in thousands):

Credit Quality Indicators as of September 30, 2011

		Residential
	Commercial and	Real Estate and	Home Equity Lines	Commercial		Consumer
	Industrial	Condominium	of Credit	Real Estate	Land	Loans	Total
Pass	$1,228	$240,980	$8,823	$165,185	$438	$887	$417,541
Special mention	—	—	—	8,686	—	—	8,686
Substandard	—	1,199	—	4,871	—	—	6,070

	$1,228	$242,179	$8,823	$178,742	$438	$887	$432,297

Credit Quality Indicators as of March 31, 2011

		Residential	Home Equity
	Commercial and	Real Estate And	Lines of	Commercial		Consumer
	Industrial	Condominium	Credit	Real Estate	Land	Loans	Total
Pass	$2,212	$182,931	$8,426	$188,917	$456	$892	$383,834
Special mention	—	—	—	7,128	—	—	7,128
Substandard	—	226	—	3,029	—	—	3,255

	$2,212	$183,157	$8,426	$199,074	$456	$892	$394,217

     The $973 thousand net increase in substandard residential loans during the six months ended September 30, 2011 was due to the addition of three loans totaling $1.2 million, partially offset by a decrease of $226 thousand as the substandard loan relationship at March 31, 2011 was transferred to OREO during the six month period. The $1.8 million net increase in substandard commercial real estate loans during the six months ended September 30, 2011 was due to increases resulting from the downgrades of five loans totaling $4.9 million, partially offset by decreases due to the settlement payoff of one loan which totaled $2.8 million and the full charge-off of another loan which totaled $258 thousand.
     The following table displays the balances of non-impaired CRE loans with various Loan-to-Value (“LTV”) ratios by collateral type. The Bank considers this an additional credit quality indicator specifically as it relates to the CRE loan portfolio as of September 30, 2011 and March 31, 2011 (in thousands):

Non-impaired CRE Loans by Collateral Type and LTV Ratio as of September 30, 2011

	Apartments	Offices	Mixed Use	Industrial (Other)	Retail	Total
< 40%	$10,244	$1,231	$9,496	$6,560	$6,667	$34,198
40% - 60%	26,010	8,447	7,785	9,272	13,133	64,647
> 60%	24,194	5,309	15,651	8,842	3,851	57,847
Participations	600	—	—	9,033	458	10,091

Total	$61,048	$14,987	$32,932	$33,707	$24,109	$166,783

Non-impaired CRE Loans by Collateral Type and LTV Ratio as of March 31, 2011
	Apartments	Offices	Mixed Use	Industrial (Other)	Retail	Total
< 40%	$12,720	$1,028	$10,083	$6,646	$6,883	$37,360
40% - 60%	22,994	8,299	7,899	9,055	16,220	64,467
> 60%	32,165	5,494	18,658	10,396	2,660	69,373
Participations	4,576	—	—	9,352	1,116	15,044

Total	$72,455	$14,821	$36,640	$35,449	$26,879	$186,244

     The following is a summary of the allowance for loan losses and loans as of September 30, 2011 and March 31, 2011, by loan portfolio segment disaggregated by impairment method (in thousands):

Allowance for Loan Losses as of September 30, 2011
	Residential
	Real Estate	Commercial Real	Commercial
	And	Estate	And Industrial	Consumer
	Condominium	And Land	Loans	Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$435	$1,155	$—	$—	$—	$1,590
Collectively evaluated for impairment	958	1,481	12	6	126	2,583

	$1,393	$2,636	$12	$6	$126	$4,173

Loans ending balance:
Individually evaluated for impairment	$3,599	$11,796	$—	$—	$—	$15,395
Collectively evaluated for impairment	247,403	167,384	1,228	887	—	416,902

	$251,002	$179,180	$1,228	$887	$—	$432,297

Allowance for Loan Losses as of March 31, 2011
	Residential
	Real Estate	Commercial Real	Commercial
	And	Estate	And Industrial	Consumer
	Condominium	And Land	Loans	Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$110	$1,307	$—	$—	$—	$1,417
Collectively evaluated for impairment	763	1,513	17	16	166	2,475

	$873	$2,820	$17	$16	$166	$3,892

Loans ending balance:
Individually evaluated for impairment	$3,588	$12,486	$—	$—	$—	$16,074
Collectively evaluated for impairment	187,995	187,044	892	2,212	—	378,143

	$191,583	$199,530	$892	$2,212	$—	$394,217

     The following is a summary of impaired loans and their related allowances within the allowance for loan losses as of September 30, 2011 and March 31, 2011, (in thousands):

	Impaired Loans and Their Related Allowances as of September 30, 2011
					Average	Interest
	Recorded	Unpaid Principal	Related	Partial	Recorded	Income
	Investment *	Balance	Allowance	Charge-offs	Investment	Recognized
With no related allowance recorded:
Residential Real Estate and Condominium	$1,658	$1,657	$—	$3	$2,122	$8
Commercial Real Estate and Land	6,747	6,983	—	16	7,689	70

With an allowance recorded:
Residential Real Estate and Condominium	1,949	2,107	435	162	1,971	3
Commercial Real Estate and Land	5,317	5,254	1,155	384	5,993

Total
Residential Real Estate and Condominium	3,607	3,764	435	165	4,093	11
Commercial Real Estate and Land	$12,064	$12,237	$1,155	$400	$13,682	$70

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

	Impaired Loans and Their Related Allowances as of March 31, 2011
		Unpaid Principal	Related
	Recorded Investment*	Balance	Allowance
With no related allowance recorded:
Residential Real Estate and Condominium	$2,119	$2,123	$—
Commercial Real Estate and Land	8,894	8,920	—
	—	—	—
With an allowance recorded:
Residential Real Estate and Condominium
Commercial Real Estate and Land	1,468	1,630	110
	3,629	4,580	1,307
Total
Residential Real Estate and Condominium	3,587	3,753	110
Commercial Real Estate and Land	$12,523	$13,500	$1,307

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.
     Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 as described in Note 1 to the Company’s audited financial statements for the year ended March 31, 2011. All loans modified in TDRs are included in impaired loans.
     At September 30, 2011 total TDRs amounted to $11.6 million and were comprised of nine residential real estate loan relationships which totaled $3.1 million and seven commercial real estate loan relationships which totaled $8.5 million. Additionally, at September 30, 2011, total accruing TDRs amounted to $6.8 million and total nonaccruing TDRs amounted to $4.8 million.

     Following are tables and discussions regarding TDR activity during the quarter and six month periods ended September 30, 2011 and 2010 (in thousands):

	Troubled Debt Restructurings
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
TDRs during the quarter ended September 30, 2011:
Commercial Real Estate	—	$—	$—
Residential	—	—	—

TDRs during the 12 months ended June 30, 2011 which defaulted during the quarter ended September 30, 2011:		Defaulted Balance at September 30, 2011
Commercial Real Estate:
Industrial (other)	1	$712
Residential:
Residential real estate	1	200
Condominium	1	265

	Troubled Debt Restructurings
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
TDRs during the six months ended September 30, 2011:
Commercial Real Estate:
Apartments	1	$415	$415
Residential:
Residential real estate	1	200	200

TDRs during the 12 months ended March 31, 2011 which defaulted during the six months ended September 30, 2011:		Defaulted Balance at September 30, 2011
Commercial Real Estate
Industrial (other)	1	$712
Residential :
Residential real estate	2	1,031
Condominium	1	265
     There were no troubled debt restructurings during the quarter ended September 30, 2011. During the six months ended September 30, 2011, two loans were modified in troubled debt restructurings comprised of one commercial real estate loan relationship which totaled $415 thousand as of September 30, 2011 and one residential real estate loan relationship which totaled $200 thousand as of September 30, 2011. The commercial real estate TDR resulted from what management determined to be temporary cash flow difficulties. The modification consisted of six months of interest only and no forgiveness of principal. As there was no change in the interest rate, no loss resulted and therefore there is no allocated reserve for this customer. The residential modification resulted from the re-default of a prior modification. Both modifications for this residential customer consisted of temporary reductions in the interest rate as management has attempted to allow this customer to work through financial difficulties. The customer was not able to meet the modified terms and this relationship is now considered to be collateral dependent with an allocated reserve of $80,000 which represents the estimated loss under the foreclosure and sale of collateral scenario. Regarding TDR re-defaults, all TDRs are considered impaired and are subject to individual loss analysis both at the time of the TDR and subsequent to the restructuring periodically as determined by management, which includes events of re-default. Management may change allocated reserves within the allowance for loan losses as necessary based upon those subsequent reviews.

	Troubled Debt Restructurings
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
TDRs during the quarter ended September 30, 2010:
Commercial Real Estate:
Mixed Use	1	$1,521	$1,676
Residential:
Condominium	1	270	270

TDRs during the 12 months ended June 30, 2011 which defaulted during the six months ended September 30, 2010:		Defaulted Balance at September 30, 2011
Residential :
Residential real estate	2	1,040

	Troubled Debt Restructurings
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
TDRs during the six months ended September 30, 2010:
Commercial Real Estate:
Apartments	1	$4,130	$4,130
Industrial (Other)	1	$293	$293
Mixed Use		$1,521	$1,676
Residential:
Residential real estate	2	$964	$964
Condominium	1	$270	$270

TDRs during the 12 months ended March 31, 2010 which defaulted during the six months ended September 30, 2010:		Defaulted Balance at September 30, 2010
Commercial Real Estate
Industrial (other)	1	$321
Residential :
Residential real estate	3	$1,240
     During the six months ended September 30, 2010, six loans were modified in troubled debt restructurings comprised of three commercial real estate loan relationships which totaled $5.9 million as of September 30, 2011 and three residential real estate loan relationships which totaled $1.2 million as of September 30, 2011. Two of the commercial real estate TDRs which totaled $4.4 million resulted from what management determined to be temporary cash flow difficulties. One commercial real estate modification which totaled $293 thousand consisted of six months of interest only and no forgiveness of principal. The other commercial real estate modification totaled $4.1 million and consisted of six months of interest-only and no forgiveness of principal. As there were no changes in the interest rate, no losses resulted and therefore there are no allocated reserves for these two customers which were determined to have temporary cash flow difficulties. The third commercial real estate TDR consisted of relationship which totaled $1.5 million. While there was no forgiveness of principal, the interest rate was reduced and payments were changed to interest-only. Additional funds were disbursed to pay past due taxes resulting in a post-TDR balance of $1.7 million. Management was not sure of the total collectability of the principal and interest under the modified terms, therefore the interest-only payments have been applied to principal resulting in an estimated reduction in interest income of $36 thousand during the six months ended September 30, 2011. Additionally, management is considering this relationship to be collateral dependent with an allocated reserve of $300 thousand within the allowance for loan losses at September 30, 2011. Regarding the three residential TDRs, one totaled $839 thousand with TDR terms of interest only for six months and no forgiveness of principal, resulting in no estimated loss and no allocated reserve. Another residential TDR had an interest rate reduction for one year resulting in an estimated interest rate differential loss of $3 thousand which is allocated as a reserve within the allowance for loan losses. The third residential TDR consisted of interest only for three months. This customer continued to have financial problems and this relationship is considered to be collateral dependent with an allocated reserve of $70 thousand. Regarding TDR re-defaults, all TDRs are considered impaired and are subject to individual loss analysis both at the time of the TDR and subsequent to the restructuring periodically as determined by management, which includes events of re-default. Management may change allocated reserves within the allowance for loan losses as necessary based upon those subsequent reviews.
(4) Deposits
     Deposits at September 30, 2011 and March 31, 2011 are summarized as follows (in thousands):

	September 30,	March 31,
	2011	2011
Demand deposit accounts	$45,684	$40,745
NOW accounts	29,589	28,989
Passbook and other savings accounts	57,245	55,326
Money market deposit accounts	67,322	76,201

Total non-certificate accounts	199,840	201,261

Term deposit certificates:
Certificates of $100,000 and above	68,386	40,843
Certificates of less than $100,000	65,133	66,973

Total term deposit certificates	133,519	107,816

Total deposits	$333,359	$309,077

(5) Subordinated Debentures
     On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At September 30, 2011 the interest rate was 2.79%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.
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
     The Company’s other comprehensive income (loss) and related tax effect for the three and six months ended September 30, 2011 and 2010 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized losses on securities:
Unrealized net holding (losses) gains during period	$(764)	$(305)	$(459)	$406	$168	$238
Less: reclassification adjustment for net gains (losses) included in net income	64	26	38	(226)	(93)	(133)

Other comprehensive (loss) income	$(828)	$(331)	$(497)	$632	$261	$371

	For the Six Months Ended			For the Six Months Ended
	September 30, 2011			September 30, 2010
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized (losses) gains on securities:
Unrealized net holding losses during period	$(597)	$(222)	$(379)	$(136)	$(57)	$(79)
Less: reclassification adjustment for net gains (losses) included in net income	555	223	332	(184)	(78)	(106)

Other comprehensive gain (loss) income	$(1,152)	$(445)	$(707)	$48	$21	$27

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
     Financial instruments with off-balance sheet risks as of September 30, 2011 and March 31, 2011 included the following (In thousands):

	At September 30,	At March 31,
	2011	2011
Unused lines of credit	$15,451	$15,940
Unadvanced portions of commercial loans	532	459
Commitments to originate residential mortgage loans	13,009	11,232
Commitments to sell residential mortgage loans	3,250	595

Total off-balance sheet commitments	$32,242	$28,226

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
     Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At September 30, 2011, none of these actions is believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.
(8) Subsequent Events
     On October 19, 2011, the Company repurchased the warrant it previously issued to the U.S. Department of Treasury (the “Treasury”) on December 5, 2008 in connection with the Company’s participation in the TARP Capital Purchase Program. The warrant, which had a ten year term, had entitled the Treasury to purchase up to 234,742 shares of the Company’s common stock at an exercise price of $6.39 per share. The Company paid the Treasury a negotiated total of $2.525 million to repurchase the warrant. The Company had previously redeemed all $10.0 million of the preferred stock that it sold to the Treasury under the TARP Capital Purchase Program on August 25, 2011.
     On October 20, 2011, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about November 18, 2011 to common stockholders of record as of November 4, 2011.
(9) Earnings Per Share (EPS)
     Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At September 30, 2011 and 2010, there were approximately 143,000 and 165,000 unallocated ESOP shares, respectively.

     The following depicts a reconciliation of earnings per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Amounts in thousands		(Amounts in thousands
	except share and per		except share and per
	share amounts)		share amounts)
Net income as reported	$204	$401	$440	$1,139

Less preferred dividends and accretion	(451)	(155)	(607)	(309)

Net income (loss) available to common stockholders	$(247)	$246	$(167)	$830

Weighted average number of common shares outstanding	1,681,071	1,667,151	1,681,071	1,667,151

Weighted average number of unallocated ESOP shares	(145,147)	(166,654)	(147,836)	(169,343)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,535,924	1,500,497	1,533,235	1,497,808

Incremental shares from the assumed exercise of dilutive securities	—	102,467	—	97,127

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,535,924	1,602,963	1,533,235	1,594,935

Earnings (loss) per common share

Basic	$(0.16)	$0.16	$(0.11)	$0.55

Diluted	$(0.16)	$0.15	$(0.11)	$0.52

     At September 30, 2011, 33,589 stock options were anti-dilutive and therefore excluded from the above calculations for the three and six-month periods ended September 30, 2011. At September 30, 2010, 41,669 stock options were both anti-dilutive and, therefore, excluded from the above calculation for both the three and six-month periods ended September 30, 2010.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of September 30, 2011, 49,880 shares remained unissued and available for award under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.

     Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the six months ended September 30, 2011 and 2010.
     The Company granted no stock options in fiscal 2011. During the fourth quarter of fiscal 2011, 13,920 restricted shares were issued under the Incentive Plan. Of these shares, 5,871 shares vested immediately and 8,049 shares vest over a five-year life. No stock options or grants were issued during the quarter and six months ended September 30, 2011. Stock-based compensation totaled $108,000 and $100,000 for the six months ended September 30, 2011 and 2010, respectively.
     Stock option activity was as follows for the six months ended September 30, 2011:

	Number of	Weighted
	Shares	Exercise Price
Outstanding at March 31, 2011	34,458	$29.63
Exercised
Forfeited
Expired	(869)	$28.99

Outstanding at September 30, 2011	33,589	$29.65

Exercisable at September 30, 2011	31,589	$29.55

     As of September 30, 2011, the Company expects all non-vested stock options to vest over their remaining vesting periods.
     As of September 30, 2011, the expected future compensation costs related to options and restricted stock vesting is as follows: $86 thousand during the final six months of the fiscal year ending March 31, 2012; $30 thousand per year during the fiscal years ending March 31, 2013 through March 31, 2015; and $29 thousand during the fiscal year ending March 31, 2016.
     The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at September 30, 2011 were as follows:

				Weighted
				Average
				Remaining
		Number		Contractual	Aggregate
	Exercise	of Shares		Life	Intrinsic
	Price	Outstanding		(Years)	Value (1)
	$28.99	23,589	(2)	3.4	—
	31.20	10,000	(3)	5.0	—

Average/Total	$29.63	33,589		3.9	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $17.14 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. As of September 30, 2011, the intrinsic value of outstanding stock options and exercisable stock options was $0.

(2)	Fully vested and exercisable at the time of grant.

(3)	Subject to vesting over five years, 80% vested at September 30, 2011.

     A summary of restricted stock activity under all Company plans for the six months ended September 30, 2011 is as follows:

	Number	Weighted Average
	of Restricted	Grant Date
	Shares	Fair
Non-vested at March 31, 2011	$38,949	$15.33
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2011	$38,949	$15.33

(11) Bank-Owned Life Insurance
     The Bank follows ASC 325 Investments — Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $7.1 million at September 30, 2011.
(12) Recent Accounting Pronouncements
     In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. For public entities this update provides guidance and clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance on June 30, 2011 did not have a material impact on the Company’s consolidated financial statements.
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
     In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update are a result of the work by the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for these amendments to result in a change in the application of the requirements of Topic 820. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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
     In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are to be applied prospectively. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.
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
Level 1 — Quoted prices for identical instruments in active markets

Level 2 — Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets

Level 3 — Valuation derived from significant unobservable inputs
     The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record fair values other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.

     The only assets of the Company recorded at fair value on a recurring basis at September 30, 2011 and March 31, 2011 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at September 30, 2011 and March 31, 2011 were collateral dependent loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the values of such securities and loans:

	Carrying Value (In Thousands)
At September 30, 2011	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$19,037	$—	$19,037
Single issuer trust preferred securities issued by financial institutions	1,029	—	—	1,029
Perpetual preferred stock issued by financial institutions	862	1,880	—	2,742
Common stock	3,061	—	—	3,061
Assets measured at estimated fair value on a nonrecurring basis:
Impaired loans:
CRE	—	—	4,051	4,051
Residential	—	—	845	845
OREO	—	—	187	187

	Carrying Value (In Thousands)
At March 31, 2011	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$18,823	$—	$18,823
Single issuer trust preferred securities issued by financial institutions	1,049	—	—	1,049
Perpetual preferred stock issued by financial institutions	2,063	1,122	—	3,185
Common stock	2,128	—	—	2,128
Assets measured at estimated fair value on a nonrecurring basis:
Impaired loans:
CRE	—	—	4,566	4,566
Residential	—	—	433	433
OREO	—	—	132	132
     There were no Level 3 securities at September 30, 2011 or March 31, 2011. The Company did not have any sales, purchases or transfers of Level 3 available for sale securities during the quarter ended September 30, 2011.
     At September 30, 2011, the fair value of one government sponsored enterprise preferred stock amounting to $54 thousand was measured using Level 1 inputs in comparison to March 31, 2011, at which time the security had a fair value of $46 thousand and was measured using Level 2 inputs. The transfer from Level 2 to Level 1 was primarily the result of increased trading volume of the security at and around September 30, 2011. The fair value as of September 30, 2011 was determined using actual trades of the exact security, whereas the fair value as of March 31, 2011 was determined by matrix pricing models based upon comparable securities. At September 30, 2011, the fair value of one financial institution preferred stock amounting to $1.0 million was measured using Level 2 inputs in comparison to March 31, 2011, at which time the security had a fair value of $1.1 million and was measured using Level 1 inputs. The transfer from Level 1 to Level 2 was primarily the result of decreased trading volume of the security at and around September 30, 2011. The fair value as of September 30, 2011 was determined by matrix pricing models based upon comparable securities, whereas the fair value as of September 30, 2011 was determined using actual trades of the exact security. There were no other transfers of Level 1 or Level 2 securities during the six months ended September 30, 2011.
     Management utilizes a fair value measurement to determine the allocated allowance for collateral dependent impaired loans on a periodic basis in periods subsequent to its initial recognition. At September 30, 2011, impaired loans measured at estimated fair value using Level 3 inputs amounted to $4.9 million, which represents ten customer relationships, compared to ten customer relationships which totaled $5.0 million at March 31, 2011. There were no impaired loans measured at estimated fair value using Level 2 inputs at September 30, 2011 or March 31, 2011. Level 3 inputs utilized to determine the estimated fair value of the impaired loan relationships at September 30, 2011 and March 31, 2011 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.
     OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, fair appraised values of the collateral, or management’s estimation of the value of the collateral. During the six months ended September 30, 2011, OREO increased by $55 thousand as the Bank foreclosed upon one parcel of residential property with an estimated value less selling costs of $55 thousand. As of September 30, 2011, the Company had two residential parcels of OREO which totaled $187 thousand.
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
     Loans and Loans Held for Sale — The fair values of loans are estimated using discounted cash flow analysis, using interest rates, estimated using local market data, of which loans with similar terms would be made to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair value of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that the Bank believes to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits.
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
     Subordinated Debentures — The fair value of one subordinated debenture totaling $5.8 million whose interest rate is adjustable quarterly is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.
     Short-Term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable — The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.
     Off-Balance Sheet Instruments — Fair values of the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value of off-balance-sheet instruments was not significant at September 30, 2011 and March 31, 2011.

     The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$3,984	$3,984	$3,728	$3,728
Short-term investments	23,206	23,206	37,190	37,190
Investment securities available for sale	25,869	25,869	25,185	25,185
Loans held for sale	523	523	—	—
Net loans	428,124	438,524	390,325	394,475
Stock in FHLB of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,514	1,514	1,496	1,496

Liabilities
Deposits	$333,359	$333,818	$309,077	$300,875
Advances from FHLB of Boston	117,291	128,279	117,351	125,314
Subordinated debentures	11,341	8,942	11,341	8,651
Advance payments by borrowers for taxes and insurance	2,230	2,230	1,387	1,387
Accrued interest payable	384	384	397	397
(14) Troubled Asset Relief Program Capital Purchase Program
     On August 25, 2011, the Company entered into and consummated a letter agreement (the “Repurchase Letter”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company redeemed, out of the proceeds of its issuance of 10,000 shares of its Series B Senior Non-Cumulative Perpetual Preferred Stock, all 10,000 outstanding shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $10,013,889, including accrued but unpaid dividends to the date of redemption. On December 5, 2008, the Company sold $10.0 million in the Series A Preferred Stock to the Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. In connection with the investment, the Company had entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued the 10,000 shares of Series A Preferred Stock and a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash.
The Company subsequently repurchased the warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million.

(15) U.S. Treasury Department Small Business Lending Fund
     On August 25, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Department of the Treasury (the “Secretary”), pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Series A Preferred Stock issued under the TARP Capital Purchase Program.
     The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Company’s wholly owned subsidiary Central Co-operative Bank (the “Bank”). Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at five percent (5%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). In addition, beginning on January 1, 2014, and on all Series B Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary, on each share of Series B Preferred Stock, but only out of assets legally available therefore, a fee equal to 0.5% of the liquidation amount per share of Series B Preferred Stock.
     The Series B Preferred Stock is non-voting, except in limited circumstances. In the event that the Company misses five dividend payments, whether or not consecutive, the holder of the Series B Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors. In the event that the Company misses six dividend payments, whether or not consecutive, and if the then outstanding aggregate liquidation amount of the Series B Preferred Stock is at least $25,000,000, then the holder of the Series B Preferred Stock will have the right to designate two directors to the Board of Directors of the Company.
     The Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.
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
Forward-Looking Statements
     This report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company. These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to: recent and future bail-out actions by the government; the impact of the Company’s participation in the U.S. Department of Treasury’s Small Business Lending Fund; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in reports the Company files with the SEC, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the Securities and Exchange Commission on June 17, 2011, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.
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
     The Bank is a Massachusetts co-operative bank headquartered in Somerville, Massachusetts with nine full-service facilities, a limited service high school branch in suburban Boston, and a stand-alone 24-hour automated teller machine in Somerville. The Company primarily generates funds in the form of deposits and uses the funds to make mortgage loans for the construction, purchase and refinancing of residential properties and commercial real estate in its market area.
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
     The following is a discussion and analysis of the Company’s results of operations for the three and six months ended September 30, 2011 as compared to the three and six months September 30, 2010 and its financial condition at September 30, 2011 compared to March 31, 2011. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

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
     In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At September 30, 2011, the commercial real estate concentration ratio was 300%, compared to a ratio of 330% at March 31, 2011 and 466% at March 31, 2010.
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
     During the six months ended September 30, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies factor for commercial real estate loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $155 thousand for those loan types.
     Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at September 30, 2011.
In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At September 30, 2011 and March 31, 2011, the reserve for unfunded commitments was not significant.
     Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.
     Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of September 30, 2011 loans held for sale totaled $523 thousand compared to $0 at March 31, 2011.
     Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.
     The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. At September 30, 2011, the fair value of forward loan sale commitments was not material.
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
     Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310. A TDR is typically on nonaccrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

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
     Fair Value of Other Real Estate Owned. OREO is recorded at the lower of cost, or fair value less estimated selling costs. Property insurance is obtained for each parcel, and each property is properly maintained and secured during the holding period. Property management vendors may be utilized in those instances when a direct sale does not seem probable during a reasonable period of time, or if the property requires additional oversight. It is the Company’s policy and strategy to sell all OREO as soon as possible consistent with maximizing value and return to the Company.
     Fair Value of Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At September 30, 2011, all of the Bank’s investment securities were classified as available for sale.
     Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.
     If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the results of operations. For debt securities, when the Bank does not intend to sell the security, and it is more-likely-than-not that the Bank will not have to sell the security before recovery of its cost basis, it will recognize the credit component of a other-than-temporary impairment loss in earnings, and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on the cash flows projections discounted at the applicable original yield of the security.
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
     On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of September 30, 2011, 49,880 shares remained available for issue under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.
     Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the quarter and six months ended September 30, 2011.
Comparison of Financial Condition at September 30, 2011 and March 31, 2011
     Total assets were $513.2 million at September 30, 2011 compared to $487.6 million at March 31, 2011, representing an increase of $25.6 million, or 5.3%. The increase in total assets reflected strategic actions taken by management to reduce risk, which included increasing the residential loan portfolio by $59.0 million and continuing to de-emphasize commercial real estate lending in accordance with the Company’s business plan. Total loans (excluding loans held for sale) were $432.3 million at September 30, 2011, compared to $394.2 million at March 31, 2011, representing an increase of $38.1 million, or 9.7%. This increase was primarily due to increases in residential and home equity loans of $59.0 million and $397 thousand, respectively, offset by decreases in commercial real estate loans of $20.3 million. Residential and home equity loans increased from $191.6 million at March 31, 2011 to $251.0 million at September 30, 2011. Commercial and industrial loans decreased from $2.2 million at March 31, 2011 to $1.2 million at September 30, 2011 primarily due to the scheduled repayments of principal. Management’s efforts to reduce the levels of commercial real estate and land and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and land and construction loans divided by the Bank’s risk-based capital. At September 30, 2011 the commercial real estate concentration ratio was 300%, compared to a ratio of 330% at March 31, 2011.
     The allowance for loan losses totaled $4.2 million at September 30, 2011 compared to $3.9 million at March 31, 2011, representing a net increase of $281 thousand, or 7.2%. This net increase was primarily due to a provision of $800 thousand resulting from management’s review of the adequacy of the allowance for loan losses.

Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both September 30, 2011 and March 31, 2011. See “Comparison of Operating Results for the Quarters Ended September 30, 2011 and 2010—Provision for Loan Losses”.
     Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the six months ended September 30, 2011 should be retained in the Bank’s portfolio rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.
     Cash and cash equivalents totaled $27.2 million at September 30, 2011 compared to $40.9 million at March 31, 2011, representing a decrease of $13.7 million, or 37.6%. During the six months ended September 30, 2011, proceeds from cash and cash equivalents, commercial real estate payoffs and increases in certificates of deposit were generally utilized to fund the growth in the residential loan portfolio.
     Investment securities totaled $36.0 million at September 30, 2011 compared to $35.3 million at March 31, 2011, representing an increase of $684 thousand, or 1.9%. The increase in investment securities is primarily due to the purchase of $8.1 million in mortgage-backed securities and $2.2 million in common stock, offset by the sale of $6.2 million in mortgage-backed securities, the repayment of $2.3 million of principal on mortgage-backed securities and a net decrease of $1.2 million in the fair value of available for sale securities. Stock in the Federal Home Loan Bank of Boston (“FHLBB”) totaled $8.5 million at both September 30, 2011 and March 31, 2011, respectively.
     Banking premises and equipment, net, totaled $2.3 million and $2.7 million at September 30, 2011 and March 31, 2011, respectively.
     Other real estate owned totaled $187 thousand at September 30, 2011 compared to $132 thousand at March 31, 2011.
     Deferred tax asset totaled $4.0 million at September 30, 2011 compared to $3.6 million at March 31, 2011.
     The cash surrender value of a bank-owned life insurance policy on one executive is carried as an asset titled “Bank-Owned Life Insurance” and totaled approximately $7.1 million at both September 30, 2011 and March 31, 2011.
     Total deposits amounted to $333.4 million at September 30, 2011 compared to $309.1 million at March 31, 2011, representing an increase of $24.3 million, or 7.9%. The increase was a result of the combined effect of a $25.7 million increase in certificates of deposit and a net decrease in core deposits of $1.4 million (consisting of all non-certificate accounts). Certificate of deposit growth for the six months ended September 30, 2011 included $23.4 million obtained through a non-broker listing service. Management utilized increases in deposits to fund residential loan portfolio growth in an effort to reduce risk in accordance with the Company’s business plan.
     FHLBB advances amounted to $117.3 million at both September 30, 2011 and March 31, 2011. The slight decrease between the two periods was due to the scheduled repayment of principal on outstanding advances.
     The net decrease in stockholders’ equity from $47.1 million at March 31, 2011 to $46.8 million at September 30, 2011 was primarily due to a $707 thousand decrease in accumulated other comprehensive income due to an overall decrease in the fair value of available for sale securities and $465 thousand of dividends paid to common and preferred shareholders, partially offset by net income of $440 thousand and stock-based compensation of $418 thousand.

     On August 25, 2011, the U. S. Department of Treasury invested $10.0 million in the Company’s Series B Preferred Stock under the Small Business Lending Fund. The Company used the proceeds to redeem all $10.0 million of the Series A Preferred Stock issued under the Treasury’s TARP Capital Purchase Program.
Comparison of Operating Results for the Quarters Ended September 30, 2011 and 2010
     Net loss available to common shareholders for the quarter ended September 30, 2011 was $247 thousand, or $0.16 per diluted common share, as compared to net income available to common shareholders of $246 thousand, or $0.15 per diluted common share, for the comparable prior year quarter. The decrease was primarily due to a decrease in net interest and dividend income of $343 thousand and an increase in noninterest expenses of $116 thousand, partially offset by a $209 thousand increase in non-interest income. Additionally, for the quarters ended September 30 2011 and 2010 net income available to common shareholders was reduced by $451 thousand and $155 thousand, respectively, for allocated dividends paid to preferred shareholders and accretion of the discount related to the Company’s December 2008 sale of $10.0 million of Series A Preferred Stock and a warrant to purchase 234,732 shares of the Company’s common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program. On August 25, 2011, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock for a redemption price of $10,014 thousand, which amount includes accrued but unpaid dividends. The Company subsequently repurchased the warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million.
     Interest and Dividend Income. Interest and dividend income decreased by $749 thousand, or 11.3%, to $5.9 million for the quarter ended September 30, 2011 as compared to $6.6 million for the same period of 2010. During the quarter ended September 30, 2011, the yield on interest-earning assets decreased by 42 basis points primarily due to a 53 basis point reduction in the yield on mortgage loans. The average balance of commercial real estate loans decreased by $40.4 million, from $226.2 million for the quarter ended September 30, 2010 to $185.8 million for the quarter ended September 30, 2011.
     Interest Expense. Interest expense decreased by $406 thousand, or 19.6%, to $1.7 million for the quarter ended September 30, 2011 as compared to $2.1 million for the same period of 2010 primarily due to decreases in the average rates paid on deposits and FHLBB borrowings. The cost of deposits decreased by 32 basis points from 0.92% for the quarter ended September 30, 2010 to 0.60% for the quarter ended September 30, 2011, as some higher-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $126.0 million for the quarter ended September 30, 2011, compared to $128.4 million for the same period in 2010, a decline of $2.4 million. The average balance of lower-cost non-maturity deposits decreased by $9.8 million to $154.6 million for the quarter ended September 30, 2011, as compared to an average balance of $164.4 million for the same period of 2010. The average balance of FHLBB borrowings decreased by $12.8 million, from $130.1 million for the quarter ended September 30, 2010 to $117.3 million for the quarter ended September 30, 2011. The average cost of these borrowings declined as management utilized short-term investments to fund maturing, relatively higher-rate advances during the quarter ended September 30, 2011.

     The following table presents average balances and average rates earned/paid by the Company for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Mortgage loans	$427,468	$5,502	5.15%	$437,772	$6,211	5.68%
Other loans	2,193	30	5.47	4,457	65	5.83
Investment securities	28,543	308	4.32	30,118	316	4.20
Federal Home Loan Bank Stock	8,518	6	.28	8,518	—	—
Short-term investments	16,366	10	.24	19,981	13	0.26

Total interest-earning assets	483,088	5,856	4.85	500,868	6,605	5.27

Allowance for loan losses	(4,511)			(3,403)
Noninterest-earning assets	25,379			27,707

Total Assets	$503,956			$525,150

Interest-bearing liabilities
Deposits	$280,529	422	.60	$293,220	674	0.92
Advances from FHLB of Boston	117,301	1,103	3.76	130,120	1,254	3.85
Other borrowings	11,341	139	4.90	11,341	142	5.01

Total interest-bearing liabilities	409,171	1,664	1.63	434,681	2,070	1.90

Noninterest-bearing liabilities	47,753			44,618

Total liabilities	456,924			479,299

Stockholders’ equity	47,032			45,851

Total liabilities and stockholders’ equity	$503,956			$525,150

Net interest and dividend income		$4,192			$4,535

Net interest spread			3.22%			3.37%

Net interest margin			3.47%			3.62%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended September 30, 2011 and 2010, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Management increased ASC 450 loss factors related to collateral values for residential and home equity loans during the quarter ended September 30, 2011, and factors related to trends in delinquent and impaired loans during the quarter ended September 30, 2010. As a result of the aforementioned factor changes, the impact to the allowance for loan losses was an increase in ASC 450 reserves of $128 thousand during the quarter ended September 30, 2011 and $63 thousand during the 2010 quarter. Based on these analyses, a provision for loan losses of $300 thousand was recorded during the quarter ended September 30, 2011 compared to a provision for loan losses of $300 thousand recorded during the quarter ended September 30, 2010.
     Management gives high priority to monitoring and managing the Company’s asset quality. At September 30, 2011, nonperforming loans totaled $8.3 million as compared to $9.6 million on March 31, 2011. All twenty three of the loans included in this category at September 30, 2011 are secured by real estate collateral that is predominantly located in the Bank’s market area.
     Noninterest Income. Noninterest income totaled $500 thousand for the quarter ended September 30, 2011 compared to $291 thousand for the quarter ended September 30, 2010. The increase of $209 thousand was primarily due to a $290 thousand increase in gains on the sale of investment securities as management strategically sold certain available-for-sale equity and mortgage-backed securities during the quarter ended September 30, 2011. Gains on the sale of loans decreased by $60 thousand as most residential loans originated during the quarter ended September 30, 2011 were retained rather than sold in the secondary market. Other noninterest income decreased by $21 thousand primarily due to a $22 thousand decrease in deposit service charges and a $4 thousand decrease in third party brokerage income.
     Noninterest Expenses. Noninterest expenses increased by $185 thousand, or 4.7%, to $4.1 million for the quarter ended September 30, 2011 as compared to $3.9 million for the quarter ended September 30, 2010. This net increase was primarily due to a $154 thousand increase in salaries and benefits due to increases in loan origination commissions and staffing, partially offset by a $48 thousand reduction in FDIC insurance premiums and a $32 thousand decrease in professional fees resulting from a reduction in collection and loan review related expenses. FDIC insurance premiums decreased due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.
     Salaries and employee benefits increased by $154 thousand, or 6.7%, to $2.5 million during the quarter ended September 30, 2011 as compared to $2.3 million during the quarter ended September 30, 2010 primarily due to increases of $131 thousand for loan origination commissions, $61 thousand for staffing increases, and $38 thousand in stock-related compensation expenses.
     FDIC deposit insurance premiums decreased by $88 thousand to $99 thousand during the quarter ended September 30, 2011 compared to $147 thousand during the same quarter of 2010 due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses increased by $18 thousand to $51 thousand during the quarter ended September 30, 2011 as compared to $33 thousand during the same period of 2010 as the Company strategically decided to increase advertising and marketing efforts on a limited basis.
     Office occupancy and equipment expenses remained relatively unchanged at $519 thousand for the quarter ended September 30, 2011 as compared to $518 thousand during the same period of 2010
     Data processing fees decreased by $24 thousand, or 11.3%, to $189 thousand during the quarter ended September 30, 2011 as compared to $213 thousand during the same period of 2010 due to decreases in certain processing costs.
     Professional fees decreased by $32 thousand, or 12.5%, to $223 thousand during the quarter ended September 30, 2011 as compared to $255 thousand during the same period of 2010 primarily due to decreases in loan workout-related expenses and contract labor costs, partially offset by higher legal fees.
     Other expenses increased by $116 thousand, or 25.5%, to $571 thousand during the quarter ended September 30, 2011 as compared to $455 thousand during the quarter ended September 30, 2010 primarily as a result of an increase in bank policy losses of $49 thousand and telephone expenses of $33 thousand and a $25 thousand increase in directors’ fees, partially offset by a decrease of $13.2 thousand in recruiting expenses and a decrease of $10 thousand for customer check printing costs.

     Income Taxes. The effective income tax rate for the quarter ended September 30, 2011 was 27.11%, compared to an effective income tax rate of 33.11% for the same quarter in 2010. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.
Comparison of Operating Results for the Six Months Ended September 30, 2011 and 2010
     Net loss available to common shareholders for the six months ended September 30, 2011 was $167 thousand, or $0.11 per diluted share, as compared to net income of $830 thousand, or $0.52 per diluted share, during the six months ended September 30, 2010. Items primarily affecting the Company’s earnings for the six months ended September 30, 2011 when compared to the six months ended September 30, 2010 was a 46 basis point reduction in the yield on mortgage loans, partially offset by a 32 basis point decrease in the average cost of interest bearing liabilities; and an increase in noninterest expenses of $477 thousand. Noninterest expenses increased primarily due to increases in salaries and benefits of $562 thousand, partially offset by decreases in professional fees of $96 thousand and FDIC deposit insurance of $86 thousand. Additionally, for the six months ended September 30, 2011 and 2010 net income was reduced by $607 thousand and $309 thousand, respectively, for allocated dividends to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program. On August 25, 2011, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock for a redemption price of $10,013,889, which amount includes accrued but unpaid dividends. The Company subsequently repurchased the warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million.
     Interest and Dividend Income. Interest and dividend income decreased by $2.1 million, or 15.0%, to $11.4 million for the six months ended September 30, 2011 compared to $13.5 million for the same period of 2010 primarily due to decreases in the average balances of investment securities and a decrease in the average yield on short-term investments, partially offset by increased average loan balances. The average balance of loans decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of investment securities declined as maturities and principal repayments were used to fund loan growth, deposit withdrawals and the repayment of borrowings.
     Interest Expense. Interest expense decreased by $1.0 million, or 23.4%, to $3.3 million for the six months ended September 30, 2011 compared to $4.3 million for the same period of 2010. The cost of deposits decreased by 36 basis points from 0.95% during the quarter ended September 30, 2010 to 0.59% during the quarter ended September 30, 2011, as some higher-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $129.4 million during the six months ended September 30, 2010, compared to $117.0 million for the same period in 2011, a decline of $12.4 million. The average balance of lower-costing non-maturity deposits decreased by $7.6 million to $198.9 million for the six months ended September 30, 2011, as compared to an average balance of $206.5 million for the same period of 2010. The average balance of FHLBB borrowings decreased by $16.8 million, from $134.1 million during the six months ended September 30, 2010 to $117.3 million for the same period of 2011. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid for the six months ended September 30, 2011 was 4.87%, compared to an average rate of 4.92% during the same period of 2010.

     The following table presents average balances and average rates earned/paid by the Company for the six months ended September 30, 2011 compared to the six months ended September 30, 2010:

	Six Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Interest-earning assets:
Mortgage loans	$410,390	$10,800	5.26%	$444,378	$12,677	5.71%
Other loans	2,431	68	5.59	4,605	134	5.82
Investment securities	29,482	535	3.63	31,821	619	3.89
Federal Home Loan Bank Stock	8,518	12	.28	8,518	—	—
Short-term investments	19,865	24	.24	16,536	20	0.24

Total interest-earning assets	470,686	11,439	4.86	505,869	13,450	5.32

Allowance for loan losses	(4,255)			(3,272)
Noninterest-earning assets	29,346			27,825

Total assets	$495,777			$530,422

Interest-bearing liabilities:
Deposits	$273,518	809	.59	$293,588	1,390	.95
Advances from FHLB of Boston	117,316	2,193	3.74	134,071	2,611	3.89
Other borrowings	11,341	276	4.87	11,341	279	4.92

Total interest-bearing liabilities	402,175	3,278	1.63	439,000	4,280	1.95

Noninterest-bearing liabilities	46,369			45,809

Total liabilities	448,544			484,809

Stockholders’ equity	47,233			45,613

Total liabilities and stockholders’ equity	$495,777			$530,422

Net interest and dividend income		$8,161			$9,170

Net interest spread			3.23%			3.37%

Net interest margin			3.47%			3.63%

     Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the six-month period ended September 30, 2010, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the six months ended September 30, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies factor for commercial real estate loans. During six months ended September 30, 2010, management increased factors related to economic conditions for commercial real estate and commercial and industrial loans, and trends in delinquent and impaired loans for residential condominiums and commercial real estate loans. As a result of those changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $155 thousand during the six months ended September 30, 2011 and $88 thousand during the same period of 2010. Based on these analyses, the Company recorded a provision of $800 thousand for the six months ended September 30, 2011 compared to a provision for loan losses of $600 thousand during the corresponding 2010 period.
     Management continues to give high priority to monitoring and managing the Company’s asset quality. At September 30, 2011, nonperforming loans totaled $8.3 million as compared to $9.6 million at March 31, 2011. Of the twenty three loans constituting this category at September 30, 2011, all are secured by real estate collateral that is predominantly located in the Bank’s market area.
     Noninterest Income. Noninterest income increased by $585 thousand from $819 thousand during the six months ended September 30, 2010 to $1.4 million during the six months ended September 30, 2011. The increase was primarily due to net gains on the sales and write-downs on investments, which totaled $555 thousand during the six months ended September 30, 2011 compared to losses of $184 thousand during the prior year period. Partially offsetting the aforementioned increase were decreases in gains on sales of loans by $94 thousand due to decreased loan sale activity, deposit fees of $36 thousand, brokerage income of $22 thousand, and other income of $2 thousand.
     Noninterest Expenses. Noninterest expense increased by $477 thousand, or 6.2% to $8.2 million during the six months ended September 30, 2011 as compared to $7.7 million during the same period of 2010. This increase is due to increases in salaries and other benefits of $562 thousand, a $113 thousand increase in other expenses, and a $25 thousand increase in occupancy and equipment costs, partially offset by a $96 thousand decrease in other professional fees, a $86 thousand decrease in FDIC insurance premiums, a $27 thousand decrease in data processing costs, and a $14 thousand decrease in marketing expenses.
     Salaries and employee benefits increased by $562 thousand, or 12.5%, to $5.1 million during the six months ended September 30, 2011 as compared to $4.5 million during the same period of 2010 primarily due to increases of $364 thousand for non-deposit investment product and loan origination commissions and $155 thousand for salaries due to staffing increases.
     FDIC deposit insurance premiums decreased by $86 thousand to $201 thousand during the six months ended September 30, 2011 compared to $287 thousand during the same period of 2010. This decrease was primarily due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.
     Advertising and marketing expenses decreased by $14 thousand to $83 thousand during the six months ended September 30, 2011 as compared to $97 thousand during the same period of 2010 as management strategically decided to deemphasize advertising and marketing efforts.
     Office occupancy and equipment expenses decreased by $25 thousand, or 2.4%, to $1.0 million during the six months ended September 30, 2011 as compared $1.0 million during the same period of 2010 primarily due to decreases in the amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and decreases on certain fuel costs, partially offset by increases in real estate taxes, utilities, bank building expenses, and rental income.
     Data processing costs decreased by $27 thousand, or 6.5%, to $390 thousand during the six months ended September 30, 2011 as compared to $417 thousand during the same period of 2010 due to increases in certain processing costs.
     Income Taxes. The effective income tax rate for the six months ended September 30, 2011 was 27.6%, compared to an effective income tax rate of 33.7% for the same period of 2010. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.

Liquidity and Capital Resources
     Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLBB and funds from operations. The Bank is a voluntary member of the FHLBB and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLBB. At September 30, 2011, the Company had approximately $72.7 million in unused borrowing capacity at the FHLBB. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”) at September 30, 2011. The unused borrowing capacity at the FRB totaled $6.6 million at September 30, 2011.
     At September 30, 2011, the Company had commitments to originate loans, unused outstanding lines of credit, undisbursed proceeds of loans totaling $28.9 million, and commitments to sell loans of $3.3 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At September 30, 2011, the Company believes it has sufficient funds available to meet its current loan commitments.
     On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand that was paid on September 30, 2009). Additionally, to meet bank failure cash flow needs, the FDIC assessed a three-year insurance premium prepayment, which was paid by banks in December 2009 and covers the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during this three-year period. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three-year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and totaled $1.4 at September 30, 2011.
     The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At September 30, 2011, the Company had liquid assets of $36 thousand.

     The following table sets forth the capital positions of the Company and the Bank at September 30, 2011:

	At September 30, 2011
		Regulatory
		Threshold
		For Well
	Actual	Capitalized
Central Bancorp:
Tier 1 Leverage	10.32%	5.0%
Tier 1 Risk-Based Ratio	16.28%	6.0%
Total Risk-Based Ratio	17.51%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	9.26%	5.0%
Tier 1 Risk-Based Ratio	14.62%	6.0%
Total Risk-Based Ratio	15.85%	10.0%
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
     For the year ended March 31, 2011 and for the six months ended September 30, 2011, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Periodically, there have been various claims and lawsuits against the Company considered incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on June 17, 2011. At September 30, 2011, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company did not repurchase any of its securities during the quarter ended September 30, 2011.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. [Removed and Reserved]
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1	Articles of Amendment to the Articles of Organization of Central Bancorp, Inc. for the Series B Senior Non-Cumulative Perpetual Preferred Stock (1)

10.1	Securities Purchase Agreement, dated August 25, 2011 between Central Bancorp, Inc. and the Secretary of the Treasury with respect to the Series B Senior Non-Cumulative Perpetual Preferred Stock (1)

10.2	Repurchase Letter, dated August 25, 2011 between Central Bancorp, Inc. and the United States Department of the Treasury with respect to the Series A Fixed Rate Cumulative Perpetual Preferred Stock (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on August 29, 2011 (File No. 0-25251).

*	Furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC. Registrant
November 14, 2011	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2011	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)