Form 10-Q
period 2011-12-31
CENTRAL BANCORP INC /MA/
filed 2012-02-14
CIK 1076394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $1.00 par value	1,690,951
Class	Outstanding at February 14, 2012

CENTRAL BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited)

(In Thousands, Except Share and Per Share Data)	December 31, 2011	March 31, 2011

ASSETS
Cash and due from banks	$4,566	$3,728
Short-term investments	32,494	37,190

Cash and cash equivalents	37,060	40,918

Investment securities available for sale, at fair value (Note 2)	35,269	25,185
Stock in Federal Home Loan Bank of Boston, at cost (Note 2)	8,518	8,518
The Co-operative Central Bank Reserve Fund, at cost	1,576	1,576

Total investments	45,363	35,279

Loans held for sale	221	—

Loans (Note 3)	420,955	394,217
Less allowance for loan losses	(4,083)	(3,892)

Loans, net	416,872	390,325

Accrued interest receivable	1,378	1,496
Banking premises and equipment, net	2,706	2,705
Deferred tax asset, net	3,875	3,600
Other real estate owned	320	132
Goodwill	2,232	2,232
Bank-owned life insurance (Note 11)	7,183	6,972
Other assets	4,140	3,966

Total assets	$521,350	$487,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits (Note 4)	$332,709	$309,077
Federal Home Loan Bank advances	117,260	117,351
Subordinated debentures (Note 5)	11,341	11,341
Advanced payments by borrowers for taxes and insurance	2,276	1,387
Accrued expenses and other liabilities	12,965	1,348

Total liabilities	476,551	440,504

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock – Series A Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2011 and 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,063,889 at March 31, 2011	—	9,709
Preferred stock – Series B Senior Non-Cumulative Perpetual, $1.00 par value; 10,000 shares authorized; 10,000 shares issued and outstanding, with a liquidation preference and redemption value of $10,000,000 at December 31, 2011 and no shares issued and outstanding at March 31, 2011	9,961	—
Common stock $1.00 par value; 15,000,000 shares authorized; and 1,681,071 shares issued and outstanding at December 31, 2011 and March 31, 2011	1,681	1,681
Additional paid-in capital	2,121	4,589
Retained income	35,115	35,288
Accumulated other comprehensive income (Note 6)	442	892
Unearned compensation – Employee Stock Ownership Plan	(4,521)	(5,038)

Total stockholders’ equity	44,799	47,121

Total liabilities and stockholders’ equity	$521,350	$487,625

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(In Thousands, Except Share and Per Share Data)	December 31,		December 31,
	2011	2010	2011	2010

Interest and dividend income:
Mortgage loans	$5,343	$5,746	$16,143	$18,423
Other loans	21	49	89	183
Investments	386	365	933	984
Short-term investments	15	27	39	47

Total interest and dividend income	5,765	6,187	17,204	19,637

Interest expense:
Deposits	429	573	1,238	1,962
Advances from Federal Home Loan Bank of Boston	1,102	1,226	3,295	3,837
Other borrowings	142	140	418	420

Total interest expense	1,673	1,939	4,951	6,219

Net interest and dividend income	4,092	4,248	12,253	13,418

Provision for loan losses	300	300	1,100	900

Net interest and dividend income after provision for loan losses (Note 3)	3,792	3,948	11,153	12,518

Noninterest income:
Deposit service charges	255	266	731	777
Net (loss) gain from sales and write-downs of investment securities	(48)	13	507	(170)
Net gains on sales of loans	105	111	140	241
Bank-owned life insurance	74	75	219	219
Other	80	87	273	305

Total noninterest income	466	552	1,870	1,372

Noninterest expenses:
Salaries and employee benefits	2,258	2,292	7,313	6,784
Occupancy and equipment	508	523	1,557	1,548
Data processing fees	189	212	579	629
Professional fees	228	233	627	730
FDIC deposit insurance premiums	106	139	307	426
Advertising and marketing	20	24	103	121
Other expenses	458	402	1,438	1,268

Total noninterest expenses	3,767	3,825	11,924	11,506

Income before income taxes	491	675	1,099	2,384
Provision for income taxes	131	330	299	900

Net income	$360	$345	$800	$1,484

Net income available to common shareholders (Note 9)	$231	$191	$64	$1,021

Earnings per common share – basic (Note 9)	$0.15	$0.13	$0.04	$0.68

Earnings per common share – diluted (Note 9)	$0.15	$0.12	$0.04	$0.64

Weighted average common shares outstanding – basic	1,541,300	1,505,873	1,535,924	1,500,497

Weighted average common and equivalent shares outstanding – diluted	1,570,076	1,633,165	1,648,554	1,608,120

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Series B Preferred Stock	Series B Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income	Unearned Compensation- ESOP	Total Stockholders’ Equity
Nine Months Ended December 31, 2010
Balance at March 31, 2010	10,000	$9,589	—	$—	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113
Net income	—	—	—	—	—	—	—	1,484	—	—	1,484
Other comprehensive income, net of taxes of $83:
Unrealized gain on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	—	—	140	—	140

Comprehensive income											1,624

Dividends paid to common stockholders ($0.15 per share)	—	—	—	—	—	—	—	(224)	—	—	(224)
Preferred stock accretion of discount and issuance costs	—	88	—	—	—	—	—	(88)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(375)	—	—	(375)
Stock-based compensation (Note 10)	—	—	—	—	—	—	302	—	—	—	302
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(325)	—	—	516	191

Balance at December 31, 2010	10,000	$9,677	—	$—	1,667,151	$1,667	$4,268	$35,279	$950	$(5,210)	$46,631

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Series B Preferred Stock	Series B Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income	Unearned Compensation- ESOP	Total Stockholders’ Equity
Nine Months Ended December 31, 2011
Balance at March 31, 2011	10,000	$9,709	—	$—	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121
Net income	—	—	—	—	—	—	—	800	—	—	800
Other comprehensive loss, net of tax benefit of $275:
Unrealized loss on securities, net of reclassification adjustment (Note 6)	—	—	—	—	—	—	—	—	(450)	—	(450)

Comprehensive income											350

Dividends paid to common stockholders ($0.15 per share)	—	—	—	—	—	—	—	(237)	—	—	(237)

Redemption of Series A Preferred Stock net	(10,000)	(9,701)	—	—	—	—	—	(299)	—	—	(10,000)
Issuance of Series B Preferred Stock, net of issuance costs of $45	—	—	10,000	9,955	—	—	—	—	—	—	9,955
Preferred stock accretion of discount and issuance costs	—	56	—	6	—	—	—	(62)	—	—	—
Redemption of Series A warrants	—	—	—	—	—	—	(2,526)	—	—	—	(2,526)
Dividends paid on preferred stock	—	(64)	—	—	—	—	—	(375)	—	—	(439)
Stock-based compensation (Note 10)	—	—	—	—	—	—	278	—	—	—	278
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(220)	—	—	517	297

Balance at December 31, 2011	—	$—	10,000	$9,961	1,681,071	$1,681	$2,121	$35,115	$442	$(4,521)	$44,799

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
(In thousands)	2011	2010

Cash flows from operating activities:

Net income	$800	$1,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	470
Amortization of premiums	97	179
Deferred tax benefit	—	1,288
Provision for loan losses	1,100	900
Stock-based compensation and amortization of unearned compensation - ESOP	575	493
Net (gains) losses from sales of investment securities	(507)	170
Bank-owned life insurance income	(211)	(218)
Gain on sale of OREO	—	(2)
Gains on sales of loans held for sale	(140)	(241)
Originations of loans held for sale	(10,934)	(20,621)
Proceeds from sale of loans originated for sale	10,853	20,844
Decrease in accrued interest receivable	118	480
(Increase) decrease in other assets	(174)	82
Increase (decrease) in accrued expenses and other liabilities	11,617	(483)

Net cash provided by operating activities	13,592	4,781

Cash flows from investing activities:

Loan (originations) principal collections, net	(27,835)	56,008
Principal payments on mortgage-backed securities	3,613	7,129
Proceeds from sales of investment securities	6,788	2,092
Purchases of investment securities	(20,800)	(3,223)
Proceeds from sales of OREO	—	62
Purchase of banking premises and equipment	(399)	(562)

Net cash (used in) provided by investing activities	(38,633)	61,506

Cash flows from financing activities:

Issuance of Series B preferred stock	10,000	—
Preferred stock issuance costs	(45)	—
Redemption of Series a preferred stock	(10,000)	—
Redemption of Series A preferred stock warrants	(2,526)	—
Net increase (decrease) in deposits	23,632	14,019
Increase in advance payments by borrowers for taxes and insurance	889	44
Repayment of advances from FHLB of Boston	(91)	(17,087)
Cash dividends paid	(676)	(598)

Net cash provided by (used in) financing activities	21,183	(31,704)

Net (decrease) increase in cash and cash equivalents	(3,858)	34,583
Cash and cash equivalents at beginning of period	40,918	16,536

Cash and cash equivalents at end of period	$37,060	$51,119

Cash paid (received) during the period for:
Interest	$4,951	$6,312
Income taxes	(669)	—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series A and B preferred stock discount and issuance costs	62	88
Deemed dividend on Series A preferred stock	299	—
Loans transferred to other real estate owned	188	132

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

December 31, 2011

(1)	Basis of Presentation

The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as the “Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2011, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 17, 2011. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012 or any other period.

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

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2011 and are also included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Investments

The amortized cost and fair value of investment securities available for sale at December 31, 2011, are summarized as follows:

	December, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)

Government agency and government sponsored enterprise mortgage-backed securities	$27,383	$718	$(13)	$28,088
Single issuer trust preferred securities issued by financial institutions	1,001	39	—	1,040

Total debt securities	28,384	757	(13)	29,128
Perpetual preferred stock issued by financial institutions	3,065	93	(384)	2,774
Common stock	3,361	212	(206)	3,367

Total	$34,810	$1,062	$(603)	$35,269

The amortized cost and fair value of investment securities available for sale at March 31, 2011 are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)

Government agency and government sponsored enterprise mortgage-backed securities	$18,129	$764	$(70)	$18,823
Single issuer trust preferred securities issued by financial institutions	1,002	47	—	1,049

Total debt securities	19,131	811	(70)	19,872
Perpetual preferred stock issued by financial institutions	3,071	194	(80)	3,185
Common stock	1,799	354	(25)	2,128

Total	$24,001	$1,359	$(175)	$25,185

During the nine-month period ended December 31, 2011, one common stock was deemed to be other-than-temporarily impaired and was written down by $47 thousand to its fair value as of December 31, 2011.

Temporarily impaired securities as of December 31, 2011 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less Than or Equal to 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$120	$(3)	$269	$(10)
Perpetual preferred stock issued by financial institutions	895	(124)	757	(260)
Common stock	1,456	(192)	123	(14)

Total temporarily impaired securities	$2,471	$(319)	$1,149	$(284)

The Company has one preferred stock investment currently in an unrealized loss position for longer than twelve months for which the fair value has decreased during the nine months ended December 31, 2011. The preferred stock had an unrealized loss to book value ratio of 25.6% at December 31, 2011 compared to an unrealized loss to book value ratio of 5.7% at March 31, 2011. Due to the long-term nature of preferred stocks, management considers these securities to be similar to debt securities for analysis purposes. Based on available information, management has determined that the unrealized loss on the Company’s investment in this preferred stock is not other-than-temporary as of December 31, 2011.

The Company had one debt security in an unrealized loss position as of December 31, 2011, which has been in a continuous unrealized loss position for a period greater than twelve months. This debt security has a total fair value of $269 thousand and an unrealized loss of $10 thousand as of December 31, 2011. This debt security is a government agency mortgage–backed security. Management currently does not have the intent to sell this security and it is more likely than not that it will not have to sell this security before recovery of its cost basis. Based on management’s analysis of this security, it has been determined that there is no other-than-temporarily impaired as of December 31, 2011.

The Company had seventeen equity securities with a fair value of $1.6 million and unrealized losses of $206 thousand which were temporarily impaired at December 31, 2011. The total unrealized losses relating to these securities represent approximately 11.5% of book value. This is an increase when compared to the ratio of unrealized losses to book value of 6.3% at March 31, 2011. Of these seventeen securities, one has been in a continuous unrealized loss position for greater than twelve months aggregating $14 thousand at December 31, 2011. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of December 31, 2011, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability to hold the securities until recovery of cost.

The maturity distribution (based on contractual maturities) and annual yields of debt securities at December 31, 2011 are as follows:

	Amortized	Fair	Annual
	Cost	Value	Yield
	(Dollars in thousands)
Government agency and government sponsored enterprise mortgage-backed securities

Due within one year	$605	$613	3.88%
Due after one year but within five years		—	—
Due after five years but within ten years	1,816	1,839	2.77
Due after ten years	24,962	25,636	3.54

Total	27,383	28,088

Single issuer trust preferred securities issued by financial institutions:
Due after ten years	1,001	1,040	7.78%

Total	$28,384	$29,128

Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

Mortgage-backed securities with an amortized cost of $1.0 million and a fair value of $1.1 million at December 31, 2011 were pledged to provide collateral for certain customers. At December 31, 2011 securities carried at $2.2 million were pledged under a blanket lien to partially secure the Bank’s advances from the Federal Home Loan Bank Board of Boston (“FHLBB”). Additionally, at December 31, 2011 investment securities carried at $2.7 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.

As a member of the FHLBB, the Bank is required to invest in stock of the FHLBB in an amount which, until April 2004, was equal to 1% of its outstanding home loans or 1/20th of its outstanding advances from the FHLBB, whichever was higher.

The Company views its investment in the FHLBB stock as a long-term investment. Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recovery is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBB as compared to the capital stock amount and length of time a decline has persisted; (2) the impact of legislative and regulatory changes on the FHLBB; and (3) the liquidity position of the FHLBB.

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

The Company does not believe that its investment in the FHLBB is impaired as of December 31, 2011. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLBB’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLBB become ineffective.

(3)	Loans and the Allowance for Loan Losses

Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of December 31, 2011 loans held for sale totaled $221 thousand compared to $0 at March 31, 2011.

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. The fair value of forward loan sale commitments at December 31, 2011 was not material.

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

Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all troubled debt restructurings (“TDRs”) are considered to be impaired. In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Company adopted this guidance on June 30, 2011 and applied it retrospectively to April 1, 2011, the beginning of the annual period of adoption. In evaluating when a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor is experiencing financial difficulties. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310. A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

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

In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. For each loan type, we utilize a two-year average for our historical loss ratio. We believe that two years is appropriate at this time as it captures the economic downturn. The two-year average may be adjusted over time to cover longer periods as the economy improves. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At December 31, 2011, the commercial real estate concentration ratio was 296%, compared to a ratio of 330% at March 31, 2011.

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

During the three months ended December 31, 2011, management increased the ASC 450 loss factors related to changes in value of collateral for residential loans and trends in charge-offs and recoveries for residential condominiums and commercial real estate loans. As a result of those changes and adjustments made by management for trends in recent historical losses, the impact to the allowance for loan losses were increases in ASC 450 reserves of $295 thousand for those loan types. During the nine months ended December 31, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies and charge-offs and recoveries for commercial real estate loans. As a result of those changes and adjustments made by management for trends in recent historical losses, the impact to the allowance for loan losses were increases in ASC 450 reserves of 444 thousand for those loan types.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at December 31, 2011.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. The reserve was $0 at December 31, 2011 and March 31, 2011.

Loans, excluding loans held for sale, as of December 31, 2011 and March 31, 2011 are summarized below (in thousands):

	December 31, 2011	March 31, 2011
Real estate loans:
Residential real estate and condominium	$237,085	$183,157
Commercial real estate	172,819	199,074
Land	424	456
Home equity lines of credit	8,599	8,426

Total real estate loans	418,927	391,113
Commercial and Industrial loans	1,164	2,212
Consumer loans	864	892

Total loans	420,955	394,217
Less: allowance for loan losses	(4,083)	(3,892)

Total loans, net	$416,872	$390,325

The following is a summary of the activity in the allowance for loan losses by loan portfolio segment for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	For the Three Months Ending December 31, 2011
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$1,393	$2,635	$12	$6	$127	$4,173

Charge offs	(204)	(186)	—	(1)	—	(391)
Recoveries	—	—	—	1	—	1
Provision (benefit)	203	68	(1)	—	30	300

Ending balance	$1,392	$2,517	$11	$6	$157	$4,083

	For the Three Months Ending December 31, 2010
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$929	$2,566	$36	$20	$82	$3,633
Charge offs	(12)	(171	—	(2)	—	(185)
Recoveries	—	—	—	—	—

Provision (benefit)	13	355	(13)	—	(55)	300

Ending balance	$930	$2,750	$23	$18	$27	$3,748

	For the Nine Months Ending December 31, 2011
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$816	$2,771	$16	$17	$272	$3,892

Charge offs	(326)	(604)	(3)	(10)	—	(943)
Recoveries	30	—	—	4	—	34
Provision (benefit)	872	350	(2)	(5)	(115)	1,100

Ending balance	$1,392	$2,517	$11	$6	$157	$4,083

	For the Nine Months Ending December 31, 2010
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$853	$2,037	$44	$22	$82	$3,038

Charge offs	(12)	(171)	—	(10)	—	(193)
Recoveries	—	—	—	3	—	3
Provision (benefit)	89	884	(21)	3	(55)	900

Ending balance	$930	$2,750	$23	$18	$27	$3,748

The increased provision for loan losses during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 was primarily due to net increased allocated reserves for three commercial loans with balances of $3.7 million at December 31, 2011 and two residential loans with balances of $463 thousand at December 31, 2011.

Financing Receivables on Nonaccrual Status as of:
	December 31,	March 31,
	2011	2011
	(In Thousands)
Commercial real estate:
Mixed Use	$1,875	$1,616
Industrial (other)	1,360	1,500
Retail	923	769
Apartments	2,145	2,757
Offices	718	—

Residential:
Residential Real Estate	2,535	2,587
Condominium	264	352
Home equity lines of credit	20	—

	$9,840	$9,581

Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.

The following is an age analysis of past due loans as of December 31, 2011 and March 31, 2011, by loan portfolio classes (in thousands):

	Age Analysis of Past Due Financing Receivables
	as of December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
Commercial real estate:
Mixed use	$—	$—	$347	$347	$32,303	$32,650
Apartments	—	1,389	587	1,976	62,039	64,015
Industrial (other)	625	—	734	1,359	35,418	36,777
Retail	—	—	923	923	23,700	24,623
Offices	—	—	718	718	14,036	14,754
Land and Construction	—	—	—	—	424	424
Residential:
Residential real estate	1,843	521	323	2,687	204,443	207,130
Condominium	—	—		—	29,955	29,955
Home Equity Lines of Credit	59	—	20	79	8,520	8,599
Commercial and Industrial Loans	—	—	—	—	1,164	1,164
Consumer Loans	—	—	—	—	864	864

	$2,527	$1,910	$3,652	$8,089	$412,866	$420,955

	Age Analysis of Past Due Financing Receivables
	as of March 31, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total
Commercial real estate:
Mixed use	$398	$—	$1,616	$2,014	$36,605	$38,619
Apartments	—	258	2,757	3,015	75,655	78,670
Industrial (other)	—	—	1,500	1,500	36,005	37,505
Retail	—	—	—	—	29,045	29,045
Offices	—	—	—	—	15,235	15,235
Land	—	—	—	—	456	456
Residential:
Residential real estate	782	247	1,299	2,328	154,266	156,594
Condominium	—	—	352	352	26,211	26,563
Home equity lines of credit	—	—	—	—	8,426	8,426
Commercial and industrial loans	—	—	—	—	2,212	2,212
Consumer loans	4	—	—	4	888	892

	$1,184	$505	$7,524	$9,213	$385,004	$394,217

There was one loan with a balance of $347 thousand which was past due 90 days or more and still accruing interest as of December 31, 2011 and March 31, 2011.

Credit Quality Indicators. Management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following table sets forth the balance of loans classified as pass, special mention, or substandard at December 31, 2011 and March 31, 2011 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment. At December 31, 2011 and March 31, 2011 there were no loans classified as doubtful or loss.

The following table displays the loan portfolio by credit quality indicators as of December 31, 2011 and March 31, 2011 (in thousands):

	Credit Quality Indicators as of December 31, 2011
	Commercial and Industrial	Residential Real Estate and Condominium	Home Equity Lines of Credit	Commercial Real Estate	Land	Consumer Loans	Total

Pass	$1,164	$235,816	$8,599	$158,595	$424	$864	$405,462
Special mention	—	—	—	8,747	—	—	8,747

Substandard	—	1,269	—	5,477	—	—	6,746

	$1,164	$237,085	$8,599	$172,819	$424	$864	$420,955

	Credit Quality Indicators as of March 31, 2011
	Commercial and Industrial	Residential Real Estate And Condominium	Home Equity Lines of Credit	Commercial Real Estate	Land	Consumer Loans	Total

Pass	$2,212	$182,931	$8,426	$188,917	$456	$892	$383,834
Special mention	—	—	—	7,128	—	—	7,128

Substandard	—	226	—	3,029	—	—	3,255

	$2,212	$183,157	$8,426	$199,074	$456	$892	$394,217

The $1.0 million net increase in substandard residential loans during the nine months ended December 31, 2011 was due to the addition of eight loans totaling $1.3 million, partially offset by a decrease of $226 thousand as the substandard loan relationship at March 31, 2011 was transferred to OREO during the nine-month period. The $2.4 million net increase in substandard commercial real estate loans during the nine months ended December 31, 2011 was due to increases resulting from the downgrades of ten loans totaling $5.4 million, partially offset by decreases due to the settlement payoff of one loans which totaled $2.8 million and the full charge-off of another loan which totaled $258 thousand.

The following table displays the balances of non-impaired CRE loans with various Loan-to-Value (“LTV”) ratios by collateral type. The Bank considers this an additional credit quality indicator specifically as it relates to the CRE loan portfolio as of December 31, 2011 and March 31, 2011 (in thousands):

	Non-Impaired CRE Loans by Collateral Type and LTV Ratio as of December 31, 2011
	Apartments	Offices	Mixed Use	Industrial (Other)	Retail	Total
< 40%	$9,757	$926	$8,996	$6,590	$6,112	$32,351
40% - 60%	24,434	8,154	8,893	8,602	11,925	62,008
> 60%	23,727	4,559	12,494	11,480	3,830	56,090
Participations	—	—	—	8,984	444	9,428

Total	$57,918	$13,639	$30,353	$35,656	$22,311	$159,877

	Non-Impaired CRE Loans by Collateral Type and LTV Ratio as of March 31, 2011
	Apartments	Offices	Mixed Use	Industrial (Other)	Retail	Total
< 40%	$12,720	$1,028	$10,083	$6,646	$6,883	$37,360
40% - 60%	22,994	8,299	7,899	9,055	16,220	64,467
> 60%	32,165	5,494	18,658	10,396	2,660	69,373
Participations	4,576	—	—	9,352	1,116	15,044

Total	$72,455	$14,821	$36,640	$35,449	$26,879	$186,244

The following is a summary of the allowance for loan losses and loans as of December 31, 2011 and March 31, 2011, by loan portfolio segment disaggregated by impairment method (in thousands):

	Allowance for Loan Losses as of December 31, 2011
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$342	$905	$—	$—	$—	$1,247
Collectively evaluated for impairment	1,050	1,612	11	6	157	2,836

	$1,392	$2,517	$11	$6	$157	$4,083

Loans ending balance:
Individually evaluated for impairment	$3,289	$12,785	$—	$—	$—	$16,074
Collectively evaluated for impairment	242,395	160,458	1,164	864	—	404,881

	$245,684	$173,243	$1,164	$864	$—	$420,955

	Allowance for Loan Losses as of March 31, 2011
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$110	$1,307	$—	$—	$—	$1,417
Collectively evaluated for impairment	763	1,513	17	16	166	2,475

	$873	$2,820	$17	$16	$166	$3,892

Loans ending balance:
Individually evaluated for impairment	$3,588	$12,486	$—	$—	$—	$16,074
Collectively evaluated for impairment	187,883	187,572	690	2,048	—	378,143

	$191,421	$200,058	$690	$2,048	$—	$394,217

The following is a summary of impaired loans and their related allowances within the allowance for loan losses as of December 31, 2011 and March 31, 2011 (in thousands):

	Impaired Loans and Their Related Allowances as of December 31, 2011
	Recorded Investment *	Unpaid Principal Balance	Related Allowance	Partial Charge-offs	Average Recorded Investment	Interest Income Recognized During Quarter
With no related allowance recorded:

Residential Real Estate and Condominium	$1,543	$1,696	$—	$3	$1,683	$10
Commercial Real Estate and Land	4,534	4,333	—	16	5,305	84

With an allowance recorded:
Residential Real Estate and Condominium	1,638	1,636	342	162	1,726	3
Commercial Real Estate and Land	8,473	8,452	850	—	7,164	—

Total
Residential Real Estate and Condominium	3,181	3,332	342	165	3,409	13
Commercial Real Estate and Land	$13,007	$12,785	$850	$16	$12,469	$84

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

	Impaired Loans and Their Related Allowances as of March 31, 2011
	Recorded Investment *	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential Real Estate and Condominium	$2,119	$2,123	$—
Commercial Real Estate and Land	8,894	8,920	—
	—	—	—

With an allowance recorded:
Residential Real Estate and Condominium	1,468	1,630	110
Commercial Real Estate and Land	3,629	4,580	1,307

Total
Residential Real Estate and Condominium	3,587	3,753	110
Commercial Real Estate and Land	$12,523	$13,500	$1,307

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 as described in Note 1 to the Company’s audited financial statements for the year ended March 31, 2011. All loans modified in TDRs are included in impaired loans.

At December 31, 2011 total TDRs amounted to $9.7 million and were comprised of nine residential real estate loan relationships which totaled $2.3 million and five commercial real estate loan relationships which totaled $7.4 million. Additionally, at December 31, 2011, total accruing TDRs amounted to $4.2 million and total nonaccruing TDRs amounted to $5.5 million.

Following are tables and discussions regarding TDR activity during the quarter and nine month periods ended December 31, 2011 and 2010 (in thousands):

	Troubled Debt Restructurings
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs during the quarter ended December 31, 2011:
Commercial Real Estate:
Apartments	1	$1,558	$1,558
Residential:
Residential Real Estate	2	$163	$163

		Defaulted Balance at December 31, 2011
TDRs during the 12 months ended December 31, 2011 which defaulted during the quarter ended December 31, 2011:
Commercial Real Estate:
Industrial (other)		$—
Residential:
Residential real estate	1	$199
Condominium		$—

	Troubled Debt Restructurings
	Number	Pre-Modification	Post-Modification
	of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment	Investment
TDRs during the nine months ended December 31, 2011:
Commercial Real Estate:
Apartments	2	$1,973	$1,973
Residential:
Residential real estate	3	$362	$362

		Defaulted Balance at December 31, 2011
TDRs during the 12 months ended December 31, 2011 which defaulted during the nine months ended December 31, 2011:
Commercial Real Estate
Industrial (other)		$—
Residential :
Residential real estate	2	$950
Condominium		$—

There were three troubled debt restructurings during the quarter ended December 31, 2011. During the nine months ended December 31, 2011, five customer relationships were modified in troubled debt restructurings comprised of two commercial real estate loan relationships which totaled $2.0 million as of December 31, 2011 and three residential customer relationships which totaled $362 thousand as of December 31, 2011. One commercial real estate TDR which totaled $1.6 million resulted from delinquencies due to tenant vacancies in the current economic environment. The modification consisted of six months of interest only to give the borrower time to effect an orderly liquidation of the properties. However, due to uncertainty regarding the success of the borrower’s efforts, management is considering this relationship to be collateral dependent with an allocated reserve of $355 thousand. The other commercial real estate TDR resulted from delinquencies due to the borrower’s financial difficulties. This modification also consisted of six months of interest only to give the borrower sufficient time to obtain financing elsewhere. During the quarter ended December 31, 2011 the borrower was able to obtain outside financing which resulted in payment in full of this customer’s loan balance. As there was no reduction in the interest rate, no loss resulted and therefore there was no allocated reserve for this commercial customer. One residential modification resulted from the re-default of a prior modification. Both modifications for this residential customer consisted of temporary reductions in the interest rate as management has attempted to allow this customer to work through financial difficulties. The customer was not able to meet the modified terms and this relationship is now considered to be collateral dependent with an allocated reserve of $85 thousand which represents the estimated loss under the foreclosure and sale of collateral scenario. The second residential TDR resulted in an estimated loss of $27 thousand after the Bank agreed to a short sale after the borrower experienced financial difficulties. The estimated loss is allocated within the allowance for loan losses until the transaction is consummated. The third residential TDR resulted from an agreement between the Bank and a residential borrower in bankruptcy. An allocated reserve of $15 thousand represents the estimated loss that will be realized once final approval of the agreement is accepted by the bankruptcy court. Regarding TDR re-defaults, all TDRs are considered impaired and are subject to individual loss analysis both at the time of the TDR and subsequent to the restructuring periodically as determined by management, which includes events of re-default. Management may change allocated reserves within the allowance for loan losses as necessary based upon those subsequent reviews.

	Troubled Debt Restructurings
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

TDRs during the quarter ended December 31, 2010:
Commercial Real Estate:
Mixed Use	1	$1,397	$1,397
Residential:
Residential Real Estate	1	$359	$359

		Defaulted Balance at December 31, 2010
TDRs during the 12 months ended December 31, 2010 which defaulted during the three months ended December 31, 2010:
Commercial Real Estate :
Industrial (other)	1	$283
Residential
Residential real estate	2	$585

	Troubled Debt Restructurings
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs during the nine months ended December 31, 2010:
Commercial Real Estate:
Apartments	1	$4,130	$4,130
Industrial (Other)	1	$293	$293
Mixed Use	2	$2,918	$3,073
Residential:
Residential real estate	3	$1,323	$1,323
Condominium	1	$270	$270

		Defaulted Balance at December 31, 2010
TDRs during the 12 months ended December 31, 2010 which defaulted during the nine months ended December 31, 2010:
Commercial Real Estate
Industrial (other)	1	$283
Residential :
Residential real estate	4	$1,536

There were two troubled debt restructurings during the quarter ended December 31, 2010. During the nine months ended December 31, 2010, eight customer relationships were modified in troubled debt restructurings comprised of four commercial real estate loan relationships which totaled $7.3 million as of December 31, 2011 and four residential real estate loan relationships which totaled $1.6 million as of December 31, 2011. Three of the commercial real estate TDRs which totaled $5.8 million resulted from what management determined to be temporary cash flow difficulties. The modified terms consisted of six months of interest only and no forgiveness of principal. As there were no changes in the interest rate, no losses resulted and therefore there are no allocated reserves for these two customers which were determined to have temporary cash flow difficulties. The fourth commercial real estate TDR consisted of relationship which totaled $1.5 million. While there was no forgiveness of principal, the interest rate was reduced and payments were changed to interest-only. Additional funds were disbursed to pay past due taxes resulting in a post-TDR balance of $1.7 million. Management was unsure regarding the total collectability of the principal and interest under the modified terms, therefore the interest-only payments have been applied to principal resulting in an estimated reduction in interest income of $64 thousand during the nine months ended December 31, 2011. Additionally, management is considering this relationship to be collateral dependent with an allocated reserve of $315 thousand within the allowance for loan losses at December 31, 2011. Regarding the four residential TDRs, one totaled $839 thousand with TDR terms of interest only for six months and no forgiveness of principal, resulting in no estimated loss and no allocated reserve. The second residential TDR had an interest rate reduction for one year resulting in an estimated interest rate differential loss of $3 thousand which is allocated as a reserve within the allowance for loan losses. The third residential TDR consisted of interest only for three months. This customer continued to have financial problems and this relationship is considered to be collateral dependent with an allocated reserve of $70 thousand. The fourth residential TDR represents a loan that was restructured by the servicer. The servicer has not been cooperative regarding the details of the transaction, therefore, management is considering this loan to be collateral dependent with an allocated loss of $80 thousand. Regarding TDR re-defaults, all TDRs are considered impaired and are subject to individual loss analysis both at the time of the TDR and subsequent to the restructuring periodically as determined by management, which includes events of re-default. Management may change allocated reserves within the allowance for loan losses as necessary based upon those subsequent reviews.

(4)	Deposits

Deposits at December 31, 2011 and March 31, 2011 are summarized as follows (in thousands):

	December 31, 2011	March 31, 2011

Demand deposit accounts	$44,341	$40,745
NOW accounts	27,857	28,989
Passbook and other savings accounts	58,434	55,326
Money market deposit accounts	68,210	76,201

Total non-certificate accounts	198,842	201,261

Term deposit certificates:
Certificates of $100,000 and above	69,520	40,843
Certificates of less than $100,000	64,347	66,973

Total term deposit certificates	133,867	107,816

Total deposits	$332,709	$309,077

(5)	Subordinated Debentures

On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At December 31, 2011 the interest rate was 2.99%. The Trust I

Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.

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

The Company’s other comprehensive income (loss) and related tax effect for the three and nine months ended December 31, 2011 and 2010 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	December 31, 2011			December 31, 2010
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized gains on securities:

Unrealized net holding gains during period	$380	$151	$229	$187	$68	$119
Less: reclassification adjustment for net (losses) gains included in net income	(47)	(19)	(28)	13	5	8

Other comprehensive income	$427	$170	$257	$174	$63	$111

	For the Nine Months Ended			For the Nine Months Ended
	December 31, 2011			December 31, 2010
	Before		After	Before		After
	Tax	Tax	Tax	Tax	Tax	Tax
	Amount	Effect	Amount	Amount	Effect	Amount
Unrealized (losses) gains on securities:
Unrealized net holding losses during period	$(218)	$(71)	$(147)	$60	$20	$40
Less: reclassification adjustment for net gains (losses) included in net income	507	204	303	(170)	(70)	(100)

Other comprehensive (loss) income	($725)	($275)	($450)	$230	$90	$140

(7)	Commitments and Contingencies

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

Financial instruments with off-balance sheet risks as of December 31, 2011 and March 31, 2011 included the following (In thousands):

	At December 31, 2011	At March 31, 2011

Unused lines of credit	$15,617	$15,940
Unadvanced portions of commercial loans	414	459
Commitments to originate residential mortgage loans	15,246	11,232
Commitments to sell residential mortgage loans	—	595

Total off-balance sheet commitments	$31,277	$28,226

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

Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At December 31, 2011, none of these actions is believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

(8)	Subsequent Events

On January 19, 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about February 17, 2012 to common stockholders of record as of February 3, 2012.

(9)	Earnings Per Share (EPS)

Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). At December 31, 2011 and 2010, there were approximately 138,000 and 159,000 unallocated ESOP shares, respectively.

The following depicts a reconciliation of earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(Amounts in thousands except share and per share amounts)		(Amounts in thousands except share and per share amounts)

Net income as reported	$360	$345	$800	$1,484

Less preferred dividends and accretion	(129)	(154)	(736)	(463)

Net income available to common stockholders	$231	$191	$64	$1,021

Weighted average number of common shares outstanding	1,681,071	1,667,151	1,681,071	1,667,151

Weighted average number of unallocated ESOP shares	(139,771)	(161,278)	(145,147)	(166,654)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,541,300	1,505,873	1,535,924	1,500,497

Incremental shares from the assumed exercise of dilutive securities	28,776	127,292	112,630	107,623

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,570,076	1,633,165	1,648,554	1,608,120

Earnings per common share

Basic	$0.15	$0.13	$0.04	$0.68

Diluted	$0.15	$0.12	$0.04	$0.64

At December 31, 2011, 33,589 stock options were anti-dilutive and, therefore, excluded from the above calculations for the three and nine-month periods ended December 31, 2011. At December 31, 2010, 34,458 stock options were anti-dilutive and, therefore, excluded from the above calculation for both the three and nine-month periods ended December 31, 2010.

(10)	Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718 Compensation–Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. However, awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of December 31, 2011, 49,880 shares remained unissued and available for award under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.

Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the nine months ended December 31, 2011 and 2010.

The Company granted no stock options in fiscal 2011. During the fourth quarter of fiscal 2011, 13,920 restricted shares were issued under the Incentive Plan. Of these shares, 5,871 shares vested immediately and 8,049 shares vest over a five-year life. No stock options or grants were issued during the quarter and nine months ended December 31, 2011. Stock-based compensation totaled $278,000 and $302,000 for the nine months ended December 31, 2011 and 2010, respectively.

Stock option activity was as follows for the nine months ended December 31, 2011:

	Number of Shares	Weighted Exercise Price

Outstanding at March 31, 2011	34,458	$29.63
Exercised	—	—
Forfeited	—	—
Expired	(869)	$28.99

Outstanding at December 31, 2011	33,589	$29.65

Exercisable at December 31, 2011	33,589	$29.65

As of December 31, 2011, the Company expects all non-vested stock options to vest over their remaining vesting periods.

As of December 31, 2011, the expected future compensation costs related to options and restricted stock vesting is as follows: $24 thousand during the final three months of the fiscal year ending March 31, 2012; $30 thousand per year during the fiscal years ending March 31, 2013 through March 31, 2015; and $29 thousand during the fiscal year ending March 31, 2016.

The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at December 31, 2011 were as follows:

	Exercise Price	Number of Shares Outstanding		Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
	$28.99	23,589	(2)	3.2	—
	31.20	10,000	(3)	4.7	—

Average/Total	$29.65	33,589		3.7	$—

(1)	Represents the total intrinsic value, based on the Company’s closing stock price of $17.05 on December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. As of December 31, 2011, the intrinsic value of outstanding stock options and exercisable stock options was $0.
(2)	Fully vested and exercisable at the time of grant.
(3)	Subject to vesting over five years, 100% vested at December 31, 2011.

A summary of restricted stock activity under all Company plans for the nine months ended December 31, 2011 is as follows:

	Number of Restricted Shares	Weighted Average Grant Date Value Fair

Non-vested at March 31, 2011	$38,949	$15.33
Granted	—	—
Vested	(8,400)	$31.20
Forfeited	—	—

Non-vested at December 31, 2011	$30,549	$10.97

(11)	Bank-Owned Life Insurance

The Bank follows ASC 325 Investments – Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $7.2 million at December 31, 2011.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are to be applied prospectively. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-10, Property, Plant, and Equipment (Topic 360): De-recognition of in Substance Real Estate – a Scope Clarification. Under the amendments in this update, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. The amendments are to be applied prospectively to deconsolidation events occurring after the effective date. The amendments are effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Under the amendments in this update, entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by the amendment retrospectively for all comparative periods presented. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this update is to allow the FASB to reconsider whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in as single continuous financial statement or in two separate but consecutive financial statements. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

The only assets of the Company recorded at fair value on a recurring basis at December 31, 2011 and March 31, 2011 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at December 31, 2011 and March 31, 2011 were collateral dependent loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the values of such securities and loans:

At December 31, 2011	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total

Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$28,088	$—	$28,088
Single issuer trust preferred securities issued by financial institutions	1,040	—	—	1,040
Perpetual preferred stock issued by financial institutions	814	1,960	—	2,774
Common stock	3,367	—	—	3,367
Assets measured at estimated fair value on a nonrecurring basis:
Impaired loans:
CRE	—	—	3,541	3,541
Residential	—	—	965	965
OREO	—	—	320	320

At March 31, 2011	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$18,823	$—	$18,823
Single issuer trust preferred securities issued by financial institutions	1,049	—	—	1,049
Perpetual preferred stock issued by financial institutions	2,063	1,122	—	3,185
Common stock	2,128	—	—	2,128
Assets measured at estimated fair value on a nonrecurring basis:
Impaired loans:
CRE	—	—	4,566	4,566
Residential	—	—	433	433
OREO	—	—	132	132

There were no Level 3 securities at December 31, 2011 or March 31, 2011. The Company did not have any sales, purchases or transfers of Level 3 available for sale securities during the quarter ended December 31, 2011.

At December 31, 2011, the fair value of one government sponsored enterprise preferred stock amounting to $36 thousand was measured using Level 1 inputs in comparison to March 31, 2011, at which time the security had a fair value of $46 thousand and was measured using Level 2 inputs. The transfer from Level 2 to Level 1 was primarily the result of increased trading volume of the security at and around December 31, 2011. The fair value as of December 31, 2011 was determined using actual trades of the exact security, whereas the fair value as of March 31, 2011 was determined by matrix pricing models based upon comparable securities. At December 31, 2011, the fair value of one financial institution preferred stock amounting to $1.1 million was measured using Level 2 inputs in comparison to March 31, 2011, at which time the security had a fair value of $1.1 million and was measured using Level 1 inputs. The transfer from Level 1 to Level 2 was primarily the result of decreased trading volume of the security at and around December 31, 2011. The fair value as of December 31, 2011 was determined by matrix pricing models based upon comparable securities, whereas the fair value as of December 31, 2011 was determined using actual trades of the exact security. There were no other transfers of Level 1 or Level 2 securities during the nine months ended December 31, 2011.

Management utilizes a fair value measurement to determine the allocated allowance for collateral dependent impaired loans on a periodic basis in periods subsequent to its initial recognition. At December 31, 2011, impaired loans measured at estimated fair value using Level 3 inputs amounted to $4.5 million, which represents ten customer relationships, compared to ten customer relationships which totaled $5.0 million at March 31, 2011. There were no impaired loans measured at estimated fair value using Level 2 inputs at December 31, 2011 or March 31, 2011. Level 3 inputs utilized to determine the estimated fair value of the impaired loan relationships at December 31, 2011 and March 31, 2011 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.

OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, fair appraised values of the collateral, or management’s estimation of the value of the collateral. During the nine months ended December 31, 2011, OREO increased by $188 thousand as the Bank foreclosed upon one parcel of residential property with an estimated value less selling costs of $55 thousand, and recorded a residential in-substance foreclosure of $133 thousand. As of December 31, 2011, the Company had three residential parcels of OREO which totaled $320 thousand.

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

Investment Securities Available for Sale - Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period. Available for sale securities are recorded at fair value on a recurring basis.

Loans and Loans Held for Sale - The fair values of loans are estimated using discounted cash flow analysis, using interest rates, estimated using local market data, of which loans with similar terms would be made to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. The fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that the Bank believes to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits.

Accrued Interest Receivable - The carrying amount reported in the balance sheet for accrued interest receivable approximates its fair value due to the short maturity of these accounts.

Stock in FHLBB - The carrying amount reported in the balance sheet for FHLBB stock approximates its fair value based on the redemption features of the stock.

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

Advances from FHLBB - Fair values of non-callable advances from the FHLBB are estimated based on the discounted cash flows of scheduled future payments using the respective quarter-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLBB are estimated using indicative pricing provided by the FHLBB.

Subordinated Debentures - The fair value of one subordinated debenture totaling $5.2 million whose interest rate is adjustable quarterly is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.

Short-Term Borrowings, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable - The carrying values reported in the balance sheet for short-term borrowings, advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.

Off-Balance Sheet Instruments - Fair values of the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements. The fair value of off-balance-sheet instruments was not significant at December 31, 2011 and March 31, 2011.

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	December 31, 2011		March 31, 2011
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets
Cash and due from banks	$4,566	$4,566	$3,728	$3,728
Short-term investments	32,494	32,494	37,190	37,190
Investment securities available for sale	35,269	35,269	25,185	25,185
Loans held for sale	221	221	—	—
Net loans	416,872	429,124	390,325	394,475
Stock in FHLB of Boston	8,518	8,518	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,378	1,378	1,496	1,496

Liabilities
Deposits	$332,709	$332,206	$309,077	$300,875
Advances from FHLB of Boston	117,260	127,996	117,351	125,314
Subordinated debentures	11,341	8,899	11,341	8,651
Advance payments by borrowers for taxes and insurance	2,276	2,276	1,387	1,387
Accrued interest payable	398	398	397	397

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

The Company subsequently repurchased the Warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million. For additional information, see Note 15.

(15)	U.S. Treasury Department Small Business Lending Fund

On August 25, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Department of the Treasury (the “Secretary”), pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Series A Preferred Stock issued under the TARP Capital Purchase Program.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, payable quarterly, on each January 1, April 1, July 1 and October 1, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Company’s wholly owned subsidiary Central Co-operative Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at five percent (5%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). In addition, beginning on January 1, 2014, and on all Series B Preferred Stock dividend payment dates thereafter ending on April 1, 2016, the Company will be required to pay to the Secretary, on each share of Series B Preferred Stock, but only out of assets legally available therefore, a fee equal to 0.5% of the liquidation amount per share of Series B Preferred Stock.

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

The following is a discussion and analysis of the Company’s results of operations for the three and nine months ended December 31, 2011 as compared to the three and nine months December 31, 2010 and its financial condition at December 31, 2011 compared to March 31, 2011. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

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

In developing ASC 450 reserve levels, recent regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At December 31, 2011, the commercial real estate concentration ratio was 296%, compared to a ratio of 330% at March 31, 2011 and 466% at March 31, 2010.

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

During the nine months ended December 31, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies and charge-offs and recoveries for commercial real estate loans. As a result of those changes and adjustments made by management for trends in recent historical losses, the impact to the allowance for loan losses were increases in ASC 450 reserves of 444 thousand for those loan types.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at December 31, 2011.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At December 31, 2011 and March 31, 2011, the reserve for unfunded commitments was not significant.

Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of December 31, 2011, loans held for sale totaled $221 thousand compared to $0 at March 31, 2011.

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. At December 31, 2011, the fair value of forward loan sale commitments was not material.

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

Accounting for Goodwill and Impairment. ASC 350, “Intangibles – Goodwill and Other Intangibles” (“ASC 350”), addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2011 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. During the December 31, 2011 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No facts or circumstances have arisen after the Company’s impairment testing date to warrant an interim analysis.

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

Fair Value of Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At December 31, 2011, all of the Bank’s investment securities were classified as available for sale.

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

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of December 31, 2011, 49,880 shares remained available for issue under the Incentive Plan, of which 9,880 were available to be issued in the form of stock grants.

Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the quarter and nine months ended December 31, 2011.

Comparison of Financial Condition at December 31, 2011 and March 31, 2011

Total assets were $521.3 million at December 31, 2011 compared to $487.6 million at March 31, 2011, representing an increase of $33.7 million, or 6.9%. The increase in total assets reflected strategic actions taken by management to reduce risk, which included increasing the residential loan portfolio by $54.9 million and continuing to de-emphasize commercial real estate lending in accordance with the Company’s business plan. Total loans (excluding loans held for sale) were $420.9 million at December 31, 2011, compared to $394.2 million at March 31, 2011, representing an increase of $26.7 million, or 6.8%. This increase was primarily due to increases in residential and home equity loans of $53.9 million and $173 thousand, respectively, offset by decreases in commercial real estate loans of $27.0 million. Residential and home equity loans increased from $191.6 million at March 31, 2011 to $245.7 million at December 31, 2011. Commercial and industrial loans decreased from $2.1 million at March 31, 2011 to $1.2 million at December 31, 2011 primarily due to the scheduled repayments of principal. Management’s efforts to reduce the levels of commercial real estate and land and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and land and construction loans divided by the Bank’s risk-based capital. At December 31, 2011 the commercial real estate concentration ratio was 296%, compared to a ratio of 330% at March 31, 2011.

The allowance for loan losses totaled $4.1 million at December 31, 2011 compared to $3.9 million at March 31, 2011, representing a net increase of $191 thousand, or 4.9%. This net increase was primarily due to a provision of $1.1 million for the nine months ended December 31, 2011 resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both December 31, 2011 and March 31, 2011. See “Comparison of Operating Results for the Quarters Ended December 31, 2011 and 2010–Provision for Loan Losses.”

Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the nine months ended December 31, 2011 should be retained in the Bank’s portfolio rather than being sold in the secondary market. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.

Cash and cash equivalents totaled $37.1 million at December 31, 2011 compared to $40.9 million at March 31, 2011, representing a decrease of $3.9 million, or 9.4%. During the nine months ended December 31, 2011, proceeds from cash and cash equivalents, commercial real estate payoffs and increases in certificates of deposit were generally utilized to fund the growth in the residential loan portfolio.

Investment securities totaled $45.4 million at December 31, 2011 compared to $35.3 million at March 31, 2011, representing an increase of $10.1 million, or 28.6%. The increase in investment securities is primarily due to the purchase of $18.6 million in mortgage-backed securities and $2.4 million in common stock, offset by the sale of $6.2 million in mortgage-backed securities, the repayment of $3.6 million of principal on mortgage-backed securities and a net decrease of $725 thousand in the fair value of available for sale securities. Stock in the Federal Home Loan Bank of Boston totaled $8.5 million at both December 31, 2011 and March 31, 2011.

Banking premises and equipment, net, totaled $2.7 million at December 31, 2011 and March 31, 2011, respectively.

Other real estate owned totaled $320 thousand at December 31, 2011 compared to $132 thousand at March 31, 2011 as two new residential properties were added.

Deferred tax asset totaled $3.9 million at December 31, 2011 compared to $3.6 million at March 31, 2011.

The cash surrender value of a bank-owned life insurance policy on one executive is carried as an asset titled “Bank-Owned Life Insurance” and totaled approximately $7.2 million at December 31, 2011 compared to $7.0 million at March 31, 2011.

Total deposits amounted to $332.7 million at December 31, 2011 compared to $309.1 million at March 31, 2011, representing an increase of $23.6 million, or 7.6%. The increase was a result of the combined effect of a $26.0 million increase in certificates of deposit and a net decrease in core deposits of $2.4 million (consisting of all non-certificate accounts). Certificate of deposit growth for the nine months ended December 31, 2011 included

$24.2 million obtained through a non-broker listing service. During the nine months ended December 31, 2011, management utilized increases in deposits to fund residential loan portfolio growth in an effort to reduce risk in accordance with the Company’s business plan.

FHLBB advances amounted to $117.3 million at both December 31, 2011 and March 31, 2011.

Included in other liabilities at December 31, 2011 is $10.4 million which represents purchases of available for sale mortgage-backed securities which had December 2011 trade dates and January 2012 settlement dates.

The net decrease in stockholders’ equity from $47.1 million at March 31, 2011 to $44.8 million at December 31, 2011 was primarily due to a $2.5 million negotiated repurchase on October 19, 2011 of the warrant associated with the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program. Other items contributing to the net decrease in stockholders’ equity during the period were a $450 thousand decrease in other comprehensive income due to an overall decrease in the market value of available for sale securities and $676 thousand of dividends paid to common and preferred stockholders, partially offset by net income of $800 thousand and stock-based compensation of $575 thousand.

Comparison of Operating Results for the Quarters Ended December 31, 2011 and 2010

Net income available to common shareholders for the quarter ended December 31, 2011 was $231 thousand, or $0.15 per diluted common share, as compared to net income available to common shareholders of $191 thousand, or $0.12 per diluted common share, for the comparable prior year quarter. The increase was primarily due to a decrease in net interest and dividend income of $156 thousand, an $86 decrease in non-interest income and a $58 thousand decrease in non-interest expenses. Additionally, for each of the quarters ended December 31, 2011 and 2010 net income available to common shareholders was reduced by $125 thousand for allocated dividends paid to preferred shareholders and accretion of the discount related to the Company’s December 2008 sale of $10.0 million of Series A Preferred Stock and a warrant to purchase 234,732 shares of the Company’s common stock pursuant to the TARP Capital Purchase Program. Using the $10.0 million in proceeds it received from 10,000 shares issued in Series B Preferred stock to the Treasury Department through the Company’s participation in the SBLF program, on August 25, 2011, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock for a redemption price of $10,013,889, which amount includes accrued but unpaid dividends. The Company subsequently repurchased the warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million.

Interest and Dividend Income. Interest and dividend income decreased by $422 thousand, or 6.8%, to $5.8 million for the quarter ended December 31, 2011 as compared to $6.2 million for the same period of 2010. During the quarter ended December 31, 2011, the yield on interest-earning assets decreased by 25 basis points primarily due to a 52 basis point reduction in the yield on mortgage loans, partially offset by a 20 basis point decrease in the cost of interest bearing liabilities. The average balance of commercial real estate loans decreased by $40.1 million, from $217.4 million for the quarter ended December 31, 2010 to $177.3 million for the quarter ended December 31, 2011.

Interest Expense. Interest expense decreased by $266 thousand, or 13.8%, to $1.7 million for the quarter ended December 31, 2011 as compared to $1.9 million for the same period of 2010 primarily due to decreases in the average rates paid on deposits and FHLBB borrowings. The cost of deposits decreased by 19 basis points from 0.79% for the quarter ended December 31, 2010 to 0.60% for the quarter ended December 31, 2011, as some higher-cost certificates of deposit were either not renewed or were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $133.4 million for the quarter ended December 31, 2011, compared to $126.7 million for the same period in 2010, an increase of $6.7 million. The average balance of lower-cost non-maturity deposits decreased by $8.8 million to $153.9 million for the quarter ended December 31, 2011, as compared to an average balance of $162.7 million for the same period of 2010. The average balance of FHLBB borrowings decreased by $10.9 million, from $128.1 million for the quarter ended December 31, 2010 to $117.3 million for the quarter ended December 31, 2011. The average cost of these borrowings declined as management utilized short-term investments to fund a maturing, relatively higher-rate advance during the quarter ended December 31, 2010.

The following table presents average balances and average rates earned/paid by the Company for the three months ended December 31, 2011 compared to the three months ended December 31, 2010:

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Mortgage loans	$427,631	$5,343	5.00%	$416,517	$5,746	5.52%
Other loans	1,658	21	5.07	3,955	49	4.96
Investment securities	27,296	379	5.55	28,333	365	5.15
Federal Home Loan Bank Stock	8,518	6	0.28	8,518	—	—
Short-term investments	23,992	15	0.25	41,606	27	0.26

Total interest-earning assets	489,095	5,764	4.71	498,929	6,187	4.96

Allowance for loan losses	(4,102)			(3,733)
Noninterest-earning assets	25,942			27,624

Total Assets	$510,935			$522,820

Interest-bearing liabilities
Deposits	$287,327	429	0.60	$289,535	573	0.79
Advances from FHLB of Boston	117,274	1,102	3.76	128,134	1,226	3.83
Other borrowings	11,341	141	4.97	11,341	140	4.94

Total interest-bearing liabilities	415,942	1,672	1.61	429,010	1,939	1.81

Noninterest-bearing liabilities	49,761			47,332

Total liabilities	465,703			476,342

Stockholders’ equity	45,232			46,478

Total liabilities and stockholders’ equity	$510,935			$522,820

Net interest and dividend income		$4,092			$4,248

Net interest spread			3.10%			3.15%

Net interest margin			3.35%			3.41%

Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended December 31, 2011 and 2010, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the quarter ended December 31, 2011, management increased the ASC 450 loss factors related to changes in value of collateral for residential loans and trends in charge-offs and recoveries for residential condominiums and commercial real estate loans. As a result of those changes and adjustments made by management for trends in recent historical losses, the impact to the allowance for loan losses were increases in ASC 450 reserves of $295 thousand for those loan types. Management made no changes to ASC 450 loss factors during the quarter ended December 31, 2010. Based on these analyses, a provision for loan losses of $300 thousand was recorded during the quarters ended December 31, 2011 and December 31, 2010 respectively.

Management gives high priority to monitoring and managing the Company’s asset quality. At December 31, 2011, nonperforming loans totaled $9.8 million as compared to $9.6 million on March 31, 2011. All twenty three of the loans included in this category at December 31, 2011 are secured by real estate collateral that is predominantly located in the Bank’s market area.

Noninterest Income. Noninterest income totaled $466 thousand for the quarter ended December 31, 2011 compared to $552 thousand for the quarter ended December 31, 2010. The decrease of $86 thousand was primarily due to a net decrease in securities related income of $61 thousand, as an other than temporary impairment write-down was taken on one available for sale equity security of $47 thousand during the current period compared to a write-down of $9 thousand on one available for sale equity security the quarter ended December 31, 2010. Additionally, gains on the sale of securities totaled $0 during the quarter ended December 31, 2011 compared to $22 thousand during the same period of 2010. Other items contributing to the overall decrease in non-interest income were decreases in deposit service charges of $411 thousand and gains on the sales of loans of $6 thousand.

Noninterest Expenses. Noninterest expenses decreased by $58 thousand, or 1.5%, to $3.8 million for the quarter ended December 31, 2011 as compared to $3.8 million for the quarter ended December 31, 2010 that was primarily a result of a $34 thousand decrease in salaries and benefits due to lower costs of loan originations, a $23 thousand decrease in data processing costs and a $15 thousand decrease in occupancy and equipment expenses, partially offset by a $14 thousand increase in other expense and a $10 thousand increase in foreclosure and collection expenses.

Salaries and employee benefits decreased by $34 thousand, or 1.5%, to $2.3 million during the quarter ended December 31, 2011 as compared to $2.3 million during the quarter ended December 31, 2010 primarily due to decreases of $75 in the costs of loan originations, $45 thousand decrease in incentive based compensation, and $38 thousand decrease in stock based compensation, partially offset by increase of $89 thousand for staffing increases, $29 thousand in contract labor costs, and $25 thousand in employee related benefits.

FDIC deposit insurance premiums decreased by $33 thousand to $106 thousand during the quarter ended December 31, 2011 compared to $139 thousand during the same quarter of 2010 due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.

Advertising and marketing expenses decreased by $4 thousand to $20 thousand during the quarter ended December 31, 2011 as compared to $24 thousand during the same period of 2010 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.

Office occupancy and equipment expenses decreased by $15 thousand, or 2.9% to $508 thousand for the quarter ended December 31, 2011 as compared to $523 thousand during the same period of 2010.

Data processing fees decreased by $23 thousand, or 10.8%, to $189 thousand during the quarter ended December 31, 2011 as compared to $212 thousand during the same period of 2010 due to decreases in certain processing costs.

Professional fees decreased by $5 thousand, or 2%, to $228 thousand during the quarter ended December 31, 2011 as compared to $233 thousand during the same period of 2010 primarily due to decreases in loan workout-related expenses and contract labor costs, partially offset by higher legal fees.

Other expenses increased by $56 thousand, or 13.9%, to $458 thousand during the quarter ended December 31, 2011 as compared to $402 thousand during the quarter ended December 31, 2010 primarily as a result of an increase in telephone expenses of $28 thousand, a $15 thousand increase in directors’ fees and a $11 thousand increase for customer check printing costs, partially offset by a $9 thousand decrease in office supplies and a $5 thousand decrease in bank policy losses.

Income Taxes. The effective income tax rate for the quarter ended December 31, 2011 was 26.68%, compared to an effective income tax rate of 48.8% for the same quarter in 2010. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.

Comparison of Operating Results for the Nine Months Ended December 31, 2011 and 2010

Net income available to common shareholders for the nine months ended December 31, 2011 was $64 thousand, or $0.04 per diluted share, as compared to net income of $1.0 million, or $0.64 per diluted share, during the nine months ended December 31, 2010. Items primarily affecting the Company’s earnings for the nine months ended December 31, 2011 when compared to the nine months ended December 31, 2010 was a 50 basis point reduction in the yield on mortgage loans, partially offset by a 28 basis point decrease in the average cost of interest bearing liabilities; and an increase in noninterest expenses of $418 thousand. Noninterest expenses increased primarily due to increases in salaries and benefits of $529 thousand and other expenses of $68 thousand, partially offset by decreases in data processing costs of $50 thousand and marketing expenses of $18 thousand. Additionally, for each of the nine months ended December 31, 2011 and 2010 net income was reduced by $375 thousand for allocated dividends to preferred shareholders related to the Company’s December 2008 sale of $10.0 million of preferred stock and warrant to purchase common stock to the U.S. Treasury Department as a participant in the federal government’s TARP Capital Purchase Program. On August 25, 2011, using the $10 million in proceeds it received from issued 10,000 shares in Series B Preferred stock to the Treasury Department through the Company’s participation in the SBLF program, the Company redeemed all 10,000 outstanding shares of its Series A Preferred Stock for a redemption price of $10,013,889, which amount included accrued but unpaid dividends. This transaction also resulted in the Company recording a deemed dividend of $299 thousand which further reduced net income available to common shareholders during the nine months ended December 31, 2011. The Company subsequently repurchased the warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.525 million.

Interest and Dividend Income. Interest and dividend income decreased by $2.4 million, or 12.4%, to $17.2 million for the nine months ended December 31, 2011 compared to $19.6 million for the same period of 2010 primarily due to decreases in the average yields and average loan balances. The average balance of loans decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans.

Interest Expense. Interest expense decreased by $1.3 million, or 20.4%, to $4.9 million for the nine months ended December 31, 2011 compared to $6.2 million for the same period of 2010. The cost of deposits decreased by 21 basis points from 0.90% during the quarter ended December 31, 2010 to 0.59% during the quarter ended December 31, 2011, as some higher-cost certificates of deposit were replaced by lower-costing deposits. The average balance of certificates of deposit totaled $128.5 million during the nine months ended December 31, 2010, compared to $122.5 million for the same period in 2011, a decline of $6 million. The average balance of lower-costing non-maturity deposits decreased by $7.9 million to $155.6 million for the nine months ended December 31, 2011, as compared to an average balance of $163.5 million for the same period of 2010. The average balance of FHLBB borrowings decreased by $14.8 million, from $132.1 million during the nine months ended December 31, 2010 to $117.3 million for the same period of 2011. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of other borrowings decreased as a portion of these borrowings are adjustable and the average rate paid for the nine months ended December 31, 2011 was 4.91%, compared to an average rate of 4.94% during the same period of 2010.

The following table presents average balances and average rates earned/paid by the Company for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010:

	Nine Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
		(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$419,139	$16,143	5.14%	$435,555	$18,423	5.64%
Other loans	2,173	90	5.52	4,392	183	5.56
Investment securities	28,750	913	4.23	30,654	984	4.28
Federal Home Loan Bank Stock	8,518	19	0.30	8,518	—	—
Short-term investments	22,043	39	0.24	24,685	47	0.25

Total interest-earning assets	480,623	17,204	4.77	503,804	19,637	5.20

Allowance for loan losses	(4,204)			(3,427)
Noninterest-earning assets	24.429			27,380

Total assets	$500,848			$527,757

Interest-bearing liabilities:
Deposits	$278,137	1,238	.59	$292,069	1,962	.90
Advances from FHLB of Boston	117,302	3,295	3.75	132,084	3,837	3.87
Other borrowings	11,341	418	4.91	11,341	420	4.94

Total interest-bearing liabilities	406,780	4,951	1.62	435,494	6,219	1.90

Noninterest-bearing liabilities	47,461			46,363

Total liabilities	454,441			481,857

Stockholders’ equity	46,407			45,900

Total liabilities and stockholders’ equity	$500,848			$527,757

Net interest and dividend income		$12,253			$13,418

Net interest spread			3.15%			3.30%

Net interest margin			3.40%			3.55%

Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the nine-month periods ended December 31, 2011 and 2010, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the nine months ended December 31, 2011, management increased the ASC 450 loss factors related to economic conditions for all loan types, changes in collateral values for residential loans, and trends in delinquencies and charge-offs and recoveries for commercial real estate loans. As a result of those changes and adjustments made by management for trends in recent historical losses, the impact to the allowance for loan losses were increases in ASC 450 reserves of 444 thousand for those loan types. During the nine months ended December 31, 2010, management increased the ASC 450 loss factors related to trends in delinquent and impaired loans for residential real estate, commercial real estate, and commercial and industrial loans, and increased loss factors related to national and local economic conditions for commercial real estate and commercial and industrial loans. As a result of the aforementioned ASC 450 factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of $35 thousand for residential loans, $51 thousand for CRE loans, and $1 thousand for commercial and industrial loans. Based on these analyses, the Company recorded a provision of $1.1 million for the nine months ended December 31, 2011 compared to a provision for loan losses of $900 thousand during the corresponding 2010 period.

Management continues to give high priority to monitoring and managing the Company’s asset quality. At December 31, 2011, nonperforming loans totaled $9.8 million as compared to $9.6 million at March 31, 2011. Of the twenty three loans constituting this category at December 31, 2011, all are secured by real estate collateral that is predominantly located in the Bank’s market area.

Noninterest Income. Noninterest income increased by $498 thousand from $1.4 million during the nine months ended December 31, 2010 to $1.9 million during the nine months ended December 31, 2011. The increase was primarily due to net gains on the sales and write-downs on investments, which totaled $507 thousand during the nine months ended December 31, 2011 compared to losses of $170 thousand during the prior year period. Partially offsetting the aforementioned increase were decreases in gains on sales of loans of $101 thousand due to decreased loan sale activity, deposit fees of $46 thousand, brokerage income of $23 thousand, and other income of $9 thousand.

Noninterest Expenses. Noninterest expense increased by $418 thousand, or 3.6% to $11.9 million during the nine months ended December 31, 2011 as compared to $11.5 million during the same period of 2010. This increase is due to increases in salaries and other benefits of $529 thousand, a $168 thousand increase in other expenses, and a $9 thousand increase in occupancy and equipment costs, partially offset by a $119 thousand decrease in FDIC insurance premiums, a $103 thousand decrease in other professional fees, a $50 thousand decrease in data processing costs, and a $18 thousand decrease in marketing expenses.

Salaries and employee benefits increased by $529 thousand, or 7.8%, to $7.3 million during the nine months ended December 31, 2011 as compared to $6.8 million during the same period of 2010 primarily due to increases of $368 thousand commissions paid for non-deposit investment product and loan origination and $244 thousand for salaries due to staffing increases.

FDIC deposit insurance premiums decreased by $119 thousand to $307 thousand during the nine months ended December 31, 2011 compared to $426 thousand during the same period of 2010. This decrease was primarily due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.

Advertising and marketing expenses decreased by $18 thousand to $103 thousand during the nine months ended December 31, 2011 as compared to $121 thousand during the same period of 2010 as management strategically decided to deemphasize advertising and marketing efforts.

Office occupancy and equipment expenses increased by $9 thousand, or 0.6%, to $1.6 million during the nine months ended December 31, 2011 as compared to $1.5 million during the same period of 2010 primarily due to decreases in the amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and decreases for other bank building expenses, partially offset by increases in computer/network maintenance costs, maintenance and repairs and security expenses.

Data processing costs decreased by $50 thousand, or 7.9%, to $579 thousand during the nine months ended December 31, 2011 as compared to $629 thousand during the same period of 2010 due to decreases in certain processing costs.

Income Taxes. The effective income tax rate for the nine months ended December 31, 2011 was 27.21%, compared to an effective income tax rate of 37.8% for the same period of 2010. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLBB and funds from operations. The Bank is a voluntary member of the FHLBB and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLBB. At December 31, 2011, the Company had approximately $65.2 million in unused borrowing capacity at the FHLBB. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”) at December 31, 2011. The unused borrowing capacity at the FRB totaled $6.1 million at December 31, 2011.

At December 31, 2011, the Company had commitments to originate loans, unused outstanding lines of credit, undisbursed proceeds of loans totaling $16.1 million, and commitments to sell loans of $15.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2011, the Company believes it has sufficient funds available to meet its current loan commitments.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand that was paid on December 31, 2009). Additionally, to meet bank failure cash flow needs, the FDIC assessed a three-year insurance premium prepayment, which was paid by banks in December 2009 and covers the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during this three-year period. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three-year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and totaled $1.4 million at December 31, 2011.

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At December 31, 2011, the Company had liquid assets of $75 thousand.

The following table sets forth the capital positions of the Company and the Bank at December 31, 2011:

	Actual	Regulatory Threshold For Well Capitalized

Central Bancorp:
Tier 1 Leverage	9.89%	5.0%
Tier 1 Risk-Based Ratio	15.70%	6.0%
Total Risk-Based Ratio	16.92%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	8.87%	5.0%
Tier 1 Risk-Based Ratio	14.06%	6.0%
Total Risk-Based Ratio	15.28%	10.0%

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

For the year ended March 31, 2011 and for the nine months ended December 31, 2011, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011, as filed with the SEC on June 17, 2011. At December 31, 2011, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its securities during the quarter ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC.
Registrant

February 14, 2012	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer
(Principal Executive Officer)

February 14, 2012	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)