Form 10-K
period 2012-03-31
CENTRAL BANCORP INC /MA/
filed 2012-06-19
CIK 1076394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 0-25251

CENTRAL BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3447594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Highland Avenue, Somerville, Massachusetts	02144
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 628-4000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.5 million as of September 30, 2011.

At June 15, 2012, the registrant had 1,690,951 shares of its common stock, $1.00 par value, outstanding.

CENTRAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Note Regarding Forward-Looking Statements

This document, as well as other written communications made from time to time by Central Bancorp, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: the risk that the Company’s strategic initiatives and business plans, including its prospective business combination with Independent Bank Corp., may not be satisfactorily completed or executed, if at all; recent and future bail-out actions by the government; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions.

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

The Bank is headquartered in Somerville, Massachusetts and its operations are conducted through nine full-service office facilities located in Somerville, Arlington, Burlington, Chestnut Hill, Malden, Medford, Melrose and Woburn, Massachusetts, a limited service high school branch in Woburn, Massachusetts, a stand-alone 24-hour automated teller machine (“ATM”) in Somerville, Massachusetts, as well as over the Internet. Each full-service branch office also has a 24-hour ATM. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston and its deposits are insured to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”). Due to issues associated with the recent economic downturn, FDIC deposit insurance costs have increased considerably. See “Regulation and Supervision of the Bank – Insurance of Deposit Accounts” for additional information regarding deposit insurance premiums.

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

Proposed Merger. On April 30, 2012, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent. As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $32.00 in cash or (ii) such number of shares of Independent common stock as determined by the exchange ratio provided for in the Merger Agreement, all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 40% of the aggregate merger consideration must consist of cash and 60% of the aggregate merger consideration must consist of shares of Independent common stock. Following the consummation of the transactions contemplated by the Merger Agreement, the Board of Directors of Independent and Rockland will each consist of its respective directors immediately prior to the merger and John J. Morrissey, a current director of the Company and the Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $750,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $2.2 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the merger is expected to be completed in the fourth quarter of 2012.

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

Lending Activities

The Bank’s lending focus is concentrated in real estate secured transactions, including residential mortgage and home equity loans, commercial mortgage loans and construction loans. For the year ended March 31, 2012, the Bank originated loans totaling $170.7 million. Of the total loans originated during fiscal 2012, $165.7 million, or 97%, were residential mortgage and home equity loans; $3.9 million, or 2%, were commercial real estate loans; and $1.8 million, or 1%, were commercial and industrial, and other loans. During the years ended March 31, 2012 and 2011, the Bank sold $11.1 million and $21.2 million, respectively, of residential mortgage loan originations. The sale of loans in the secondary market allows the Bank to continue to make loans during periods when savings deposit flows decline or funds are not otherwise available for lending purposes and to manage interest rate risk.

The Bank’s loan portfolio increased by $54.7 million, or 13.9%, to $448.9 million at March 31, 2012 from $394.2 million at March 31, 2011. The increase was primarily due to increases in residential real estate loans and decreases in the commercial real estate, land and construction loan portfolios. During fiscal 2012 and 2011, management de-emphasized higher-risk commercial real estate and construction and land lending in accordance with the Company’s business plan. Land and construction loans totaled $937 thousand at March 31, 2012 compared to $456 thousand at March 31 2011. Commercial and industrial loans decreased primarily due to the repayment of such loans. During fiscal 2012 management focused on increasing the residential real estate portfolios as these loans generally have less risk compared to commercial and construction lending

Loan Portfolio Composition. The following table summarizes the composition of the Bank’s loan portfolio by type of loan and the percentage each type represents of the total loan portfolio at the dates indicated:

	At March 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Mortgage loans:
Residential	$270,324	60.22%	$183,157	46.46%	$217,053	47.03%	$183,327	39.80%	$178,727	37.6%
Commercial	167,196	37.25	199,074	50.50	227,938	49.39	249,941	54.25	244,496	51.5
Land and construction	937	0.21	456	0.11	2,722	0.59	14,089	3.06	30,950	6.5
Home equity	8,471	1.89	8,426	2.14	8,817	1.91	7,347	1.59	6,559	1.4

Total mortgage loans	446,928	99.57	391,113	99.21	456,530	98.92	454,704	98.70	460,732	97.0

Other loans:
Commercial and industrial	1,127	0.25	2,212	0.56	4,037	0.88	4,834	1.05	13,173	2.8
Consumer	831	0.18	892	0.23	943	0.20	1,132	0.25	1,037	0.2

Total other loans	1,958	0.43	3,104	0.79	4,980	1.08	5,966	1.30	14,210	3.0

Total loans	448,886	100.0%	394,217	100.0%	461,510	100.0%	460,670	100.0%	474,942	100.0%

Less:
Allowance for loan losses	4,272		3,892		3,038		3,191		3,613

Loans, net	$444,614		$390,325		$458,472		$457,479		$471,329

Loan Portfolio Sensitivity. The following table sets forth certain maturity information as of March 31, 2012 regarding the dollar amount of commercial and industrial loans as well as construction and land loans in the Bank’s portfolio, including scheduled repayments of principal, based on contractual terms to maturity. Demand loans, loans having no schedule of repayments and no stated maturity are reported as due in one year or less.

	Due Within One Year	Due After One Through Five Years	Due After Five Years	Total
	(In Thousands)
Commercial and industrial loans	$583	$456	$88	$1,127
Construction and land loans	568	369	—	937

Total	$1,151	$825	$88	$2,064

Residential Lending. Residential mortgage loans at March 31, 2012 totaled $270.3 million, or 60.2%, of the total loan portfolio. Fixed-rate residential mortgages totaled $234.3 million, or 86.7%, of the residential loan portfolio and adjustable-rate loans totaled $36.0 million, or 13.3%, of the residential loan portfolio.

In recent years the Bank has sought to increase its origination of residential mortgage loans and to generate additional noninterest income via loan sale gains, management regularly assesses the desirability of holding or selling newly-

originated long-term, fixed-rate residential mortgage loans. A number of factors are evaluated to determine whether or not to hold such loans including, current and projected liquidity, current and projected interest rate risk profile, projected growth in other interest-earning assets, e.g., commercial real estate loans, and projected interest rates and economic conditions. During fiscal 2012, the market values in select communities within the Bank’s market area increased but overall the Boston area residential property values decreased approximately 1.3% while they decreased less than 1% during fiscal 2011. The combination of two years of declines in residential values overall reversed what appeared to be a turnaround in the housing market in the bank’s market area.

Also, during fiscal 2012 and 2011, management strategically increased its emphasis on residential lending to reduce credit risk and increase regulatory capital levels. Due to the emphasis on increasing residential lending along with the relatively low interest rate environment, the residential loan portfolio increased by $87.2 million or 47.6% during fiscal 2012 as compared to fiscal 2011.

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

Commercial Real Estate and Construction Lending. The Bank originates permanent commercial mortgages and construction loans on commercial and residential real estate projects. Commercial real estate loans are typically secured by income-producing properties such as apartment buildings, office buildings, industrial buildings and various retail properties and are written with either fixed or adjustable interest rates. Commercial real estate loans with fixed interest rates have terms generally ranging from one to five years while the interest rate on adjustable rate loans is generally set to the five-year FHLB classic advance rate plus a margin of 175 to 300 basis points. As of March 31, 2012, the Bank’s commercial mortgage portfolio totaled $167.2 million and constituted 37.3% of the total loan portfolio, compared to a balance of $199.1 million, or 50.5%, of total loans at March 31, 2011. The decline in the commercial mortgage loan portfolio during fiscal 2012, which totaled $31.9 million, or 16.0%, is attributable to management’s decreased emphasis on this type of lending in the current economic environment.

Commercial real estate loans are generally made for up to 75% of the appraised value of the property. Commercial real estate loans currently offered by the Bank can have amortization periods of up to 20 to 25 years. Title insurance, fire insurance, casualty insurance and flood insurance are required in amounts sufficient to protect the Bank’s interest, where applicable. In some cases, commercial real estate loans are granted in participation with other lenders.

The Bank’s land and construction loans totaled $937 thousand, or 0.21%, of the Bank’s loan portfolio at March 31, 2012, compared to a land and construction loan balance of $456 thousand or 0.11% of total loans at March 31, 2011. The decline in these loans is attributable to management’s decreased emphasis on this type of lending in the current economic environment. Construction loans are generally short-term in nature and have maturities of up to two years. The Bank grants loans to construct residential dwellings and commercial real estate projects. The Bank also originates loans for the construction of single-family homes for resale by professional builders. Construction loans are made for up to 75% of the projected value of the completed property, based on independent appraisals. Funds are disbursed based on a schedule of completed work presented to the Bank and confirmed by physical inspection of the property by a construction consultant and after receipt of title updates.

Home Equity Lines of Credit. The Bank offers home equity lines of credit that are secured by the borrower’s equity in his or her primary residence and may take the form of a first or second mortgage. Equity loans are made in amounts up to 80% of the appraised value less any first mortgage. Payment of interest is required monthly and the rate is adjusted monthly based on changes in the prime rate, as quoted in The Wall Street Journal. Loans are not contingent upon proceeds being used for home improvement. Generally, the loan term is 20 years with interest only due during the first 10 years, and then principal and interest due for the remaining 10 years. The Bank’s home equity loans outstanding totaled $8.5 million, or 1.9% of total loans at March 31, 2012.

Commercial and Industrial, Consumer and Other Loans. The Bank’s commercial and industrial, consumer, and other loans totaled $2.0 million, or 0.44% of the total loan portfolio on March 31, 2012. The commercial and industrial portfolio consists primarily of time, demand and line-of-credit loans to a variety of local small businesses that are generally made on a secured basis. The decrease in commercial and industrial loans in fiscal 2012 was primarily attributable to the repayment of loans. The Bank engages in consumer lending primarily as an accommodation to existing customers.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans and amortization of net deferred loan fees or costs are discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or when a loan becomes contractually past due 90 days with respect to interest or principal. The accrual on some loans, however, may continue even though they are more than 90 days past due if management deems it appropriate, provided that the loans are well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectable as to both principal and interest. For some nonaccrual loans that are generally well-secured, cash interest payments that are received are treated as interest income on cash basis as long as the remaining recorded investment is determined by management to be fully collectible.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Nonperforming loans	$6,451	$8,578	$5,575	$4,617	$9,606
Restructured loans	2,597	1,003	671	150	—

Total nonaccrual loans	9,048	9,581	6,246	4,767	9,606

Real estate acquired by foreclosure or deed in lieu of foreclosure	133	132	60	2,986	—

Total nonperforming assets	$9,181	$9,713	$6,306	$7,753	$9,606

Impaired loans, accruing	$6,686	$7,171	$10,597	$—	$136

Nonperforming loans to total loans	2.02%	2.43%	1.35%	1.03%	2.02%
Nonperforming assets to total assets	1.75%	1.99%	1.16%	1.35%	1.68%

At March 31, 2012, nonperforming assets totaled $9.2 million, or 1.75% of total assets, compared to nonperforming assets of $9.7 million, or 1.99% of total assets, at March 31, 2011. The $532 thousand net decline in nonperforming assets was primarily due to the settlement of two commercial real estate relationships which totaled $3.5 million and the removal of another commercial real estate loan which totaled $769 thousand and was removed from the nonperforming category due to its timely payment performance. Offsetting these reductions were the addition of five commercial real estate relationships which totaled $5.6 million, half of which were less than 30 days past due at March 31, 2012. These nonperforming loans were placed on nonaccrual status due to their declining financial condition or payment performance and are being closely monitored to ensure continued progress in their resolution.

Nonperforming assets increased by $3.4 million, from $6.3 million at March 31, 2010 to $9.7 million at March 31, 2011 primarily due to the addition of three commercial real estate customer relationships which totaled $2.3 million and residential loans which totaled $1.5 million, partially offset by the removal of three loans totaling $400 thousand.

At March 31, 2011, impaired accruing loans totaled $7.2 million and were primarily comprised of a $4.6 million commercial real estate relationship which was restructured in fiscal 2010 and totaled $4.5 million at March 31, 2011, and a $1.4 million commercial real estate loan added during fiscal 2011. The $4.5 million commercial real estate relationship’s TDR was renewed during fiscal 2011 as the customer exercised a six month interest only option. The $1.4 million relationship added during fiscal 2011 was experiencing temporary cash flow difficulties and the restructuring included the advancement of funds to pay past due real estate taxes and six months of interest only payments.

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

Allowance for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate reserve level at the end of each quarter. Management analyzes required reserve allocations for loans considered impaired under Accounting Standards Codification (“ASC”) 310 Receivables (“ASC 310”) and the allocation percentages used when calculating potential losses under ASC 450 Contingencies (“ASC 450”). Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. During fiscal year ended March 31, 2012, a $1.4 million provision was recorded based upon management’s quarterly evaluations of the loan portfolio. Certain loan loss factor ratios were increased during fiscal 2012 due to the continued recessionary economic conditions. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2012. See Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

The following table presents activity in the allowance for loan losses during the years indicated:

	At or For the Years Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Balance at beginning of year	$3,892	$3,038	$3,191	$3,613	$3,881

Provision (benefit)	1,400	1,100	600	2,125	(70)

Charge-offs:
Construction	—	—	—	(2,201)	—
Residential mortgage	(441)	(69)	(250)	(144)	—
Commercial mortgage	(604)	(171)	(469)	(178)	(173)
Other loans	(13)	(10)	(54)	(36)	(76)

Total charge-offs	(1,058)	(250)	(773)	(2,559)	(249)

Recoveries:
Residential mortgage	33	—	—	3	—
Commercial mortgage	—	—	—	—	37
Other loans	5	4	20	9	14

Total recoveries	38	4	20	12	51

Net (charge-offs) recoveries	(1,020)	(246)	(753)	(2,547)	(198)

Balance at end of year	$4,272	$3,892	$3,038	$3,191	$3,613

Average loans outstanding during the year*	$419,303	$424,993	$461,592	$464,288	$462,164
Ratio of net charge-offs to average loans	0.24%	0.06%	0.16%	0.55%	0.04%
Total loans outstanding at end of year	$448,886	$394,217	$461,510	$460,670	$474,942
Ratio of allowance for loan losses to loans at end of year	0.95%	0.99%	0.66%	0.69%	0.76%

* Does not include loans- held- for sale

The allowance for loan losses is available for offsetting credit losses in connection with any loan, but is internally allocated among loan categories as part of the process for evaluating the adequacy of the allowance for loan losses. The following table presents the allocation of the Bank’s allowance for loan losses, by type of loan, at the dates indicated:

	At March 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in Thousands)
Mortgage loans:
Residential	$1,248	60.22%	$771	46.46%	$721	47.03%	$655	39.80%	$520	37.60%
Commercial	2,787	37.25	2,669	50.50	2,023	49.39	1,941	54.25	1,616	51.50
Construction and land loans	33	0.21	14	0.11	14	0.59	406	3.06	1,246	6.50
Home equity	149	1.89	129	2.14	133	1.91	114	1.59	86	1.40

Total mortgage loans	4,217	99.57	3,583	99.21	2,891	98.92	3,116	98.70	3,468	97.00
Other loans	55	0.43	309	0.79	147	1.08	75	1.30	145	3.00

Total	$4,272	100.00%	$3,892	100.00%	$3,038	100.00%	$3,191	100.00%	$3,613	100.00%

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

Investments are classified as “held to maturity,” “available for sale,” or “trading.” Investments classified as trading securities are reported at fair value with unrealized gains and losses included in earnings. Investments classified as available for sale are reported at fair value, with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Securities held to maturity are carried at amortized cost. At March 31, 2012, 2011 and 2010, all of the Bank’s marketable investments were classified as available for sale.

The following table sets forth a summary of the Bank’s investment securities, as well as the percentage such investments comprise of the Bank’s total assets, at the dates indicated:

	At March 31,
	2012	2011	2010
	(Dollars in Thousands)
Corporate bonds	$—	$—	$1,752
Government agency and government sponsored enterprise mortgage-backed securities	31,258	18,823	24,993
Single issuer trust preferred securities issued by financial institutions	1,041	1,049	1,045

Total debt securities	32,299	19,872	27,790
Perpetual preferred stock issued by financial institutions	3,111	3,185	3,255
Common stock	3,650	2,128	3,323

Total investment securities	$39,060	$25,185	$34,368

Percentage of total assets	7.46%	5.16%	6.35%

There were no investment holdings, other than those of the U.S. government and its agencies, for which the Company’s aggregate holding of one issuer exceeded 10% of stockholders’ equity as of March 31, 2012.

The following table sets forth the scheduled maturities, amortized cost, fair values and average yields for the Bank’s debt securities at March 31, 2012:

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Cost	Amortized Cost	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$3	4.46%	$483	3.88%	$1,704	2.76%	$28,263	3.45%	$30,453	$31,258	3.42%
Single issuer trust preferred securities issued by financial institutions	—	—	—		—	—	1,001	7.78	1,001	1,041	7.78

Total	$3		$483		$1,704		$29,264		$31,454	$32,299

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

Deposit Accounts. The following table shows the distribution of the average balance of the Bank’s deposit accounts at the dates indicated and the weighted average rate paid for each category of account for the years indicated:

	Years Ended March 31,
	2012			2011			2010
	Average Balance	Average % of Deposits	Rate Paid	Average Balance	Average % of Deposits	Rate Paid	Average Balance	Average % of Deposits	Rate Paid
	(Dollars in Thousands)
Demand deposit accounts	$43,993	13.52%	—%	$42,534	12.84%	—%	$42,247	12.04%	—%
NOW accounts	29,314	9.01	0.18	28,697	8.66	0.27	27,856	7.93	0.29
Passbook and other savings accounts	57,514	17.67	0.12	54,584	16.48	0.23	51,577	14.69	0.45
Money market deposit accounts	68,686	21.11	0.42	79,089	23.88	0.69	79,583	22.67	1.32
Term deposit certificates	125,884	38.69	1.01	126,326	38.14	1.31	149,814	42.67	2.08

Total deposits	$325,391	100.00%	0.60%	$331,230	100.00%	0.83%	$351,077	100.00%	1.45%

Time Deposits in Excess of $100,000. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of March 31, 2012 (In Thousands):

Maturity Period:
Three months or less	$5,193
Three through six months	10,469
Six through twelve months	10,935
Over twelve months	49,164

Total	$75,761

Borrowings. From time to time, the Bank borrows funds from the FHLB of Boston. All advances from the FHLB of Boston are secured by a blanket lien on residential first mortgage loans, certain investment securities and commercial real estate loans, and all of the Bank’s stock in the FHLB of Boston. At March 31, 2012, the Bank had advances outstanding from the FHLB of Boston of $117.2 million and unused borrowing capacity, based on available collateral, of approximately $84 million. Proceeds from these advances were primarily used to fund the Bank’s loan growth. Additional sources of borrowed funds include The Co-operative Central Bank Reserve Fund, the Federal Reserve Bank, and a line of credit with a correspondent bank.

The following table sets forth certain information regarding borrowings from the FHLB of Boston, including short-term FHLB of Boston borrowings under a line of credit, at the dates and for the periods indicated:

	At or for the Years Ended March 31,
	2012	2011	2010
	(Dollars in Thousands)
Amounts outstanding at end of period	$117,228	$117,351	$143,469
Weighted average rate at end of period	3.68%	3.68%	3.98%
Maximum amount of borrowings outstanding at any month end	$117,351	$139,460	$161,509
Approximate average amounts outstanding at any month end	$117,287	$129,505	$146,210
Approximate weighted average rate during the year	3.74%	3.83%	4.43%

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

The Company subsequently repurchased the Warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.5 million. For additional information, see Note 13 to the Company’s consolidated financial statements included in this annual report.

U.S. Treasury Department Small Business Lending Fund

On August 25, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Department of the Treasury, pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Series A Preferred Stock issued under the TARP Capital Purchase Program. For additional information, see Note 14 to the Company’s consolidated financial statements included in this annual report.

Subsidiaries

In September 2004, the Company established Central Bancorp Capital Trust I (the “Trust”), a Delaware statutory trust. The Trust issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. The Trust used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rates on the Trust I Debentures and trust preferred securities are variable and adjustable quarterly at 2.44% over the three month LIBOR. At March 31, 2012, the interest rate was 2.91%.

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

Regulatory Reform – The Dodd-Frank Act

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

Capital Requirements. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Regulation and Supervision of the Bank – Capital Requirements.”

Dividends. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions are believed to constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or worse.” See “Regulation and Supervision of the Bank – Prompt Corrective Regulatory Action.”

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to report on our assessment of the effectiveness of our internal controls over financial reporting during the fiscal year ending March 31, 2012 in this annual report on Form 10-K. We have performed reviews regarding our internal controls over financial reporting during the fiscal year ended March 31, 2012, and we believe that such internal controls are adequate. The Company is currently considered a smaller reporting company with the SEC and is not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 requirements regarding external auditor attestation of internal controls over financial reporting.

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

Massachusetts State Law. As a Massachusetts-chartered co-operative bank, the Bank is subject to the applicable provisions of Massachusetts law and the regulations of the Commissioner. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination and reporting requirements by and of the Commissioner. Certain powers granted under Massachusetts law may be constrained by federal regulation. In addition, the Bank is required to make periodic reports to the Co-operative Central Bank. The approval of the Commissioner is required prior to any merger or consolidation, or the establishment or relocation of any branch office. Massachusetts co-operative banks are subject to the enforcement authority of the Commissioner who may suspend or remove directors or officers, issue cease and desist orders and appoint conservators or receivers in appropriate circumstances. Co-operative banks are required to pay fees and assessments to the Commissioner to fund that office’s operations. The cost of state examination fees and assessments for the fiscal year ended March 31, 2012 totaled $52 thousand.

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

At March 31, 2012, the Bank’s ratio of Tier 1 capital to average assets was 8.81%, its ratio of Tier 1 capital to risk-weighted assets was 13.53% and its ratio of total risk-based capital to risk-weighted assets was 14.83%.

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

Under FDIC regulations, the Bank is prohibited from making any capital distributions if, after making the distribution, the Bank would be “undercapitalized” within the meaning of the Prompt Corrective Action regulations. See “Regulation and Supervision of the Bank – Prompt Corrective Regulatory Action.”

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ended March 31, 2012 averaged 8 basis points of average consolidated total assets.

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

	Well Capitalized	Adequately Capitalized		Undercapitalized		Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more		Less than 8.0%		Less than 6.0%
Tier 1 risk-based capital ratio	6.0% or more	4.0% or more		Less than 4.0%		Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more	*	Less than 4.0%	*	Less than 3.0%

*	3.0% if the institution has a composite 1 CAMELS rating.

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

Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $71.0 million less an exemption of $11.5 million (which may be adjusted annually by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $71.0 million, the reserve requirement is 10% (which may be adjusted annually by the Federal Reserve Board between 8% and 14%) of the portion in excess of $11.5 million. The Bank is in compliance with these requirements.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “Satisfactory”.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions, and provide funds for certain other purposes including affordable housing programs. The Bank, as a member of the Federal Home Loan Bank of Boston (“FHLB of Boston”), is required to acquire and hold shares of capital stock in the FHLB of Boston. The Bank was in compliance with this requirement with an investment in FHLB of Boston stock at March 31, 2012 of $8.2 million.

During February 2012, the FHLB of Boston declared a dividend based upon average stock outstanding for the fourth quarter of 2011. The FHLB of Boston’s board of directors anticipates that it will continue to declare modest cash dividends through 2012, but cautioned that adverse events such as negative trend in credit losses on the Federal Home Loan Bank of Boston’s private label mortgage backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan.

For the years ended March 31, 2012, 2011 and 2010, cash dividends from the Federal Home Loan Bank of Boston to the Bank amounted to $29 thousand, $6 thousand and $0 respectively. Further, there can be no assurance that the impact of economic events or recent or future legislation on the Federal Home Loan Banks will not also cause a decrease in the value of the Federal Home Loan Bank stock held by the Bank.

Employees

At March 31, 2012, the Company and the Bank employed 89 full-time and 33 part-time employees. The Company’s and Bank’s employees are not represented by any collective bargaining agreement. Management of the Company and Bank considers its relations with its employees to be good.

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

Our pending merger with Independent is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the merger does not occur, it could have a material and adverse affect on our business, results of operations and our stock price.

On April 30, 2012, the Company entered into the Merger Agreement and related agreements with Independent and Rockland, pursuant to which (i) the Company would be merged with and into Independent, (ii) the Bank would be merged with and into Rockland and (iii) each share of the Company’s common stock would be converted into the right to receive either (i) $32.00 in cash or (ii) such number of shares of Independent common stock as determined by the exchange ratio provided for in the Merger Agreement. Consummation of the merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the merger by the holders of at least two-thirds of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals, without significant adverse or burdensome conditions; and (iii) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the merger.

As a result of the pending merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of Independent; (ii) the restrictions and limitations on the conduct of the Company’s business pending the merger may disrupt or otherwise adversely affect its business and our relationships with its customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the merger will become effective. If the merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company’s shareholders will not receive the consideration which

Independent has agreed to pay; (ii) the Company’s stock price may decline significantly; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay Independent a termination fee of $2.2 million

Our nonresidential real estate, land and construction lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering nonresidential real estate and construction loans in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to four-family residential mortgage loans. At March 31, 2012, nonresidential real estate and land loans totaled $168.1 million, which represented 37.5% of total loans. If we increase the level of our nonresidential real estate and construction and land loans, we will increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four-family residential mortgage loans.

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

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

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

A significant amount of the Company’s loans are concentrated in the Bank’s geographic footprint and adverse conditions in this area could negatively impact operations.

With most of our loans concentrated in the northern and western suburbs of Boston, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Generally, it appears that the local commercial real estate and residential real estate markets remain weak, although values appear to have stabilized. Breaking down the commercial real estate portfolio into subcategories by property class, prices appreciated 2% during calendar year 2011 for apartments and multi-family properties after experiencing flat values in 2010 and declines in 2008 and 2009. It appears that the values for industrial and office space remained flat in calendar year 2011 after experiencing significant declines in 2009 and 2010. These asset classes represent the majority of the Company’s collateral for its commercial real estate loan portfolio.

Boston area residential property values decreased about 1.3% in calendar year 2011 and less than 1% in calendar year 2010, reversing what had appeared to be a turnaround in the housing market. Housing prices increased slightly during 2009 compared to declines of over 8% during calendar 2008.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment (on September 30, 2009, the Bank paid the first special assessment which totaled $270 thousand). Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 covers the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will total approximately $100 billion during the period, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of the prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009, and it is being amortized monthly over the three year period. This prepaid deposit premium is carried on the balance sheet in the other assets category and amounted to $1.2 million at March 31, 2012. Any additional emergency special assessment imposed by the FDIC will further reduce the Company’s earnings.

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

During fiscal 2006, short-term market interest rates (which we use as a guide to price our deposits) had risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) did not. This “flattening” of the market yield curve existed during fiscal 2007 and for part of 2008 and had a negative impact on our interest rate spread and net interest margin as rates on our deposits repriced upwards faster than the rates on our longer-term loans and investments. For fiscal years 2008, 2009, 2010, 2011 and 2012, our interest rate spread was 2.06%, 2.63%, 2.92%, 3.25%, and 3.10% respectively. In addition, the U.S. Federal Reserve has decreased the federal funds target rate from 5.25% in September 2007 to a rate of 0.25% at March 31, 2012. However, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income.

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

At March 31, 2012, our allowance for loan losses as a percentage of total loans was 0.95%. The FDIC and the Massachusetts Commissioner of Banks periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The Bank owns all its offices, except the Burlington, Malden and Woburn High School branch offices, the stand-alone ATM, the loan center located in Somerville and the branch and operations center located in Medford. Net book value includes the cost of land, buildings and improvements as well as leasehold improvements, net of depreciation and amortization and totaled $2.0 million at March 31, 2012. At March 31, 2012, all of the Bank’s offices were in reasonable condition and met the business needs of the Bank. The following table sets forth the location of the Bank’s offices, as well as certain information relating to these offices as of March 31, 2012:

Office Location	Year Opened		Net Book Value at March 31, 2012

			(In Thousands)
Main Office
399 Highland Avenue Somerville, MA (owned)	1974		$364

Branch Offices:
175 Broadway Arlington, MA (owned)	1982		151

85 Wilmington Road Burlington, MA (leased)	1978	(a)	4

1192 Boylston Street Chestnut Hill (Brookline), MA (owned)	1954		237

137 Pleasant Street Malden, MA (leased)	1975	(b)	23

846 Main Street Melrose, MA (owned)	1994		163

275 Main Street Woburn, MA (owned)	1980		423

198 Lexington Street Woburn, MA (owned)	1974		154

Woburn High School Woburn, MA (leased)	2002	(c)	7

Stand-Alone ATM
94 Highland Avenue Somerville, MA (leased)	2004	(d)	—

Loan Center
401 Highland Avenue Somerville, MA (leased)	2002	(e)	141

Operations Center/Branch Office
270 Mystic Avenue Medford, MA (leased)	2006	(f)	313

(a)	The lease for the Burlington branch expires October 31, 2012 with one five-year renewal option.
(b)	The lease for the Malden branch expires August 31, 2015.
(c)	The lease for the Woburn High School branch is for one year, renewable annually on an automatic basis.
(d)	The lease for the stand-alone ATM expires November 30, 2013 with two three-year renewal options.
(e)	The lease for the Commercial Loan Center expires May 1, 2016 with two five-year renewal options.
(f)	The lease for the combined Medford branch and Operations Center expires February 28, 2016 with two five-year renewal options.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the NASDAQ Global MarketSM under the symbol “CEBK.” At March 31, 2012, there were 1,690,951 shares of the Company’s common stock outstanding and approximately 196 holders of record. The foregoing number of holders does not reflect the number of persons or entities who held the stock in nominee or “street name” through various brokerage firms. In October 1996, the Company established a quarterly cash dividend policy and made its first dividend distribution on November 15, 1996. The Company has paid cash dividends on a quarterly basis since initiating the dividend program.

The following tables list the high and low prices for the Company’s common stock during each quarter of fiscal 2012 and fiscal 2011 as reported by NASDAQ, and the amounts and payable dates of the cash dividends paid during each quarter of fiscal 2012 and fiscal 2011. The stock quotations constitute interdealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Common Stock Prices			Cash Dividends (payable dates)
Fiscal 2012	High	Low	Fiscal 2012	Amount
June 30, 2011	$20.88	$17.11	May 20, 2011	$0.05
September 30, 2011	20.85	16.02	August 19, 2011	0.05
December 31, 2011	19.45	16.05	November 18, 2011	0.05
March 31, 2012	18.83	17.20	February 17, 2012	0.05

Fiscal 2011	High	Low	Fiscal 2011	Amount
June 30, 2010	$11.51	$8.56	May 21, 2010	$0.05
September 30, 2010	14.17	9.80	August 20, 2010	0.05
December 31, 2010	15.30	12.43	November 19, 2010	0.05
March 31, 2011	20.00	13.50	February 18, 2011	0.05

The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal year 2012.

Item 6.    Selected Financial Data

The Company has derived the following selected consolidated financial and other data in part from its Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report on Form 10-K:

	At or for the Year Ended March 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands, Except Share and Per Share Data)
Balance Sheet

Total assets	$523,572	$487,625	$542,444	$575,827	$571,245
Total loans	448,886	394,217	461,510	460,670	474,942
Investments available for sale	39,060	25,185	34,368	35,215	52,960
Deposits	344,534	309,077	339,169	375,074	361,089
Total borrowings	128,569	128,692	154,810	156,938	168,173
Total stockholders’ equity	45,346	47,121	45,113	40,239	38,816

Shares outstanding	1,690,951	1,681,071	1,667,151	1,639,951	1,639,951

Statements of Operations

Net interest and dividend income	$16,103	$17,382	$17,013	$15,862	$13,596
Provision (benefit) for loan losses	1,400	1,100	600	2,125	(70)
Net gain (loss) from sales and write-downs of investment securities	541	136	(465)	(9,796)	645
Net gain on sales of loans	143	251	329	111	158
Other noninterest income	1,642	1,671	1,547	1,640	1,429
Total noninterest expenses	16,087	15,669	15,146	15,159	13,859
Net income (loss)	851	1,725	1,993	(6,205)	1,447
Net (loss) income (attributable) available to common stockholders	(15)	1,105	1,380	(6,403)	1,447
(Loss) earnings per common share – diluted	(0.01)	0.68	0.92	(4.58)	1.07

Selected Ratios

Interest rate spread	3.10%	3.25%	2.92%	2.63%	2.06%
Net yield on interest-earning assets	3.34	3.50	3.21	2.96	2.51
Noninterest expenses to average assets	3.19	3.01	2.73	2.73	2.49
Book equity-to-assets	8.66	9.66	8.32	6.99	6.79
Return on average assets	0.17	0.33	0.36	(1.12)	0.26
Return on average stockholders’ equity	1.84	3.74	4.66	(16.68)	3.76
Dividend payout ratio for common shares	n/a	29.41	21.74	n/a	67.29
Book value per common share	$20.92	$22.26	$21.31	$18.76	$23.67
Tangible book value per common share	$19.60	$20.93	$19.97	$17.40	$22.31

n/a means either not applicable or not meaningful

Quarterly Results of Operations (In Thousands, Except Per Share Data)

The following tables summarize the Company’s operating results on a quarterly basis for the years ended March 31, 2012 and 2011:

	2012 (1)
	First	Second	Third	Fourth
Interest and dividend income	$5,583	$5,856	$5,765	$5,516
Interest expense	1,615	1,664	1,673	1,667

Net interest and dividend income	3,968	4,192	4,092	3,849
Provision for loan losses	500	300	300	300
Noninterest income	905	500	466	456
Noninterest expenses	4,045	4,112	3,767	4,163

Income (loss) before income taxes	328	280	491	(158)
Income tax provision (benefit)	92	76	131	(209)

Net income	$236	$204	$360	$51

Net income (loss) available (attributable) to common stockholders	$80	$(247)	$230	$(78)

Earnings (loss) per common share – basic	$0.05	$(0.16)	$0.15	$(0.05)

Earnings (loss) per common share – diluted	$0.05	$(0.16)	$0.15	$(0.05)

	2011 (1)
	First	Second	Third	Fourth
Interest and dividend income	$6,845	$6,605	$6,187	$5,668
Interest expense	2,210	2,070	1,939	1,704

Net interest and dividend income	4,635	4,535	4,248	3,964
Provision for loan losses	300	300	300	200
Noninterest income	528	291	552	686
Noninterest expenses	3,752	3,927	3,825	4,163

Income before income taxes	1,111	599	675	287
Income tax provision	372	198	330	46

Net income	$739	$401	$345	$241

Net income available to common stockholders	$585	$246	$191	$84

Earnings per common share – basic	$0.39	$0.16	$0.13	$0.06

Earnings per common share – diluted	$0.37	$0.15	$0.12	$0.05

(1)	The sum of the quarters may not equal the year-to-date results due to rounding in the various quarters.

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

The following is a discussion and analysis of the Company’s results of operations for the last two fiscal years and its financial condition at the end of fiscal years 2012 and 2011. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.

Application of Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses, fair value of investments and other-than-temporary impairment, income taxes, impairment of goodwill, valuation of other real estate owned and valuation of stock options under ASC 718 Compensation – Stock Compensation and other equity based instruments. Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Company considers the allowance for loan losses, fair value of other real estate owned, fair value of investments and other-than-temporary impairment, income taxes, accounting for goodwill and impairment, and stock-based compensation to be its critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

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

Regarding impaired loans, the Bank individually evaluates each loan and documents what management believes to be an appropriate reserve level in accordance with ASC 310. If management does not believe that any separate reserve for such loan is deemed necessary at the evaluation date, it would continue to be evaluated separately and will not be returned to be included in the normal ASC 450 Contingencies (“ASC 450”) formula based reserve calculation. In evaluating impaired loans, all related management discounts of appraised values, selling and resolution costs are taken into consideration in determining the level of reserves required when appropriate.

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

In developing ASC 450 reserve levels, recent regulatory guidance focuses on the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal; therefore, management continues to utilize more conservative historical loss ratios which are believed to be appropriate. Those ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At March 31, 2012, the commercial real estate concentration ratio was 286%, compared to a ratio of 330% at March 31, 2011, and 466% at March 31, 2010.

Residential loans, home equity loans and consumer loans, other than trouble debt restructuring (“TDRs”) and loans in the process of foreclosure or repossession, are collectively evaluated for impairment. Factors considered in determining the appropriate ASC 450 reserve levels are trends in delinquent and impaired loans, changes in the value of collateral, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. TDRs and loans that are in the process of foreclosure or repossession are evaluated under ASC 310.

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

During the year ended March 31, 2012, management changed the various ASC 450 loss factors, specifically as it related to trends in delinquencies and impaired loans, changes in collateral values, charge-offs and recoveries, and trends and conditions related to economic conditions among the different loan types. As a result of these factor changes, the impact to the allowance for loan losses were increases in ASC 450 reserves of approximately $372 thousand.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at March 31, 2012.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At March 31, 2012, the reserve for unfunded commitments was not significant.

Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of March 31, 2012 and 2011 there were no loans held for sale.

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. At March 31, 2012, the fair value of forward loan sale commitments was not material.

Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2012 and 2011, net deferred loan fees of $91 thousand and net deferred loan costs of $23 thousand, respectively, were included with the related loan balances for financial presentation purposes.

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

Loans are classified as impaired when it is probable that the Bank will not be able to collect all amounts due in accordance with the contractual terms of the loan agreement. Impaired loans, except those loans that are accounted for at fair value or at lower of cost or fair value such as loans held for sale, are accounted for at the present value of the expected future cash flows discounted at the loan’s effective interest rate or as a practical expedient in the case of collateral dependent loans, the lower of the fair value of the collateral less selling and other costs, or the recorded amount of the loan. In evaluating collateral values for impaired loans, management obtains new appraisals or opinions of value when deemed necessary and may discount those appraisals depending on the likelihood of foreclosure. Other factors considered by management when discounting appraisals are the age of the appraisal, availability of comparable properties, geographic considerations, and property type. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impairment classification. For all loans, charge-offs occur when management believes that the collectability of a portion or all of the loan’s principal balance is remote. Management considers nonaccrual loans, except for certain nonaccrual residential and consumer loans, to be impaired. However, all TDRs are considered to be impaired. A TDR occurs when the Bank grants a concession to a borrower with financial difficulties that it would not otherwise consider. The majority of TDRs involve a modification in loan terms such as a temporary reduction in the interest rate or a temporary period of interest only, and escrow (if required). TDRs are accounted for as set forth in ASC 310 Receivables (“ASC 310”). A TDR is typically on non-accrual until the borrower successfully performs under the new terms for at least six consecutive months. However, a TDR may be kept on accrual immediately following the restructuring in those instances where a borrower’s payments are current prior to the modification and management determines that principal and interest under the new terms are fully collectible.

Existing performing loan customers who request a non-TDR loan modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.

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

Accounting for Goodwill and Impairment. ASC 350, Intangibles – Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2011 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2011 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2011 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No events have occurred during the three months ended March 31, 2012 which indicate that the impairment test would need to be re-performed.

Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At March 31, 2012 and 2011, all of the Bank’s investment securities were classified as available for sale.

Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.

If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis. For debt securities, when the Bank does not intend to sell the security, and it is more-likely-than-not that the Bank will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss in earnings, and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on the cash flows projections discounted at the applicable original yield of the security.

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

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of March 31, 2012, no shares remain available for issue under the Incentive Plan.

Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2012 and 2011.

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

The Company subsequently repurchased the Warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.5 million. For additional information, see Note 13 to the Company’s consolidated financial statements included in this annual report.

U.S. Treasury Department Small Business Lending Fund

On August 25, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Department of the Treasury, pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Series A Preferred Stock issued under the TARP Capital Purchase Program. For additional information, see Note 14 to the Company’s consolidated financial statements included in this annual report.

Results of Operations

Overview. Net income for the twelve months ended March 31, 2012 was $851 thousand and the net loss attributable to common stockholders for the year ended March 31, 2012 was $(15) thousand, or $(0.01) per diluted common share, as compared to net income of $1.7 million and net income available to common stockholders of $1.1 million, or $0.68 per diluted common share, for the twelve months ended March 31, 2011. For the twelve months ended March 31, 2012, the Company experienced a $874 thousand decline in net income as compared to fiscal 2011. The decline was primarily attributable to the combination of the decrease in net interest and dividend income of $1.3 million, an increase in non-interest expenses of $418 thousand and an increase in the provision for loan losses of $300 thousand, partially offset by a decrease in the provision for income taxes of $855 thousand and an increase in non-interest income of $268 thousand.

Net interest and dividend income decreased by $1.3 million, or 7.4%, to $16.1 million for the year ended March 31, 2012 as compared to the year ended March 31, 2011 due to the combined effect of a general decline in market interest rates on loans and a strategic decision to decrease higher-yielding commercial real estate loan balances.

The provision for loan losses increased by $300 thousand to $1.4 million during fiscal 2012 from $1.1 million in fiscal 2011. The increase was primarily due to increased loan charge offs which totaled $1.1 million in fiscal 2012 as compared to $250 thousand in fiscal 2011.

Noninterest income totaled $2.3 million for the year ended March 31, 2012 compared to $2.1 million for the year ended March 31, 2011 primarily due to an increase in investment gains and reduced impairment charges in fiscal 2012 as compared to fiscal 2011.

Noninterest expenses totaled $16.1 million for the year ended March 31, 2012 compared to $15.7 million in fiscal 2011. Total noninterest expenses increased by $418 thousand in fiscal 2012 primarily due to a $787 thousand increase in salaries and benefits along with merger expenses of $122 thousand which were not incurred in fiscal 2011. The foregoing increase in non-interest expenses were partially offset by declines during the twelve months ended March 31 2012, as compared to fiscal 2011, in professional fees of $293 thousand, office occupancy and equipment expenses of $83 thousand, data processing costs of $65 thousand and marketing and advertising expenses of $49 thousand.

The Company recognized an income tax expense of $91 thousand during fiscal 2012 compared to $946 thousand in fiscal 2011 for an effective tax rate of 9.7% in fiscal 2012 and 35.4% in fiscal 2011.

Net Interest Rate Spread and Net Interest Margin. The Company’s and the Bank’s operating results are significantly affected by the net interest rate spread, which is the difference between the yield on loans and investments and the interest cost of deposits and borrowings. The net interest rate spread is affected by economic conditions and market factors that influence interest rates, loan demand and deposit flows. The net interest margin reflects the relationship of net interest income to interest earning assets and it is calculated by dividing net interest income before the provision for loan losses by average interest earning assets. The net interest spread and net interest margin declined from 3.25% and 3.50%, respectively, for the fiscal year ended March 31, 2011 to 3.10% and 3.34%, respectively, for the fiscal year ended March 31, 2012 due to several factors. The cost of funds decreased by 24 basis points during fiscal 2012 mainly due to decreases in the average rates paid on deposits resulting from aggressive liability management as some maturing certificates of deposit were either not renewed or were replaced with lower cost deposits. During the fiscal year ended March 31, 2012, the yield on interest-earning assets declined by 39 basis points primarily due to a 52 basis point reduction in interest income on mortgage loans. Contributing to the reduced yield on mortgage loans were decreases in commercial real estate and construction loans as management refocused its lending emphasis in the current market environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan, and a general decline in the market interest rates on loans.

The following table presents average balances, interest income and expense and yields earned or rates paid on interest-earning assets and interest-bearing liabilities for the years indicated. For purposes of the following table, average loans include nonperforming loans.

	Years Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Mortgage loans	$421,889	$21,290	5.05%	$425,720	$23,707	5.57%
Other loans	2,028	109	5.37	4,112	226	5.50

Total loans	423,917	21,399	5.05	429,832	23,933	5.57

Short-term investments	19,637	48	0.24	27,506	71	0.26
Investment securities	29,941	1,244	4.15	30,235	1,295	4.28
Federal Home Loan Bank stock	8,506	29	0.34	8,518	6	0.07

Total investments	58,084	1,321	2.27	66,259	1,372	2.07

Total interest-earnings assets	482,001	22,720	4.71	496,091	25,305	5.10

Allowance for loan losses	(4,196)			(3,527)
Noninterest-earning assets	26,910			27,945

Total assets	$504,715			$520,509

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Deposits	$281,398	1,674	0.59	$288,696	2,399	0.83
Other borrowings	11,341	559	4.93	11,341	558	4.92
Advances from FHLB of Boston	117,287	4,384	3.74	129,616	4,966	3.83

Total interest-bearing liabilities	410,026	6,617	1.61	429,653	7,923	1.85

Noninterest-bearing deposits	43,993			42,534
Other liabilities	4,551			1,911

Total liabilities	458,570			474,098
Stockholders’ equity	46,145			46,411

Total liabilities and stockholders’ equity	$504,715			$520,509

Net interest and dividend income		$16,103			$17,382

Interest rate spread			3.10%			3.25%

Net yield on interest-earning assets			3.34%			3.50%

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

	2012 vs. 2011			2011 vs. 2010
	Changes due to Increase (decrease) in:			Changes due to Increase (decrease) in:
	Volume	Rate	Total	Volume	Rate	Total
	(In Thousands)
Interest income:
Mortgage loans	$(212)	$(2,205)	$(2,417)	$(1,834)	$(1,153)	$(2,987)
Other loans	(112)	(5)	(117)	(80)	(14)	(94)

Total income from loans	(324)	(2,210)	(2,534)	(1,914)	(1,167)	(3,081)
Short-term investments	(18)	(5)	(23)	17	4	21
Investment securities	(13)	(38)	(51)	(269)	91	(178)
Federal Home Loan Bank stock	—	23	23	—	6	6

Total income from investments	(31)	(20)	(51)	(252)	101	(151)

Total interest and dividend income	(355)	(2,230)	(2,585)	(2,166)	(1,066)	(3,232)

Interest expense:
Deposits	(51)	(674)	(725)	(285)	(1,783)	(2,068)
Other borrowings – including short-term advances from FHLB	—	1	1	(27)	7	(20)
Long-term advances – FHLB of Boston	(466)	(116)	(582)	(689)	(823)	(1,512)

Total interest expense	(517)	(789)	(1,306)	(1,001)	(2,599)	(3,601)

Net interest and dividend income	$162	$(1,441)	$(1,279)	$(1,165)	$1,533	$368

Interest and Dividend Income. Interest and dividend income decreased by $2.6 million, or 10.2%, to $22.7 million for the year ended March 31, 2012 compared to $25.3 million for the year ended March 31, 2011 primarily due to decreases in the average yields and average loan balances. The average balance of loans decreased primarily due to decreases in the average balances of commercial real estate and construction loans as the Bank continued to shift its focus from those loan types to originating residential real estate loans. The average balance of residential loans decreased due to higher than expected residential loan payoffs. The average balance of investment securities decreased as maturities and principal repayments were used to fund deposit withdrawals and repayment of borrowings. The yield on short-term investments was 0.24% during the year ended March 31, 2012 as compared to 0.26% for the year ended March 31, 2011 as the average yields on these investments are closely tied to the federal funds target rate, which averaged approximately 0.25% during the years ended March 31, 2012 and 2011.

Interest Expense. Interest expense decreased by $1.3 million, or 16.5%, to $6.6 million for the year ended March 31, 2012 compared to $7.9 million for the year ended March 31, 2011. The cost of deposits decreased by 24 basis points from 0.83% during the year ended March 31, 2011 to 0.59% during the year ended March 31, 2012, as some higher-cost certificates of deposit were replaced by lower-costing deposits. The average balance of lower-costing non-maturity deposits decreased by $5.4 million to $199.5 million for the year ended March 31, 2012, as compared to an average balance of $204.9 million for the year ended March 31, 2011. The average balance of Federal Home Loan Bank of Boston borrowings decreased by $12.3 million, from $129.6 million during the year ended March 31, 2011 to $117.3 million for the same period of 2012. The decrease in the average cost of these funds was the result of a decrease in market interest rates. The average cost of total borrowings decreased as a portion of these borrowings are adjustable and declined as a result of a decline in market rates, as well as a reduction in average balance, the combination of which lowered the average rate paid for the year ended March 31, 2012 to 3.74% from the average rate of 3.83% for the year ended March 31, 2011.

Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate allowance level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the years ended March 31, 2012 and 2011, management performed a thorough analysis of the loan portfolio as well as the required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. During the year ended March 31, 2012, management changed the various ASC 450 loss factors, specifically as it related to trends in delinquencies and impaired loans, changes in collateral values, charge-offs and recoveries, and trends and conditions related to economic conditions among the different loan types. As a result of these loss factor changes, increases in ASC 450 reserves of approximately $372 thousand were made to the allowance for loan losses. Based on these analyses, the Company recorded a provision of $1.4 million for the year ended March 31, 2012 compared to a provision for loan losses of $1.1 million for the year ended March 31, 2011.

Management continues to give high priority to monitoring and managing the Company’s asset quality. At March 31, 2012, nonperforming loans totaled $9.0 million as compared to $9.6 million at March 31, 2011. Of the twenty loans constituting this category at March 31, 2012, all are secured by real estate collateral that is predominantly located in the Bank’s market area.

Noninterest Income. Noninterest income increased by $268 thousand from $2.1 million during the year ended March 31, 2011 to $2.3 million during the year ended March 31, 2012. The increase was primarily due to investment gains and reduced impairment charges in fiscal 2012 and totaled $541 thousand for the year ended March 31, 2012 as compared to $136 thousand in fiscal 2011. Net investment gains were $588 thousand in fiscal 2012 as compared to $480 thousand in fiscal 2011 while other than temporary impairments totaled $47 thousand in fiscal 2012 as compared to $344 thousand in fiscal 2011. In addition, gains on the sale of other real estate owned totaled $38 thousand in fiscal 2012 as compared to $2 thousand in fiscal 2011. Partially offsetting the aforementioned increases were decreases in gains on sales of loans of $108 thousand due to decreased loan sale activity and reduced deposit fees of $44 thousand.

Noninterest Expenses. Noninterest expense increased by $418 thousand, or 2.7% to $16.1 million during the year ended March 31, 2012 as compared to $15.6 million during the year ended March 31, 2011. This increase is due to increases in salaries and other benefits of $787 thousand along with merger expenses of $122 thousand which were not incurred in fiscal 2011. The foregoing increases were partially offset by a $83 thousand decrease in occupancy and equipment costs, a $65 thousand decrease in data processing costs, a $293 thousand decrease in other professional fees, a $147 thousand decrease in FDIC insurance premiums and a $49 thousand decrease in marketing expenses.

Salaries and employee benefits increased by $787 thousand, or 8.6%, to $9.9 million during the year ended March 31, 2012 as compared to $9.1 million during the year ended March 31, 2011, primarily due to increases of $607 thousand in commissions paid for residential loan origination costs (primarily due to the high level of residential closings) and non-deposit investment product sales and $289 thousand for salaries due to staffing increases, increases in certain retirement and health benefits.

Office occupancy and equipment expenses decreased by $83 thousand, or 3.9%, to $2.1 million during the year ended March 31, 2012 as compared to $2.1 million during the year ended March 31, 2011 primarily due to decreases in the amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and decreases for other bank building expenses, partially offset by increases in computer/network maintenance costs and other security expenses.

Data processing costs decreased by $65 thousand, or 7.7%, to $779 thousand during the year ended March 31, 2012 as compared to $844 thousand during the year ended March 31, 2011 due to decreases in certain processing costs.

Professional fees decreased by $293 thousand, or 28.1%, to $751 thousand during the year ended March 31, 2012 as compared to $1.0 million during the year ended March 31, 2011 primarily due to decreases in loan workout-related expenses and compliance-related costs, partially offset by higher legal fees.

Merger expenses of $122 thousand were incurred during the year ended March 31, 2012 as compared to none being incurred during fiscal 2011 as a result of the pending merger with Independent Bank Corp, Inc. announced on May 1, 2012.

FDIC deposit insurance premiums decreased by $147 thousand to $414 thousand during the year ended March 31, 2012 compared to $561 thousand during the year ended March 31, 2011. This decrease was primarily due to a change in the calculation methodology implemented by the FDIC in April 2011 and lower deposit insurance costs due to declining average balances of deposits.

Advertising and marketing expenses decreased by $49 thousand to $144 thousand during the year ended March 31, 2012 as compared to $193 thousand during the year ended March 31, 2011 as management strategically decided to deemphasize advertising and marketing efforts.

Other expenses increased by $191 thousand, or 11.2%, to $1.9 million during the year ended March 31, 2012 as compared to $1.7 million during the year ended March 31, 2011 primarily as a result of an increase in other telephone expense of $69 thousand and ATM expenses of $38 thousand, partially offset by a decrease of $147 thousand for FDIC insurance assessment and $16 thousand for recruiting expense.

Income Taxes. The effective income tax rate for the year ended March 31, 2012 was 9.7% as compared to an effective income tax rate of 35.4% for the year ended March 31, 2011. The difference in the effective tax rate for the two periods was due to the reversal of certain prior year uncertain tax positions and the realization of other deferred tax assets from the sale of investments for both capital and ordinary losses. In addition, the proportion of non-taxable income sources to total pre-taxable income from bank-owned life insurance and dividend received deductions were greater in fiscal 2012 as compared to fiscal 2011. For further information, see Note 8 to the Company’s consolidated financial statements included in this annual report.

Comparison of Financial Condition at March 31, 2012 and March 31, 2011

Total assets were $523.4 million at March 31, 2012 compared to $487.6 million at March 31, 2011, representing an increase of $35.8 million, or 7.3%. The increase in total assets reflected strategic actions taken by management to reduce risk, which included increasing the residential loan portfolio by $87.2 million and continuing to de-emphasize commercial real estate lending in accordance with the Company’s business plan. Total loans (excluding loans held for sale) were $448.9 million at March 31, 2012, compared to $394.2 million at March 31, 2011, representing an increase of $54.7 million, or 13.9%. This increase was primarily due to increases in residential loans of $87.2 million, offset by decreases in commercial real estate loans of $31.9 million. Residential and home equity loans increased from $191.6 million at March 31, 2011 to $278.8 million at March 31, 2012. Commercial and industrial loans decreased from $2.2 million at March 31, 2011 to $1.1 million at March 31, 2012 primarily due to the scheduled repayments of principal. Management’s efforts to reduce the levels of commercial real estate and land and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and land and construction loans divided by the Bank’s risk-based capital. At March 31, 2012, the commercial real estate concentration ratio was 286%, compared to a ratio of 330% at March 31, 2011.

The allowance for loan losses totaled $4.3 million at March 31, 2012 compared to $3.9 million at March 31, 2011, representing a net increase of $380 thousand, or 9.8%. This net increase was primarily due to a provision of $1.4 million resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both March 31, 2012 and March 31, 2011. See “Comparison of Operating Results for the Years Ended March 31, 2012 and March 31, 2011 – Provision for Loan Losses.”

Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the year ended March 31, 2012 should be retained in the Bank’s portfolio rather than being sold in the secondary market. Originations of loans held for sale totaled $10.9 million in fiscal 2012 as compared to $20.8 million in fiscal 2011. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released and totaled $11.1 million in fiscal 2012 as compared to $21.4 million in fiscal 2011.

Cash and cash equivalents totaled $7.3 million at March 31, 2012 compared to $40.9 million at March 31, 2011, representing a decrease of $33.6 million, or 82.1%. During the year ended March 31, 2012, proceeds from cash and cash equivalents, commercial real estate payoffs and increases in certificates of deposit were generally utilized to fund the growth in the residential loan portfolio.

Investment securities totaled $48.8 million at March 31, 2012 compared to $35.3 million at March 31, 2011, representing an increase of $13.6 million, or 38.4%. The increase in investment securities is primarily due to the purchase of $23.4 million in mortgage-backed securities and $2.2 million in common stock, offset by the sale of $5.6 million in mortgage-backed securities and the repayment of $5.3 million of principal on mortgage-backed securities. Stock in the Federal Home Loan Bank of Boston totaled $8.2 million at March 31, 2012 compared to $8.5 million at March 31, 2011.

Banking premises and equipment, net, totaled $2.7 million at March 31, 2012 and $2.7 million at March 31, 2011, respectively.

Other real estate owned totaled $133 thousand at March 31, 2012 compared to $132 thousand at March 31, 2011 as two new residential properties were added and two residential properties were sold during the year.

Deferred tax assets totaled $3.3 million at March 31, 2012 compared to $3.6 million at March 31, 2011 due to the reversal of certain prior year tax benefits and the realization of other deferred tax assets from the sale of investments for both capital and ordinary losses.

The cash surrender value of a bank-owned life insurance policy on two executives is carried as an asset titled “Bank-Owned Life Insurance” and totaled approximately $9.6 million at March 31, 2012 compared to $7.3 million at March 31, 2011. During the 2012 fiscal year, the Bank purchased an additional $2.1 million life insurance policy.

Total deposits amounted to $344.5 million at March 31, 2012 compared to $309.1 million at March 31, 2011, representing an increase of $35.5 million, or 11.5%. The increase was a result of the combined effect of a $32.8 million increase in certificates of deposit and a net increase in core deposits of $2.6 million (consisting of all non-certificate accounts). Growth in certificates of deposit during fiscal 2012 included $28.6 million obtained through a non-broker listing service. During the year ended March 31, 2012, management utilized increases in deposits to fund the residential loan growth in accordance with the Company’s business plan.

Federal Home Loan Bank of Boston advances amounted to $117.2 million at March 31, 2012 and $117.4 million at March 31, 2011.

The net decrease in stockholders’ equity from $47.1 million at March 31, 2011 to $45.3 million at March 31, 2012 was primarily due to the Company’s $2.5 million negotiated repurchase of the warrant associated with the Company’s participation in the U.S. Department of Treasury’s TARP Capital Purchase Program. The Company repurchased the warrant from the U.S. Department of Treasury on October 19, 2011. Other items contributing to the net decrease in stockholders’ equity during the year were $803 thousand of dividends paid to common and preferred stockholders, partially offset by net income of $851 thousand, stock-based compensation of $441 thousand and amortization of unearned ESOP compensation of $395 thousand.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s principal sources of liquidity are customer deposits, short-term investments, repayments of loans, FHLB of Boston advances, maturities and repayments of various other investments, and funds from operations. These various sources of liquidity, as well as the Bank’s ability to sell residential mortgage loans in the secondary market, are used to fund deposit withdrawals, loan originations and investment purchases and funds from operations. In addition, the Company has access to the capital markets to raise additional equity. On August 25, 2011, the Company entered into and consummated the Purchase Agreement with the Secretary of the U.S. Department of the Treasury pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000 pursuant to the SBLF program, a fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Company’s Series A Preferred Stock issued to treasury in December 2008 under the TARP Capital Purchase Program. On October 19, 2011, the Company repurchased the warrant it previously issued to treasury on December 8, 2008 in connection with the Company’s participation in the TARP Capital Purchase Program. The warrant, which had a ten-year term, had entitled Treasury to purchase up to 234,742 shares of the Company’s common stock at an exercise price of $6.39 per share. The Company paid Treasury a negotiated total of $2.5 million to repurchase the warrant. See “– Troubled Asset Relief Program Capital Purchase Program” and “– U.S. Treasury Department Small Business Lending Fund” above.

During the year ended March 31, 2012, the Bank increased deposits by $34.5 million, or 11.5%. The increase in deposits reflected strategic actions taken by management to reduce risk and increase capital ratios in accordance with the Company’s business plan, which included the use of proceeds from loan repayments and investment maturities and repayments to fund certain maturing deposits and borrowings. Differences in deposit levels are primarily the result of management’s decision to focus at various times on the use of deposits instead of FHLB of Boston advances to fund growth. These decisions are based on the relative interest rates of the various sources of funds at any particular time.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to enable the Deposit Insurance Fund to return to its minimum reserve ratio of 1.15% over eight years. Under this plan, the FDIC did not impose a previously-planned second special assessment. On June 30, 2009, the Bank accrued the first special assessment which totaled $270 thousand and was paid on September 30, 2009. Also, the plan calls for deposit insurance premiums to increase by 3 basis points effective January 1, 2011. Additionally, to meet bank failure cash flow needs, the FDIC assessed a three year insurance premium prepayment, which was paid by banks in December 2009 and will cover the period of January 1, 2010 through December 31, 2012. The FDIC estimates that bank failures will cost the fund approximately $100 billion during the next three years, but only projects revenues of approximately $60 billion. The shortfall will be met through the collection of prepaid premiums, which is estimated to be $45 billion. The Bank’s prepaid premium totaled $2.3 million and was paid during the quarter ended December 31, 2009. This prepaid deposit premium is carried on the consolidated balance sheet in the other assets category and totaled $1.2 million at March 31, 2012.

At March 31, 2012, the Company had commitments to originate loans, unused outstanding lines of credit, letters of credit and undisbursed proceeds of loans totaling $40.0 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At March 31, 2012, the Company believes it has sufficient funds available to meet its current loan commitments.

The Bank is a voluntary member of the FHLB of Boston and has the ability to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of FHLB of Boston stock, residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At March 31, 2012 and 2011, the Bank had outstanding FHLB of Boston advances of $117.2 and $117.4 million, respectively. At March 31, 2012, the Bank had approximately $84 million in unused borrowing capacity at the FHLB of Boston.

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

For the year ended March 31, 2012, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most home equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. At March 31, 2012, the Company had commitments to originate loans, unused outstanding lines of credit, letters of credit and undisbursed proceeds of loans totaling $40.0 million. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held for sale are agreements to sell loans on a best efforts delivery basis to a third party at an agreed upon price. Additionally, these loans are sold servicing released and without recourse.

On September 16, 2004 the Company completed a $5.1 million trust preferred securities financing through Central Bancorp Capital Trust I. On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million through Central Bancorp Statutory Trust II. Central Bancorp Capital Trust I and Central Bancorp Statutory Trust II are the Company’s only special purpose subsidiaries. The Company, within the financing transactions and concurrent with the issuance of the junior subordinated debentures and the trust preferred securities, issued guarantees related to the trust securities of both trusts for the benefit of their respective holders. For additional information, see Note 1 to the Company’s consolidated financial statements included in this annual report.

Management believes that, at March 31, 2012, the Company and Bank have adequate sources of liquidity to fund these commitments.

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

Capital Resources

The Company and the Bank are required to maintain minimum capital ratios pursuant to the federal prompt corrective action regulations. These regulations establish a risk-adjusted ratio relating capital to different categories of balance sheet assets and off-balance sheet obligations. Two categories of capital are defined: Tier 1 or core capital (stockholders’ equity) and Tier 2 or supplementary capital. Total capital is the sum of both Tier 1 and Tier 2 capital. According to the federal prompt corrective action regulations, Tier 1 capital must represent at least 50% of qualifying total capital. At March 31, 2012, the minimum total risk-based capital ratio required to be well-capitalized was 10.00%. The Company’s and the Bank’s total risk-based capital ratios at March 31, 2012 were 16.39% and 14.83%, respectively.

To complement the risk-based standards, the FDIC has also adopted a leverage ratio (adjusted stockholders’ equity divided by total average assets) of 3.00% for the most highly rated banks and 4.00% for all others. The leverage ratio is to be used in tandem with the risk-based capital ratios as the minimum standards for banks. The Company’s and the Bank’s leverage ratios were 9.83% and 8.81%, respectively, at March 31, 2012.

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

The Company quantifies its interest-rate risk exposure using a sophisticated simulation model. Simulation analysis is used to measure the exposure of net interest income to changes in interest rates over a specific time horizon. Simulation analysis involves projecting future interest income and expense under various rate scenarios. The simulation is based on forecasted cash flows and assumptions of management about the future changes in interest rates and levels of activity (loan originations, loan prepayments, deposit flows, etc). The assumptions are inherently uncertain and, therefore, actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and strategies. The net interest income projection resulting from the use of forecasted cash flows and management’s assumptions is compared to net interest income projections based on immediate shifts of 300 basis points upward and 50 basis points downward for fiscal 2012 and 2011. Internal guidelines on interest rate risk state that for every 100 basis points immediate shift in interest rates, estimated net interest income over the next twelve months should decline by no more than 5%.

The following table indicates the projected change in net interest income, and sets forth such change as a percentage of estimated net interest income, for the twelve-month period following the date indicated assuming an immediate and parallel shift for all market rates with other rates adjusting to varying degrees in each scenario based on both historical and expected spread relationships:

	Twelve Months Following At March 31,
	2012		2011
	Amount	% Change	Amount	% Change
	(Dollars in Thousands)
300 basis point increase in rates	$(1,352)	(8.63)%	$(1,095)	(6.58)%
50 basis point decrease in rates	(89)	(0.57)	(282)	(1.69)

As noted, this policy provides broad, visionary guidance for managing the Bank’s balance sheet, not absolute limits. When the simulation results indicate a variance from stated parameters, ALCO will intensify its scrutiny of the reasons for the variance and take whatever actions are deemed appropriate under the circumstances.

Item 8.    Financial Statements and Supplementary Data

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,
	2012	2011
ASSETS
Cash and due from banks	$4,117	$3,728
Short-term investments	3,224	37,190

Cash and cash equivalents	7,341	40,918

Investment securities available for sale, at fair value (Note 2)	39,060	25,185
Stock in Federal Home Loan Bank of Boston, at cost (Notes 2 and 7)	8,203	8,518
The Co-operative Central Bank Reserve Fund, at cost (Note 2)	1,576	1,576

Total investments	48,839	35,279

Loans held for sale, at fair value	—	—

Loans (Note 3)	448,886	394,217
Less allowance for loan losses (Note 3)	(4,272)	(3,892)

Loans, net	444,614	390,325

Accrued interest receivable	1,359	1,496
Banking premises and equipment, net (Note 4)	2,694	2,705
Deferred tax asset, net (Note 8)	3,253	3,600
Other real estate owned (Note 5)	133	132
Goodwill, net	2,232	2,232
Bank-owned life insurance	9,648	7,270
Other assets	3,459	3,668

Total assets	$523,572	$487,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 6)	$344,534	$309,077
Federal Home Loan Bank advances (Notes 2 and 7)	117,228	117,351
Subordinated debentures	11,341	11,341
Advance payments by borrowers for taxes and insurance	2,955	1,387
Accrued expenses and other liabilities	2,168	1,348

Total liabilities	478,226	440,504

Commitments and Contingencies (Notes 8, 9 and 12)
Stockholders’ equity (Note 10):
Preferred stock – Series A Fixed Rate Cumulative Perpetual, $1.00 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and 10,000 shares issued and outstanding at March 31, 2011, with a liquidation preference and redemption value of $0 and $10,064 at March 31, 2012 and 2011, respectively (Note 13)	—	9,709
Preferred stock – Series B Non-Cumulative Perpetual, $1.00 par value; 10,000 shares authorized; 10,000 shares issued and outstanding with a liquidation preference and redemption value of $10,000 at March 31, 2012 and no shares issued and outstanding at March 31, 2011 (Note 14)	9,966	—
Common stock $1.00 par value; 15,000,000 shares authorized; 1,690,951 and 1,681,071 shares issued and outstanding at March 31, 2012 and 2011, respectively	1,691	1,681
Additional paid-in capital	2,201	4,589
Retained income	34,966	35,288
Accumulated other comprehensive income (Notes 1,2 and 11)	871	892
Unearned compensation – Employee Stock Ownership Plan (Note 11)	(4,349)	(5,038)

Total stockholders’ equity	45,346	47,121

Total liabilities and stockholders’ equity	$523,572	$487,625

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(In Thousands, Except Share And Per Share Data)

	Years Ended March 31,
	2012	2011
Interest and dividend income:
Mortgage loans	$21,290	$23,707
Other loans	109	226
Investments	1,273	1,301
Short-term investments	48	71

Total interest and dividend income	22,720	25,305

Interest expense:
Deposits	1,675	2,399
Advances from Federal Home Loan Bank of Boston	4,384	4,966
Other borrowings	558	558

Total interest expense	6,617	7,923

Net interest and dividend income	16,103	17,382
Provision for loan losses (Note 3)	1,400	1,100

Net interest and dividend income after provision for loan losses	14,703	16,282

Noninterest income:
Deposit service charges	959	1,003
Net gain from sales and write-downs of investment securities (Note 2)	541	136
Net gains on sales of loans	143	251
Net gains on sales of other real estate owned	38	2
Bank-owned life insurance income	292	295
Brokerage income	175	181
Other income	178	190

Total noninterest income	2,326	2,058

Noninterest expenses:
Salaries and employee benefits (Note 11)	9,932	9,145
Occupancy and equipment (Note 4)	2,054	2,137
Data processing fees	779	844
Professional fees	751	1,044
Telephone expenses	393	324
FDIC deposit premiums	414	561
Postage and supplies	389	372
Director fees	262	233
Merger expenses (Note 17)	122	—
Advertising and marketing	144	193
Other expenses	847	816

Total noninterest expenses	16,087	15,669

Income before income taxes	942	2,671
Provision for income taxes (Note 8)	91	946

Net income	$851	$1,725

Net (loss) income (attributable) available to common stockholders (Note 1)	$(15)	$1,105

Earnings per common share (Note 1)
Basic	$(0.01)	$0.74

Diluted	$(0.01)	$0.68

Weighted average common shares outstanding – basic	1,541,015	1,503,719
Weighted average common and equivalent shares outstanding – diluted	1,627,833	1,621,182

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(In Thousands, Except Per Share Data)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Series B Preferred Stock	Series B Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income	Unearned Compensation- ESOP	Total Stockholders’ Equity
Balance at March 31, 2010	10,000	$9,589	—	$—	1,667,151	$1,667	$4,291	$34,482	$810	$(5,726)	$45,113
Net income	—	—	—	—	—	—	—	1,725	—	—	1,725
Other comprehensive income, net of tax expense of $50 thousand:	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on post-retirement benefits, net of tax benefit of $(22) thousand	—	—	—	—	—	—	—	—	(30)	—	(30)
Unrealized gain on securities, net of reclassification adjustment (Note 2) and tax expense of $72 thousand	—	—	—	—	—	—	—	—	112	—	112

Comprehensive income											1,807

Dividends paid to common stockholders ($0.20 per share)	—	—	—	—	—	—	—	(299)	—	—	(299)
Preferred stock accretion of discount and issuance costs	—	120	—	—	—	—	—	(120)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(500)	—	—	(500)
Grants of restricted and unrestricted common stock	—	—	—	—	13,920	14	(14)	—	—	—	—
Stock-based compensation (Note 1)	—	—	—	—	—	—	512	—	—	—	512
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(200)	—	—	688	488

Balance at March 31, 2011	10,000	$9,709	—	$—	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121
Net income	—	—	—	—	—	—	—	851	—	—	851
Other comprehensive loss, net of tax expense of $8 thousand:	—	—	—	—	—	—	—	—	—	—	—
Unrealized loss on post-retirement benefits, net of tax benefit of $(15) thousand	—	—	—	—	—	—	—	—	(16)	—	(16)
Unrealized gain on securities, net of reclassification adjustment (Note 2) and tax expense of $23 thousand	—	—	—	—	—	—	—	—	(5)	—	(5)

Comprehensive income											830

Dividends paid to common stockholders ($0.20 per share)	—	—	—	—	—	—	—	(307)	—	—	(307)
Redemption of Series A Preferred Stock, net	(10,000)	(9,701)	—	—	—	—	—	(299)	—	—	(10,000)
Issuance of Series B Preferred Stock, net of issuance costs of $45	—	—	10,000	9,955	—	—	—	—	—	—	9,955
Preferred stock accretion of discount and issuance costs	—	56	—	11	—	—	—	(67)	—	—	—
Redemption of Series A warrants	—	—	—	—	—	—	(2,525)	—	—	—	(2,525)
Dividends paid on preferred stock	—	(64)	—	—	—	—	—	(500)	—	—	(564)
Grants of restricted and unrestricted common stock	—	—	—	—	9,880	10	(10)	—	—	—	—
Stock-based compensation (Note 1)	—	—	—	—	—	—	441	—	—	—	441
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(294)	—	—	689	395

Balance at March 31, 2012	—	$—	10,000	$9,966	1,690,951	$1,691	$2,201	$34,966	$871	$(4,349)	$45,346

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (continued)

(In Thousands)

The Company’s other comprehensive income and related tax effect for the years ended March 31, 2012 and 2011 are as follows:

	Before Tax Amount	Tax Expense (Benefit)	After-Tax Amount
	(In Thousands)
Year ended March 31, 2012
Unrealized loss on post-retirement benefits	$(31)	$(15)	$(16)
Unrealized gains on securities:
Unrealized net holding gains during period	559	241	318
Less: reclassification adjustment for net gains included in net income	541	218	323

Other comprehensive loss	$(13)	$8	$(21)

	Before-Tax Amount	Tax Expense (Benefit)	After-Tax Amount
	(In Thousands)
Year ended March 31, 2011
Unrealized loss on post-retirement benefits	$(52)	$(22)	$(30)
Unrealized gains on securities:
Unrealized net holding gains during period	320	127	193
Less: reclassification adjustment for net gains included in net income	136	55	81

Other comprehensive income	$132	$50	$82

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$851	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	623
Amortization of premiums	144	218
Provision for loan losses	1,400	1,100
Stock-based compensation and amortization of unearned compensation – ESOP	836	1,000
Deferred tax provision	339	941
Net gains from sales and write-downs of investment securities	(541)	(136)
Bank-owned life insurance income	(292)	(286)
Gains on sales of loans held for sale	(143)	(251)
Originations of loans held for sale	(10,934)	(20,795)
Proceeds from the sale of loans originated for sale	11,077	21,438
Gains on sales of other real estate owned	(38)	(2)
Decrease in accrued interest receivable	137	400
Decrease in other assets, net	209	302
Increase (decrease) in accrued expenses and other liabilities, net	789	(317)

Net cash provided by operating activities	4,334	5,960

Cash flows from investing activities:
Loan principal (originations) collections, net	(55,877)	66,915
Principal payments on mortgage-backed securities	5,313	9,137
Purchases of investment securities	(25,613)	(3,223)
Proceeds from sales of investment securities	6,840	3,371
Proceeds from redemption of FHLB stock	315	—
Purchases of banking premises and equipment	(489)	(569)
Purchase of BOLI	(2,000)	—
Premiums paid on BOLI	(86)	—
Proceeds from sales of other real estate owned	225	62

Net cash (used in) provided by investing activities	(71,372)	75,693

Cash flows from financing activities:
Preferred stock issuance costs	(45)	—
Redemption of Series A preferred stock warrants	(2,525)	—
Net increase (decrease) in deposits	35,457	(30,092)
Increase ( decrease) in payments by borrowers for taxes and insurance	1,568	(262)
Repayment of advances from FHLB of Boston	(123)	(26,118)
Cash dividends paid	(871)	(799)

Net cash provided by (used in) financing activities	33,461	(57,271)

Net (decrease) increase in cash and cash equivalents	(33,577)	24,382
Cash and cash equivalents at beginning of year	40,918	16,536

Cash and cash equivalents at end of year	$7,341	$40,918

Cash paid (received) during the period for:
Interest	$6,619	$8,043
Income taxes paid	$58	$350
Income taxes refunded	$(725)	$—
Supplemental disclosure of non-cash investing and financing activities:
Loans transferred to other real estate owned	$188	$132
Redemption of Series A preferred stock for issuance of Series B preferred stock	10,000	—
Accretion of Series A and B preferred stock discount and issuance costs	67	120

See accompanying notes to consolidated financial statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

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

The Company was organized at the direction of the Bank in September 1998 to acquire all of the capital stock of the Bank upon the consummation of the reorganization of the Bank into the holding company form of ownership. This reorganization was completed in January 1999. The Bank was organized as a Massachusetts chartered co-operative bank in 1915 and converted from mutual to stock form of ownership in 1986. The primary business of the Bank is to generate funds in the form of deposits and use the funds to make mortgage loans for the construction, purchase and refinancing of residential properties, and to make loans on commercial real estate in its market area. The Bank is subject to competition from other financial institutions. The Company is subject to the regulations of, and periodic examinations by the Federal Reserve Bank (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC for deposits up to $250,000 for most accounts and up to $250,000 for retirement accounts and the Share Insurance Fund (“SIF”) for deposits in excess of the FDIC limits. Additionally, during 2010, amendments to the Federal Deposit Insurance Act were enacted, providing unlimited insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012.

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

The Bank is required to maintain cash and reserve balances with the Federal Reserve Bank of Boston. Such required reserves are calculated based upon deposit levels and amounted to approximately $1.9 million at March 31, 2012.

Investments

Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At March 31, 2012 and 2011, all of the Bank’s investment securities were classified as available for sale.

Gains and losses on sales of securities are recognized when realized with the cost basis of investments sold determined on a specific-identification basis. Premiums and discounts on investment and mortgage-backed securities are amortized or accreted to interest income over the actual or expected lives of the securities using the level-yield method.

If a decline in fair value below the amortized cost basis of an investment is judged to be other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis. For debt securities, when the Bank does not intend to sell the security, and it is more-likely-than-not that the Bank will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment loss in earnings, and the remaining portion in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on the cash flow projections discounted at the applicable original yield of the security.

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

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of March 31, 2012 and 2011, there were no loans held for sale.

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

Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At March 31, 2012 and 2011, net deferred loan costs of $91 thousand and net deferred loan fees of $23 thousand, respectively, were included with the related loan balances for financial presentation purposes.

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

Existing performing loan customers who request a non-TDR loan modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.

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

Monthly, CRE loans are segmented using the above collateral-types and three LTV ratio categories: <40%, 40%-60%, and >60%. While these ranges are subjective, management feels that each category represents a significantly different degree of risk from the other. CRE loans carrying higher LTV ratios are assigned incrementally higher ASC 450 reserve rates. Annually, for the CRE portfolio, management adjusts the appraised values which are used to calculate LTV ratios in our allowance for loan losses calculation. The data is provided by an independent appraiser and it indicates annual changes in value for each property type in the Bank’s market area for the last ten years. Management then adjusts the appraised or most recent appraised values based on the year the appraisal was made. These adjustments are believed to be appropriate based on the Bank’s own experience with collateral values in its market area in recent years. Based on the Bank’s allowance for loan loss methodology with respect to CRE, unfavorable trends in the value of real estate will increase the level of the Bank’s ASC 450 allowance for loan losses.

In developing ASC 450 reserve levels, regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner-occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At March 31, 2012, the commercial real estate concentration ratio was 286%, compared to a ratio of 330% at March 31, 2011, and 466% at March 31, 2010.

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

During the year ended March 31, 2012, management changed the various ASC 450 loss factors, specifically as it related to trends in delinquencies and impaired loans, changes in collateral values, charge-offs and recoveries, and trends and conditions related to economic conditions among the different loan types. As a result of these loss factor changes, increases in ASC 450 reserves of approximately $372 thousand were made to the allowance for loan losses.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at March 31, 2012.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At March 31, 2012 and 2011, the reserve for unfunded commitments was not significant.

Subordinated Debentures

On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due December 15, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At March 31, 2012 the interest rate was 2.91%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Capital Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or the Trust, at their respective option, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.

On January 31, 2007, the Company completed a trust preferred securities financing in the amount of $5.9 million. In the transaction, the Company formed a Connecticut statutory trust, known as Central Bancorp Statutory Trust II (“Trust II”). Trust II issued and sold $5.9 million of trust preferred securities in a private placement and issued $183,000 of trust common securities to the Company. Trust II used the proceeds of these issuances to purchase $6.1 million of the Company’s floating rate junior subordinated debentures due March 15, 2037 (the “Trust II Debentures”). From January 31, 2007 until March 15, 2017 (the “Fixed Rate Period”), the interest rate on the Trust II Debentures and the trust preferred securities is fixed at 7.015% per annum. Upon the expiration of the Fixed Rate Period, the interest rate on the Trust II Debentures and the trust preferred securities will be at a variable per annum rate, reset quarterly, equal to the three-month LIBOR rate plus 1.65%. The Trust II Debentures are the sole assets of Trust II. The Trust II Debentures and the trust preferred securities each have 30-year lives. The trust preferred securities and the Trust II Debentures will each be callable by the Company or Trust II, at their respective option, after ten years, and sooner in certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the Trust II Debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly payments (five years), provided there is no event of default.

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

Banking Premises and Equipment

Land is stated at cost. Buildings, leasehold improvements and equipment are stated at cost, less allowances for depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or terms of the leases, if shorter. Rental payments under long-term leases are charged to expense on a straight-line basis over the life of the lease.

Other Real Estate Owned

Other real estate owned (“OREO”) is recorded at fair market value less estimated selling costs. Subsequent to foreclosure, valuations are periodically performed by management and asset values are adjusted downward if necessary.

Accounting for Goodwill and Impairment

ASC 350, Intangibles – Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million. The Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2011 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2011 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management believes that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2011 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s fair value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No events have occurred during the three months ended March 31, 2012 which would indicate that the impairment test would need to be re-performed.

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

The Bank also maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The Bank recognizes the over funded or under funded status of the plan as an asset or liability in its statement of financial condition and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income as set forth by ASC 715 Compensation – Retirement Benefits (“ASC 715”).

Related Party Transactions

Directors and officers of the Company and their affiliates have been customers of and have had transactions with the Bank, and it is expected that such persons will continue to have such transactions in the future. Management believes that all deposit accounts, loans, services and commitments comprising such transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers who are not directors or officers. In the opinion of management, the transactions with related parties did not involve more than normal risks of collectability, nor favored treatment or terms, nor present other unfavorable features.

Stock-Based Compensation

The Company accounts for stock based compensation pursuant to ASC 718 Compensation–Stock Compensation (“ASC 718”). The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants. The Company has previously adopted two qualified stock option plans for the benefit of officers and other employees under which an aggregate of 281,500 shares have been reserved for issuance. One of these plans expired in 1997 and the other plan expired in 2009. All awards under the plan that expired in 2009 were granted by the end of 2005. Awards outstanding at the time the plans expire will continue to remain outstanding according to their terms.

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to their expiration. As of March 31, 2012, no shares remained unissued and available for award under the Incentive Plan.

Forfeitures of awards granted under the incentive plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the years ended March 31, 2012 and 2011.

During the fourth quarter of fiscal 2012, 9,880 restricted shares were issued under the Incentive Plan. Of these shares, 2,000 shares vested immediately and 7,880 shares vest over a five-year life. During the fourth quarter of fiscal 2012, the Company also granted stock options to purchase an aggregate of 40,000 shares. Of these stock options, 8,267 options vested immediately and 31,733 options vest over a five-year life. During fiscal 2011, 13,920 shares were issued under the Incentive Plan. Of these shares, 5,871 shares vested immediately and 8,049 shares vest over a five-year life. Stock-based compensation totaled $441 thousand for the year ended March 31, 2012 and $512 thousand for the year ended March 31, 2011 for all options and restricted shares based on their respective vesting schedules.

The number of shares and weighted average exercise prices of outstanding stock options at March 31, 2012 and 2011 are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at March 31, 2010	53,608	$26.62
Exercised	—	—
Forfeited	(12,466)	23.64
Expired	(6,684)	16.63

Balance at March 31, 2011	34,458	29.63

Granted	40,000	$17.50
Exercised	—	—
Forfeited	—	—
Expired	(869)	28.99

Balance at March 31, 2012	73,589	$23.04

Exercisable at March 31, 2012	41,856	$27.25

As of March 31, 2012, the Company expects all non-vested stock options to vest over their remaining vesting periods.

The range of exercise prices, weighted average remaining contractual lives of outstanding stock options and aggregate intrinsic value at March 31, 2012 are as follows:

Options Outstanding						Options Exercisable
Exercise Price	Number of Shares Outstanding		Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1) (in Thousands)	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$28.99	23,589	(2)	2.9	$28.99	$—	23,589	2.9	$28.99
31.20	10,000	(2)	4.5	31.20	—	10,000	4.5	31.20
17.50	40,000	(3)	9.8	17.50	28	8,267	9.8	17.50

	73,589		6.9	$23.04	$28	41,856	4.7	$27.25

(1)

Represents the total intrinsic value, based on the Company’s closing stock price of $18.20 as of March 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

(2)	Fully vested at March 31, 2012.
(3)	Subject to a variable vesting schedule.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions	2012	2011
Expected dividends	1.18%	n/a
Expected term	6.3 years	n/a
Expected volatility	74.3%	n/a
Risk-free interest rate	1.13%	n/a

A summary of non-vested stock award activity under all Company plans for the years ended March 31, 2012 and March 31, 2011 is as follows:

Non-Vested Shares	Number of Shares	Weighted Average Grant Date Fair Value
Balance at March 31, 2010	46,800	$16.51
Granted	13,920	18.48
Vested	(21,771)	19.87
Forfeited	—	—

Non-vested at March 31, 2011	38,949	15.33

Granted	9,880	17.50
Vested	(32,900)	14.51
Forfeited	—

Non-vested at March 31, 2012	15,929	$18.00

Regarding the stock awards, 9,880 shares of restricted and unrestricted stock grants were issued during the fourth quarter of the fiscal year ended March 31, 2012 and the stock-based compensation expense associated with those shares totaled $35 thousand. In total, 100,000 shares have been issued under the Incentive Plan since fiscal 2007 with total outstanding vested shares of 84,071 at a weighted average grant price of $21.81 per share as of March 31, 2012.

As of March 31, 2012, the total expected future compensation costs related to options and stock award vesting is $560 thousand; $311 thousand on stock options and $249 thousand on stock awards. The projected annual expense is $123 thousand per year for fiscal 2013 through fiscal 2016 and $68 thousand for fiscal 2017.

Earnings Per Share

Regarding earnings per share, the Company adheres to guidance as set forth by ASC 360, “Earnings Per Share” (“ASC 360”). Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, were exercised or converted into common stock. Unallocated shares of common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted EPS. At March 31, 2012 and 2011, there were approximately 133,000 and 154,000 unallocated ESOP shares, respectively, with fair values of $2.4 million and $2.9 million, respectively.

The following depicts a reconciliation of basic and diluted earnings per share:

	2012	2011
	(Amounts in thousands, except share and per share amounts)
Net income as reported	$851	$1,725
Less preferred dividends and accretion	(866)	(620)

Net (loss) income (attributable) available to common stockholders	$(15)	$1,105

Weighted average number of common shares outstanding	1,683,474	1,667,685
Weighted average number of unallocated ESOP shares	(142,459)	(163,966)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,541,015	1,503,719
Incremental shares from the assumed exercise of dilutive common stock equivalents	86,818	117,463

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,627,833	1,621,182

(Loss) earnings per share:
Basic	$(0.01)	$0.74

Diluted	$(0.01)	$0.68

At March 31, 2012 and 2011, respectively, 20,799 and 34,458 stock options were anti-dilutive and were excluded from the above calculation.

Bank-Owned Life Insurance

The Bank follows ASC 325 Investments – Other (“ASC 325”) in accounting for this asset and covers two executive officers. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes while purchases increase the cash surrender value. Prior to the purchase of the policies, the Bank reviewed the financial strength of the respective insurance carrier and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $9.6 million at March 31, 2012 and $7.3 million at March 31, 2011.

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

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows at March 31:

	2012	2011
	(In Thousands)
Net unrealized gain on securities available for sale	$1,202	$1,184
Tax effect	(475)	(452)

Net-of-tax amount	727	732

Unrealized gain on pension benefits	239	270
Tax effect	(95)	(110)

Net-of-tax amount	144	160

Accumulated other comprehensive income	$871	$892

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The main provisions in this amendment remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repos and other similar transactions. The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update are a result of the work by the FASB and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for these amendments to result in a change in the application of the requirements of Topic 820. The amendments are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments in this update require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are to be applied retrospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this update is to simplify how entities test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are to be applied prospectively. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80), Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires new and expanded disclosures for individually material multi-employer pension plans. The changes are effective for fiscal years ending after December 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the amendments relate only to disclosures in the financial statements.

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

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The objective of this update is to allow the FASB to reconsider whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

Note 2. Investments (In Thousands)

The amortized cost and fair value of investments securities available for sale are summarized as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$30,453	$816	$(11)	$31,258
Single issuer trust preferred securities issued by financial institutions	1,001	40	—	1,041

Total debt securities	31,454	856	(11)	32,299
Perpetual preferred stock issued by financial institutions	3,043	93	(25)	3,111
Common stock	3,361	374	(85)	3,650

Total	$37,858	$1,323	$(121)	$39,060

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$18,129	$764	$(70)	$18,823
Single issuer trust preferred securities issued by financial institutions	1,002	47	—	1,049

Total debt securities	19,131	811	(70)	19,872
Perpetual preferred stock issued by financial institutions	3,071	194	(80)	3,185
Common stock	1,799	354	(25)	2,128

Total	$24,001	$1,359	$(175)	$25,185

During the twelve-month period ended March 31, 2012, one common stock holding was determined to be other-than-temporarily impaired and its book value was reduced through an impairment charge of $47 thousand. This impairment charge is reflected in “Net gain from sales and write-downs of investment securities” in the Company’s consolidated statements of operations.

Temporarily impaired securities as of March 31, 2012 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$12	$(1)	$360	$(10)
Perpetual preferred stock issued by financial institutions	—	—	991	(25)
Common stock	687	(85)	—	—

Total temporarily impaired securities	$699	$(86)	$1,351	$(35)

As of March 31, 2012, the Company has nine government agency mortgage-backed securities which have been in a continuous loss position for a period greater than twelve months and five which have been in a continuous loss position for less than twelve months. These debt securities have a total fair value of $372 thousand and unrealized losses of $11 thousand as of March 31, 2012. Management currently does not have the intent to sell these securities and it is more likely that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than-temporarily impaired as of March 31, 2012.

The Company has one preferred stock security which has been in a continuous loss position for greater than twelve months as of March 31, 2012. This security has a fair value of $991 thousand and an unrealized loss of $25 thousand at March 31, 2012. The preferred stock had a loss to book value ratio of 2.5% at March 31, 2012 compared to a loss to book value ratio of 7.8% at March 31, 2011. Due to the long-term nature of preferred stocks, management considers these securities to be similar to debt securities for analysis purposes. Based on available information, management has determined that the unrealized losses on the Company’s investment in this preferred stock is not other-than-temporary as of March 31, 2012.

The Company has eight equity securities with a fair value of $687 thousand and unrealized losses of $85 thousand which were temporarily impaired at March 31, 2012. The total unrealized losses relating to these equity securities represent 11.0% of book value. This is an increase when compared to the ratio of unrealized losses to book value of 6.3% at March 31, 2011. Of these eight securities, none have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of March 31, 2012, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability hold until recovery of cost.

The maturity distribution (based on contractual maturities) and annual yields of debt securities at March 31, 2012 are as follows:

	Amortized Cost	Fair Value

	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities
Due within one year	$3	$3
Due after one year but within five years	483	489
Due after five years but within ten years	1,704	1,731
Due after ten years	28,263	29,035

Total	$30,453	$31,258

Single issuer trust preferred securities issued by financial institutions:
Due after ten years	1,001	1,041

Total	$31,454	$32,299

Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

Proceeds from sales of investment securities and related gains and losses for the years ended March 31, 2012 and 2011 (all classified as available for sale) were as follows:

	2012	2011
	(Dollars in Thousands)
Proceeds from sales, maturities, redemptions	$6,840	$3,371

Gross gains	588	552
Gross losses	—	(72)
Other- than- temporary impairments	(47)	(344)

Net realized gain	$541	$136

Income tax expense on net realized gains	$237	$193

Mortgage-backed securities with an amortized cost of $381 thousand and a fair value of $426 thousand at March 31, 2012, were pledged to provide collateral for certain customers. Investment securities carried at $2.1 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $2.4 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.

As a member of the FHLB of Boston, the Company is required to invest in $100 par value stock of the FHLB of Boston. The FHLB of Boston capital structure mandates that members must own stock as determined by their total stock investment requirement which is the sum of a member’s membership stock investment requirement and activity-based stock investment requirement. The membership stock investment requirement is calculated as 0.35% of the member’s stock investment base, subject to a minimum investment of $10 thousand and a maximum investment of $25 million. The stock investment base is an amount calculated based on certain assets held by a member that are reflected on call reports submitted to applicable regulatory authorities. The activity-based stock investment requirement is calculated as 4.5% of a member’s outstanding principal balances of FHLB advances plus a percentage of advance commitments, 4.5% of standby letters of credit issued by the FHLB of Boston and 4.5% of the value of intermediated derivative contracts.

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

The Company does not believe that its investment in the FHLB of Boston is impaired as of March 31, 2012. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLB of Boston’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLB of Boston become ineffective.

The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

Note 3. Loans and the Allowance for Loan Losses (In Thousands)

Loans, excluding loans held for sale, as of March 31, 2012 and 2011 are summarized below (in thousands):

	2012	2011
Real estate loans:
Residential real estate (1-4 family)	$270,324	$183,157
Commercial real estate	167,196	199,074
Land and construction	937	456
Home equity lines of credit	8,471	8,426

Total real estate loans	446,928	391,113
Commercial loans	1,127	2,212
Consumer loans	831	892

Total loans	448,886	394,217
Less: allowance for loan losses	(4,272)	(3,892)

Total loans, net	$444,614	$390,325

Nonaccrual loans totaled $9.1 million as of March 31, 2012 and were comprised of seven commercial real estate customer relationships which totaled $7.9 million and seven residential customer relationships which totaled $1.2 million. Nonaccrual loans totaled $9.6 million as of March 31, 2011 and were comprised of five commercial real estate customer relationships which totaled $6.9 million and eleven residential customers which totaled $2.9 million of which there were three residential customer relationships totaling $363 thousand which were not impaired. Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.

Financing Receivables on Nonaccrual Status as of:

	March 31, 2012	March 31, 2011

Commercial real estate:
Mixed use	$1,494	$1,616
Apartments	2,114	2,757
Industrial (other)	2,977	1,500
Retail	—	769
Offices	1,271	—

Residential:
Residential (1-4 family)	1,192	2,587
Condominium	—	352

	$9,048	$9,581

Following is an age analysis of past due loans as of March 31, 2012 and March 31, 2011, by loan portfolio class (in thousands):

	Age Analysis of Past Due Financing Receivables as of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More	Total Past Due	Current	Total
Commercial real estate:
Mixed use	$—	$—	$—	$—	$32,101	$32,101
Apartments	—	1,533	—	1,533	59,642	61,175
Industrial (other)	—	616	777	1,393	33,216	34,609
Retail	—	—	—	—	25,039	25,039
Offices	—	562	—	562	13,710	14,272
Land and construction	—	—	—	—	937	937
Residential:
Residential real estate loans	490	329	436	1,255	237,396	238,651
Residential (condominium)	—	—	—	—	31,673	31,673
Home equity lines of credit	8	—	—	8	8,463	8,471
Commercial and industrial loans	—	—	—	—	1,127	1,127
Consumer loans	—	—	—	—	831	831

	$498	$3,040	$1,213	$4,751	$444,135	$448,886

	Age Analysis of Past Due Financing Receivables as of March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More	Total Past Due	Current	Total
Commercial real estate:
Mixed use	$398	$—	$1,616	$2,014	$36,605	$38,619
Apartments	—	258	2,757	3,015	75,655	78,670
Industrial (other)	—	—	1,500	1,500	36,005	37,505
Retail	—	—	769	769	28,276	29,045
Offices	—	—	—	—	15,235	15,235
Land and construction	—	—	—	—	456	456
Residential:
Residential real estate	782	247	2,587	3,616	152,978	156,594
Condominium	—	—	352	352	26,211	26,563
Home equity lines of credit	—	—	—	—	8,426	8,426
Commercial and industrial loans	—	—	—	—	2,212	2,212
Consumer loans	4	—	—	4	888	892

	$1,184	$505	$9,581	$11,270	$382,947	$394,217

There were no loans which were past due 90 days or more and still accruing interest as of March 31, 2012 and March 31, 2011.

Credit Quality Indicators. Management regularly reviews the problem loans in the Bank’s portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following tables sets forth the balance of loans classified as pass, special mention, substandard or doubtful at March 31, 2012 and 2011 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment.

The following tables display the loan portfolio by credit quality indicators as of March 31, 2012 and March 31, 2011 (in thousands):

	March 31, 2012
	Commercial and Industrial Loans	Residential Real Estate	Home Equity Lines of Credit	Commercial Real Estate	Land and Construction	Consumer Loans	Total
Pass	$1,127	$269,280	$8,466	$151,637	$937	$831	$432,278
Special mention	—	—	—	7,703	—	—	7,703
Substandard	—	1,044	5	7,856	—	—	8,905

	$1,127	$270,324	$8,471	$167,196	$937	$831	$448,886

	March 31, 2011
	Commercial and Industrial Loans	Residential Real Estate	Home Equity Lines of Credit	Commercial Real Estate	Land and Construction	Consumer Loans	Total
Pass	$2,212	$181,587	$8,426	$188,917	$456	$892	$382,490
Special mention	—	1,570	—	7,128	—	—	8,698
Substandard	—	—	—	3,029	—	—	3,029

	$2,212	$183,157	$8,426	$199,074	$456	$892	$394,217

Following is a summary of the activity in the allowance for loan losses by loan portfolio segment for the years ended March 31, 2012 and March 31, 2011 (in thousands):

	For the Year Ending March 31, 2012
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$873	$2,820	$17	$16	$166	$3,892
Charge offs	(441)	(604)	(3)	(10)	—	(1,058)
Recoveries	33	—	—	5	—	38
Provision (benefit)	932	604	(2)	(6)	(128)	1,400

Ending balance	$1,397	$2,820	$12	$5	$38	$4,272

	For the Year Ending March 31, 2011
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$853	$2,037	$44	$22	$82	$3,038
Charge offs	(68)	(171)	—	(11)	—	(250)
Recoveries	—	—	—	4	—	4
Provision (benefit)	88	954	(27)	1	84	1,100

Ending balance	$873	$2,820	$17	$16	$166	$3,892

Following is a summary of the allowance for loan losses and loans at March 31, 2012 and March 31, 2011by loan portfolio segment disaggregated by impairment method (in thousands):

	Allowance for Loan Losses as of March 31, 2012
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$210	$1,315	$—	$—	$—	$1,525
Collectively evaluated for impairment	1,187	1,505	12	5	38	2,747

	$1 ,397	$2,820	$12	$5	$38	$4,272

Loans ending balance:
Individually evaluated for impairment	$1,981	$13,400	$—	$—	$—	$15,381
Collectively evaluated for impairment	276,814	154,733	1,127	831	—	433,505

	$278,795	$168,133	$1,127	$831	$—	$448,886

	Allowance for Loan Losses as of March 31, 2011
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$110	$1,307	$—	$—	$—	$1,417
Collectively evaluated for impairment	763	1,513	17	16	166	2,475

	$873	$2,820	$17	$16	$166	$3,892

Loans ending balance:
Individually evaluated for impairment	$3,588	$12,486	$—	$—	$—	$16,074
Collectively evaluated for impairment	187,833	187,572	690	2,048	—	378,143

	$191,421	$200,058	$690	$2,048	$—	$394,217

Following is a summary of impaired loans and their related allowances within the allowance for loan losses at March 31, 2012 and March 31, 2011 (in thousands):

	Impaired Loans and Their Related Allowances as of March 31, 2012
	Recorded Investment *	Unpaid Principal Balance	Related Allowance	Partial Charge-offs Recorded During the Year	Average Recorded Investment	Interest Income Recognized During Year
With no related allowance recorded:
Residential real estate and condominium	$1,048	$1,128	$—	$100	$1,737	$47
Commercial real estate and land	7,740	7,747	—	—	7,965	434
With an allowance recorded:
Residential real estate and condominium	933	1,092	210	—	1,593	36
Commercial real estate and land	5,660	5,867	1,315	—	4,906	155
Total
Residential real estate and condominium	1,981	2,220	210	100	3,329	83
Commercial real estate and land	$13,400	$13,614	$1,315	$—	$12,871	$589

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

	Impaired Loans and Their Related Allowances as of March 31, 2011
	Recorded Investment *	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Residential real estate and condominium	$2,119	$2,123	$—
Commercial Real Estate and Land	8,894	8,920	—
With an allowance recorded:
Residential real estate and condominium	$1,468	$1,630	$110
Commercial real estate and land	3,629	4,580	1,307
Total
Residential real estate and condominium	3,587	3,753	110
Commercial real estate and land	$12,523	$13,500	$1,307

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

Impaired loans are evaluated separately and measured utilizing guidance set forth by ASC 310 as described in Note 1 to the Company’s audited financial statements for the year ended March 31, 2012. All loans modified in TDRs are included in impaired loans.

Following are tables detailing the modifications which occurred during the year ended March 31, 2012, (in thousands):

	Troubled Debt Restructurings
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs during the 12 months ended March 31, 2012:
Commercial real estate:	4	$1,533	$1,533
Residential real estate and condominium	2	219	119

TDRs during the 12 months ended March 31, 2012 which defaulted during the 12 months ended March 31, 2012:		Defaulted Balance at March 31, 2012
Commercial real estate	—	$—
Residential real estate and condominium	2	119

During the twelve months ended March 31, 2012, three customer relationships with six loans in total were modified in TDRs. These modifications were comprised of one commercial real estate loan relationship which totaled $1.5 million as of March 31, 2012 and two residential customer relationships which totaled $119 thousand. Charge offs were taken on two residential modifications in the amount of $100 thousand. Commercial real estate loans were modified for interest only payments but no interest rate relief. The residential real estate loans involved interest rate relief and interest only periods.

The following summarizes activity with respect to loans made by the Bank to directors and officers and their related interests for the years ended March 31, 2012 and 2011:

	2012	2011
Balance at beginning of year	$105	$305
New loans	—	4
Repayment of principal	(99)	(204)

Balance at end of year	$6	$105

Loans included above were made in the Bank’s ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated persons. All loans included above are performing in accordance with the terms of the respective loan agreement.

Note 4. Banking Premises and Equipment (In Thousands)

A summary of cost, accumulated depreciation and amortization of banking premises and equipment at March 31, 2012 and 2011 follows:

	2012	2011	Estimated Useful Lives
Land	$589	$589
Buildings and improvements	2,740	2,657	50 years
Furniture and fixtures	3,997	3,592	3-5 years
Leasehold improvements	1,568	1,568	5-10 years

	8,894	8,406
Less accumulated depreciation and amortization	(6,200)	(5,701)

Total	$2,694	$2,705

Depreciation and amortization for the years ended March 31, 2012 and 2011 amounted to $500 thousand and $623 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 5. Other Real Estate Owned (In Thousands)

The following summarizes activity with respect to other real estate owned during the year ended March 31, 2012 and 2011.

	2012	2011
Balance at beginning of year	$132	$60
Additions	188	132
Valuation adjustments	—	—
Sales	(187)	(60)

Balance at end of year	$133	$132

During fiscal 2012, two residential properties totaling $188 thousand were acquired through foreclosure. Also during fiscal 2012, two properties with a book value of $187 thousand were sold for $225 thousand resulting in a gain on sale of other real estate of $38 thousand. During fiscal 2011, one residential property totaling $132 thousand was acquired through foreclosure. Also during fiscal 2011, the sale of one property with a book value of $60 thousand was sold for $62 thousand resulting in a gain on sale of other real estate owned of $2 thousand.

Note 6. Deposits (Dollars in Thousands)

Deposits at March 31, 2012 and 2011 are summarized as follows:

	2012	2011
Demand deposit accounts	$45,902	$40,745
NOW accounts	30,547	28,989
Passbook and other savings accounts	59,924	55,326
Money market deposit accounts	67,525	76,201

Total non-certificate accounts	203,898	201,261

Term deposit certificates
Certificates of $100,000 and above	75,761	40,843
Certificates less than $100,000	64,875	66,973

Total term deposit certificates	140,636	107,816

Total deposits	$344,534	$309,077

Contractual maturities of term deposit certificates with weighted average interest rates at March 31, 2012 are as follows:

	Amount	Weighted Average Interest Rate
Within 1 year	$66,425	0.75%
Over 1 to 3 years	70,565	1.23
Over 3 years	3,646	1.23

	$140,636

Note 7. Federal Home Loan Bank Advances (Dollars in Thousands)

A summary of the maturity distribution of FHLB of Boston advances (based on final maturity dates) with weighted average interest rates at March 31, follows:

	2012		2011
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Within 1 year	$29,228	3.92%	$—	—%
Over 1 to 2 years	11,000	2.98	29,351	3.92
Over 2 to 3 years	22,000	2.93	11,000	2.98
Over 3 to 4 years	5,000	2.89	22,000	2.93
Over 4 to 5 years	—	—	5,000	2.89
Over 5 to 10 years	50,000	4.10	50,000	4.10

	117,228	3.68%	117,351	3.68%

At March 31, 2012, advances totaling $87 million are callable during fiscal 2013 prior to their scheduled maturity. The Bank is subject to a substantial penalty in the event it elects to prepay any of its FHLB of Boston advances.

The FHLB of Boston is authorized to make advances to its members subject to such regulations and limitations as the Federal Home Loan Bank Board may prescribe. The advances are secured by FHLB of Boston stock and a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. In addition, certain multi-family property loans are pledged to secure FHLB of Boston advances. The Bank’s unused borrowing capacity with the FHLB of Boston was approximately $84 million at March 31, 2012.

Note 8. Income Taxes (Dollars in Thousands)

The components of the provision for income taxes for the years indicated are as follows:

	Year Ended March 31,
	2012	2011
Current
Federal	$(255)	$—
State	7	5

Total current (benefit) provision (benefit)	(248)	5

Deferred
Federal	208	578
State	142	363
Change in valuation allowance	(11)	—

Total deferred provision	339	941

Provision for income taxes	$91	$946

The provision for income taxes for the periods presented is different from the amounts computed by applying the statutory Federal income tax rate to income before income taxes. The differences between expected tax rate and effective tax rates are as follows:

	Year Ended March 31,
	2012	2011
Statutory federal tax rate	34.0%	34.0%
Items affecting federal income tax rate:
Dividends received deduction	(7.8)	(2.6)
Net state impact of deferred rate change	—	3.0
State income taxes – net of federal tax benefit	10.5	7.2
Bank-owned life insurance deduction	(10.2)	(3.6)
Valuation allowance	(1.2)	(4.8)
Stock-based compensation	(1.0)	1.2
Merger expenses	4.4	—
Reversal of uncertain tax position	(15.3)	—

Other	(3.7)	1.0

Effective tax rate	9.7%	35.4%

The components of gross deferred tax assets and gross deferred tax liabilities that have been recognized at March 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,706	$1,580
Depreciation	779	814
Post- retirement employee benefits	643	425
Write-down of investment securities	279	845
Net operating loss carryforward	562	434
Other	133	442

Gross deferred tax assets	4,102	4,540
Less: valuation allowance	(279)	(290)

	3,823	4,250

Deferred tax liabilities:
Unrealized gain on securities, net	475	452
Other	95	198

Gross deferred tax liabilities	570	650

Net deferred tax asset	$3,253	$3,600

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

As of March 31, 2012, the Company provided a liability of $11 thousand of unrecognized tax benefits related to various federal and state income tax matters as compared to $155 thousand as of March 31, 2011. During the year ending March 31, 2012, the Company reversed $144 thousand of the prior year unrecognized tax benefits and the amount of unrecognized tax benefit that would impact the Company’s effective tax rate, if recognized, is $11 thousand.

In general, the tax years ended March 31, 2009 through March 31, 2012 remain open to examination by federal and state taxing jurisdictions to which the Company is subject.

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

Financial instruments with off-balance sheet risks as of March 31, 2012 and 2011 included the following:

	At March 31,
	2012	2011
Unused lines and letters of credit	$14,566	$15,940
Unadvanced portions of commercial and construction loans	533	459
Commitments to originate residential mortgage loans	24,942	11,232
Commitments to sell residential mortgage loans	—	595

Total off-balance sheet commitments	$40,041	$28,226

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

The Bank is also a party to lease commitments related to premises used to conduct its business. A summary of minimum rentals of banking premises for future periods under non-cancelable operating leases follows:

Years Ending March 31,
2013	$362
2014	338
2015	334
2016	315
2017	18
Thereafter	5

Total	$1,372

Certain leases contain renewal options, the potential impact of which is not included above. Rental expense for each of the years ended March 31, 2012 and 2011 totaled $372 thousand and $365 thousand, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of operations.

Note 10. Stockholders’ Equity (Dollars in Thousands)

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies. The minimum core (leverage) capital ratio required for banks with the highest overall rating from bank regulatory agencies is 3.00% and is 4.00% for all others. The Bank must also have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier I capital, consisting of common stockholders’ equity). As of March 31, 2012, the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2012:
Company (consolidated)
Total risk-based capital	$54,543	16.39%	$26,623	≥	8.00%	N/A		N/A
Tier 1 capital	50,219	15.09	13,312	≥	4.00	N/A		N/A
Tier 1 leverage capital	50,219	9.83	20,435	≥	4.00	N/A		N/A
Bank
Total risk-based capital	$49,282	14.83%	$26,585	≥	8.00%	$33,231	≥	10.00%
Tier 1 capital	44,958	13.53	13,291	≥	4.00	19,937	≥	6.00
Tier 1 leverage capital	44,958	8.81	20,412	≥	4.00	25,515	≥	5.00
As of March 31, 2011:
Company (consolidated)
Total risk-based capital	$56,531	18.53%	$24,406	≥	8.00%	N/A		N/A
Tier 1 capital	52,514	17.22	11,854	≥	4.00	N/A		N/A
Tier 1 leverage capital	52,514	10.66	19,705	≥	4.00	N/A		N/A
Bank
Total risk-based capital	$50,954	16.72%	$24,380	≥	8.00%	$30,475	≥	10.00%
Tier 1 capital	46,938	15.40	12,192	≥	4.00	18,288	≥	6.00
Tier 1 leverage capital	46,938	9.58	19,598	≥	4.00	24,498	≥	5.00

The Company and the Bank may not declare or pay cash dividends on their stock if the effect thereof would cause capital to be reduced below regulatory requirements, or if such declaration and payment would otherwise violate regulatory requirements.

Note 11. Employee Benefits (Dollars in Thousands)

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

The Pension Plan is sponsored by the Cooperative Banks Employees Retirement Association under the name CBERA Plan C with a plan Employer Identification Number of 04-6035593 and a plan number of 334. The actuarial valuation was completed as of January 1, 2011 for the plan year ending December 31, 2011 with a 94.7% funded target attainment percentage. The Bank’s plan year contributions totaled $390 thousand and did not exceed 5% of the total contributions received by the 45 participating employers in the plan. The Bank was not subject to any specific minimum contributions other than amounts, determined by the Trustees of the Plan, that maintain the funded status of the Plan in accordance with the requirements of the Pension Protection Act (PPA) and ERISA.

Expenses for the Pension Plan and the Savings Plan were $535 thousand and $527 thousand, for the years ended March 31, 2012 and 2011, respectively. Forfeitures are used to reduce expenses of the plans.

Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan (“ESOP”) in November 1989 that is authorized to purchase shares of outstanding common stock of the Company from time to time in the open market or in negotiated transactions. The ESOP is a tax-qualified retirement plan for the exclusive benefit of the Bank’s employees. All full-time employees who have completed one year of service with the Bank are eligible to participate in the ESOP and vest at a rate of 20% annually commencing in the year of eligibility or immediately if service is terminated due to death, disability, retirement or change in control.

The ESOP purchased Company common shares using the proceeds of borrowings in 2004 and 2007 and holds the stock in a trust established under the Plan. The loans from the Company to the ESOP are collateralized by the unallocated shares of common stock. The outstanding balance of the three loans at March 31, 2012 and 2011 was $5.087 million and $5.676 million, respectively, and are eliminated in consolidation.

As set forth by ASC 718, compensation expense is recognized as the shares are allocated to participants based upon the fair value of the shares at the time they are allocated. As a result, changes in the market value of the Company’s stock have an effect on the Company’s results of operations but have no effect on stockholders’ equity. ESOP compensation expense for fiscal 2012 and 2011 amounted to $373 thousand and $260 thousand, respectively, based on the release to eligible employees of 21,506 shares in fiscal 2012 and 21,436 shares in fiscal 2011.

Company common stock dividends received by the ESOP on allocated shares that are not associated with financing are allocated to plan participants. Company common stock dividends received by the ESOP for allocated shares that are associated with financing provided by the Company are returned to the Bank for the purpose of reducing expenses.

The ESOP shares as of March 31, 2012 were as follows:

2012
Allocated shares	226,504
Unreleased shares	141,730

Total ESOP shares	368,234

Fair value of unreleased shares	$2,579,486

Other Post-Retirement Benefits (Dollars in Thousands)

The Bank maintains a post-retirement medical insurance plan and life insurance plan for certain individuals. The following tables summarize the funded status and the actuarial benefit obligations of these plans for fiscal 2012 and 2011:

	Year Ended March 31,
	2012		2011
	Life	Medical	Life	Medical
Actuarial present value of benefits obligation:
Retirees	$(182)	$(149)	$(165)	$(146)
Fully eligible participants	—	—	—	—

Total	$(182)	$(149)	$(165)	$(146)

Change in projected benefit obligation:
Accumulated benefit obligations at prior year-end	$(165)	$(146)	$(126)	$(144)
Service cost less expense component	—	—	—	—
Interest cost	(7)	(6)	(8)	(7)
Actuarial gain (loss)	13	(5)	(28)	—
Assumptions	(24)	(9)	(4)	(11)
Benefits paid	1	17	1	16

Accumulated benefit obligations at year-end	$(182)	$(149)	$(165)	$(146)

Change in plan assets:
Fair value of plan assets at prior year-end	$—	$—	$—	$—
Employer contributions	1	17	1	16
Benefits paid and expenses	(1)	(17)	(1)	(16)

Fair value of plan assets at current year-end	$—	$—	$—	$—

Change in accumulated other comprehensive income:
Other accumulated comprehensive income at prior fiscal year-end	$(134)	$(135)	$(173)	$(148)
Actuarial (gain) loss	(13)	5	28	—
Assumptions	24	9	4	11
Amortization included in pension expense	5	—	7	2

Other accumulated other comprehensive income at current year-end	$(118)	$(121)	$(134)	$(135)

Amounts with deferred recognition reconciliation of accrued pension cost:	$(299)	$(281)	$(299)	$(292)
Accrued pension cost at beginning of year
Plus net periodic cost	(2)	(6)	(1)	(5)
Minus employer contributions, net	1	17	1	16

Accrued cost at end of year	$(300)	$(270)	$(299)	$(281)

Benefit obligation weighted average assumption as change in projected benefit obligation:
Discount rate	3.25%	3.25%	4.50%	4.50%
Expected return on plan assets	3.25	3.25	4.50	4.50
Rate of compensation increase	n/a	n/a	n/a	n/a

Year Ended March 31,	2012		2011
	Life	Medical	Life	Medical
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	7	6	8	7
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	9	14	8	14
Amortization of actuarial gain	(14)	(14)	(15)	(16)

Net periodic benefit gain (cost)	$2	$6	$1	$5

Periodic benefit cost weighted average assumptions:
Discount rate	4.50%	4.50%	5.00%	5.00%
Rate of compensation increase	n/a	n/a	n/a	n/a

Amounts recognized in the consolidated balance sheets consist of:
Other liabilities	$(182)	$(149)	$(165)	$(146)

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$(126)	$(105)	$(150)	$(133)
Prior service credit	—	(41)	—	(52)
Transition liability	8	25	16	50

	$(118)	$(121)	$(134)	$(135)

Amounts anticipated to recognized in expense fiscal 2013:
Net gain	$(14)	$(13)	—	—
Prior service credit	—	(11)	—	—
Transition liability	8	25	—	—

	$6	$1	$—	$—

The plan is unfunded and the Company accrues actuarial determined benefit costs over the estimated service period of the employees in the plan as set forth in ASC 715.

The following table shows the effects of a 1% increase or decrease in the assumed health care trend rate on selected components of expense for fiscal 2013 and the on the accumulated projected benefit obligation as of March 31, 2012:

Effect on service cost plus interest cost components of benefit cost
1% decrease	$(1)
1% increase	1
Effect on accumulated projected benefit obligation
1% decrease	(8)
1% increase	$8

Projected life and medical benefits payments are as follows (in thousands):

Years Ending March 31,
2013	$34
2014	34
2015	33
2016	33
2017	32
2018 through 2022	$132

Supplemental Executive Retirement Plans

The Bank maintains supplemental retirement plans (“SERP”) for two highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank’s obligation is unfunded. The Bank recognizes retirement expense based upon an annual analysis performed by a benefits administrator. Annual SERP expense can vary based upon changes in factors such as changes in salaries or estimated retirement ages. SERP expense totaled $249 thousand for fiscal 2012 and $227 thousand for fiscal 2011. The SERP liability balance totaled $904 thousand at March 31, 2012 and $655 thousand at March 31, 2011.

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

Severance Agreement

The Bank has entered into a severance agreement (the “Severance Agreement”) with an executive officer. The Severance Agreement provides for a term of three years, with an automatic extension annually thereafter. The Severance Agreement provides that, in the event the Bank terminates the executive’s employment in connection with or within one year after any change in control, as such term is defined in the Severance Agreement, or the executive voluntarily terminates employment within that same time period following the occurrence of certain events that would constitute a constructive termination, the Bank will pay the executive a lump sum severance benefit equal to two times his annual base salary at the rate in effect just prior to the change in control.

Note 12. Legal Proceedings

The Company from time to time is involved as plaintiff or defendant in various legal actions incident to its business. None of these actions are believed to be material, either individually or collectively, to the results of operations and financial condition of the Company or any subsidiary.

Note 13. Troubled Asset Relief Program Capital Purchase Program

On August 25, 2011, the Company entered into and consummated a letter agreement (the “Repurchase Letter”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company redeemed, out of the proceeds of its issuance of 10,000 shares of its Series B Senior Non-Cumulative Perpetual Preferred Stock, all 10,000 outstanding shares of its Series A Fixed Rate Cumulative Perpetual Preferred Stock, liquidation amount $1,000 per share (the “Series A Preferred Stock”), for a redemption price of $10,013,889, including accrued but unpaid dividends to the date of redemption. On December 5, 2008, the Company sold $10.0 million in Series A Preferred Stock to the Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. This represented approximately 2.6% of the Company’s risk-weighted assets as of September 30, 2008. In connection with the investment, the Company had entered into a Letter Agreement and the related Securities Purchase Agreement with the Treasury pursuant to which the Company issued the 10,000 shares of Series A Preferred Stock and a warrant (the “Warrant”) to purchase 234,742 shares of the Company’s common stock for an aggregate purchase price of $10.0 million in cash.

The Company subsequently repurchased the Warrant from the Treasury on October 19, 2011 for an aggregate purchase price of $2.5 million.

Note 14. U.S. Treasury Department Small Business Lending Fund

On August 25, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the U.S. Department of the Treasury, pursuant to which the Company issued 10,000 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $10,000,000. The Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Small Business Lending Fund (“SBLF”) program, a fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The Company used the $10 million in SBLF funds to redeem shares of the Series A Preferred Stock issued under the TARP Capital Purchase Program.

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

The only assets of the Company recorded at fair value on a recurring basis at March 31, 2012 and March 31, 2011 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at March 31, 2012 and March 31, 2011 were impaired loans and other real estate owned (“OREO”). The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

At March 31, 2012	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$31,258	$—	$31,258
Single issuer trust preferred securities issued by financial institutions	1,041	—	—	1,041
Perpetual preferred stock issued by financial institutions	991	2,120	—	3,111
Common stock	3,650	—	—	3,650
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
Commercial real estate	—	—	4,345	4,345
Residential real estate	—	—	723	723
OREO	—	—	133	133

At March 31, 2011	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$18,823	$—	$18,823
Single issuer trust preferred securities issued by financial institutions	1,049	—	—	1,049
Perpetual preferred stock issued by financial institutions	2,063	1,122	—	3,185
Common stock	2,128	—	—	2,128
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
Commercial real estate	—	—	4,566	4,566
Residential real estate	—	—	443	443
OREO	—	—	132	132

The Company’s impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based upon appraisals of similar properties obtained from a third party. For Level 3 inputs, fair value is based upon management’s estimates of the value of the underlying collateral or the present value of the expected cash flows. At March 31, 2012, impaired loans measured at fair value using Level 3 inputs amounted to $5.1 million, which represents nine customer relationships, compared to ten customer relationships which totaled $5.0 million March 31, 2011.

OREO is measured at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of value of the collateral. At March 31, 2012, OREO was comprised of one residential condominium totaling $133 thousand. OREO at March 31, 2011 consisted of one residential condominium which totaled $132 thousand.

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

The following methods and assumptions were used by the Bank in estimating fair values of financial assets and liabilities:

Cash and Due from Banks – The carrying values reported in the balance sheet for cash and due from banks approximate their fair value because of the short maturity of these instruments.

Short-Term Investments – The carrying values reported in the balance sheet for short-term investments approximate fair value because of the short maturity of these investments.

Investment Securities Available for Sale – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period. Available for sale securities are recorded at fair value on a recurring basis. There were no Level 3 securities at March 31, 2012 or at March 31, 2011. The Company did not have any sales or purchases of Level 3 available for sale securities during the periods.

Loans – The fair values of loans are estimated using discounted cash flow analysis, using interest rates, estimated using local market data, of which loans with similar terms would be made to borrowers of similar credit quality. The incremental credit risk for nonperforming loans has been considered in the determination of the fair value of loans. Regular reviews of the loan portfolio are performed to identify impaired loans for which specific allowance allocations are considered prudent. Valuations of impaired loans are made based on evaluations that we believe to be appropriate in accordance with ASC 310, and such valuations are determined by reviewing current collateral values, financial information, cash flows, payment histories and trends and other relevant facts surrounding the particular credits.

Accrued Interest Receivable – The carrying amount reported in the balance sheet for accrued interest receivable approximates its fair value due to the short maturity of these accounts.

Stock in FHLB of Boston – The carrying amount reported in the balance sheet for FHLB of Boston stock approximates its fair value based on the redemption features of the stock.

The Co-operative Central Bank Reserve Fund – The carrying amount reported in the balance sheet for the Co-operative Central Bank Reserve Fund approximates its fair value.

Deposits – The fair values of deposits (excluding term deposit certificates) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for term deposit certificates are estimated using a discounted cash flow technique that applies interest rates estimated using local market data currently being offered on certificates to a schedule of aggregated monthly maturities on time deposits with similar remaining maturities.

Advances from FHLB of Boston – Fair values of non-callable advances from the FHLB of Boston are estimated based on the discounted cash flows of scheduled future payments using the respective quarter-end published rates for advances with similar terms and remaining maturities. Fair values of callable advances from the FHLB of Boston are estimated using indicative pricing provided by the FHLB of Boston.

Subordinated Debentures – The fair value of one subordinated debenture totaling $5.3 million whose interest rate is adjustable quarterly is estimated to be equal to its book value. The other subordinated debenture totaling $6.1 million has a fixed rate until March 15, 2017, at which time it will convert to an adjustable rate which will adjust quarterly. The maturity date is March 15, 2037. The fair value of this subordinated debenture is estimated based on the discounted cash flows of scheduled future payments utilizing a discount rate derived from instruments with similar terms and remaining maturities.

Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable – The carrying values reported in the balance sheet for advance payments by borrowers for taxes and insurance and accrued interest payable approximate their fair value because of the short maturity of these accounts.

Off-Balance Sheet Instruments – The Bank’s commitments to lend for unused lines of credit and unadvanced portions of loans have short remaining disbursement periods or variable interest rates, and, therefore, no fair value adjustment has been made.

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2012		March 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets
Cash and due from banks	$4,117	$4,117	$3,728	$3,728
Short-term investments	3,224	3,224	37,190	37,190
Investment securities available for sale	39,060	39,060	25,185	25,185
Net loans	444,614	454,454	390,325	394,475
Stock in Federal Home Loan Bank of Boston	8,203	8,203	8,518	8,518
The Co-operative Central Bank Reserve Fund	1,576	1,576	1,576	1,576
Accrued interest receivable	1,359	1,359	1,496	1,496

Liabilities
Deposits	$344,534	$345,998	$309,077	$300,875
Advances from FHLB of Boston	117,228	126,985	117,351	125,314
Subordinated debentures	11,341	8,856	11,341	8,651
Advance payments by borrowers for taxes and insurance	2,955	2,955	1,387	1,387
Accrued interest payable	403	403	405	405
Off-Balance Sheet Instruments	40,041	40,041	28,226	28,226

Note 16. Parent Company Only Condensed Financial Statements (In Thousands)

	At March 31,
Balance Sheets	2012	2011
Assets
Cash deposit in subsidiary bank	$138	$301
Investment in subsidiary	50,891	52,156
ESOP loan (Note 11)	5,087	5,676
Investment in unconsolidated subsidiary	341	341
Other assets	310	325

Total assets	$56,767	$58,799

Liabilities and Stockholders’ Equity
Subordinated debentures (Note 1)	$11,341	$11,341
Accrued taxes and other liabilities	80	337
Total stockholders’ equity	45,346	47,121

Total liabilities and stockholders’ equity	$56,767	$58,799

	Year Ended March 31,
Statements of Operations	2012	2011
Dividends from subsidiary bank	$3,400	$500
Interest income	421	468
Interest expense on subordinated debentures	(575)	(575)
Non-interest expenses	(625)	(460)

Income (loss) before income tax benefit	2,621	(67)
Income tax benefit	310	—

Income before equity in undistributed net (loss) income of subsidiary	2,931	(67)
Equity in undistributed net(loss) income of subsidiary	(2,080)	1,792

Net income	$851	$1,725

	Year Ended March 31,
Statements of Cash Flows	2012	2011
Cash flows from operating activities:
Net income	$851	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (loss) income of subsidiary	2,080	(1,792)
Changes in other assets and other liabilities	(242)	246

Net cash provided by operating activities	2,689	179

Cash flows from investing activities:
ESOP loans, net of repayment	589	578

Net cash provided by investing activities	589	578

Cash flows from financing activities:
Preferred stock issuance costs	(45)	—
Redemption of Series A warrants	(2,525)	—
Cash dividends paid	(871)	(798)

Net cash used in financing activities	(3,441)	(798)

Net decrease in cash in subsidiary bank	(163)	(41)
Cash in subsidiary bank at beginning of year	301	342

Cash in subsidiary bank at end of year	$138	$301

Note 17. Subsequent Events

On April 30, 2012, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent. As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $32.00 in cash or (ii) such number of shares of Independent common stock as determined by the exchange ratio provided for in the Merger Agreement, all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 40% of the aggregate merger consideration must consist of cash and 60% of the aggregate merger consideration must consist of shares of Independent common stock. Following the consummation of the transactions contemplated by the Merger Agreement, the Board of Directors of Independent and Rockland will each consist of its respective directors immediately prior to the merger and John J. Morrissey, a current director of the Company and the Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $750,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $2.2 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the merger is expected to be completed in the fourth quarter of 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Central Bancorp, Inc.

Somerville, Massachusetts

We have audited the consolidated balance sheet of Central Bancorp, Inc. and Subsidiary as of March 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Central Bancorp, Inc. and Subsidiary as of March 31, 2011 were audited by other auditors whose report dated June 17, 2011 expressed an unqualified opinion on those statements.

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

In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Central Bancorp, Inc. and Subsidiary as of March 31, 2012 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Shatswell, MacLeod & Company, P.C.

West Peabody, Massachusetts

June 13, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Central Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Central Bancorp, Inc and Subsidiary as of March 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ McGladrey & Pullen, LLP

Boston, Massachusetts

June 17, 2011

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a) On August 10, 2010, the Company was notified that, due to the fact that certain officers of Caturano and Company, P.C. became partners of McGladrey & Pullen, LLP effective July 20, 2010, Caturano and Company, P.C. resigned as the independent registered public accounting firm for the Company effective August 13, 2010. The audit reports of Caturano and Company, P.C. on the consolidated financial statements of the Company for the years ended March 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended March 31, 2010 and 2009 and through August 13, 2010 there were: (1) no disagreements between the Company and Caturano and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Caturano and Company, P.C. would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set for in Item 304(a)(1)(v) of Regulation S-K.

(b) Effective August 13, 2010, the Audit Committee of the Company’s Board of Directors engaged McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm. During the Company’s fiscal years ended March 31, 2010 and 2009 and the subsequent interim period preceding the engagement of McGladrey & Pullen, LLP, the Company did not consult with McGladrey & Pullen, LLP regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and McGladrey & Pullen, LLP did not provide any written report or oral advice that McGladrey & Pullen, LLP concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (3) any matter that was either the subject of a disagreement with Caturano and Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

(c) On December 15, 2011, Central Bancorp, Inc. (the “Company”) dismissed McGladrey & Pullen, LLP, which had previously served as independent registered public accounting firm for the Company. The decision to dismiss McGladrey & Pullen, LLP was approved by the Company’s Audit Committee. McGladrey and Pullen, LLP was appointed to serve as the Company’s independent registered public accounting firm on August 13, 2010 and therefore did not serve as the Company’s independent registered public accounting firm during the Company’s fiscal year ended March 31, 2010. The audit report of McGladrey & Pullen, LLP on the consolidated financial statements of the Company for the fiscal year ended March 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended March 31, 2011 and through the subsequent interim period preceding the date of McGladrey & Pullen, LLP’s dismissal, there were: (1) no disagreements between the Company and McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused them to make reference thereto in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

(d) On December 15, 2011, the Audit Committee of the Company’s Board of Directors engaged Shatswell, MacLeod & Company, P.C. as the Company’s independent registered public accounting firm. During the Company’s fiscal years ended March 31, 2011 and 2010 and the subsequent interim period preceding the engagement of Shatswell, MacLeod & Company, P.C. the Company did not consult Shatswell, MacLeod & Company, P.C. regarding: (1) the application of accounting principles to a specified transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on the Company’s financial statements, and Shatswell, MacLeod & Company, P.C. did not provide any written report or oral advice that Shatswell, MacLeod & Company, P.C. concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue; or (3) any matter that was either the subject of a disagreement with Shatswell, MacLeod & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or the subject of a reportable event.

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

(b)	Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based upon the criteria set forth in a report entitled “Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations” of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2012.

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

(c)	Changes to Internal Control Over Financial Reporting

Except as indicated herein, there were no changes in the Company’s internal control over financial reporting during the twelve months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The Company’s Board of Directors is currently composed of eight members. Under the Company’s Articles of Organization and Bylaws, directors are divided into three classes, with one class standing for election for a three-year term at each annual meeting of stockholders.

The following table sets forth for each director, his name, age, the year he first became a director of the Company and/or the Bank, and the year of expiration of his present term.

Name	Age at March 31, 2012	Year First Elected or Appointed Director of the Company or Bank	Present Term to Expire
Robert J. Hardiman	74	2009	2012
William P. Morrissey	84	2009	2012
Edward F. Sweeney, Jr.	70	2003	2012
John D. Doherty	55	1983	2013
Albert J. Mercuri, Jr.	55	2003	2013
Gerald T. Mulligan	66	2011	2013
Raymond Mannos	74	2009	2014
John J. Morrissey	45	2003	2014

Presented below is certain information concerning each of the Company’s directors. Unless otherwise stated, all directors have held the positions listed for at least the last five years.

Robert J. Hardiman is the President and Owner of Waltham Central School Transportation Company, Waltham Central Realty Trust and Elm Street Realty Trust. Mr. Hardiman is also the former owner of Waltham Central Square Taxi, Westway Taxi and City Hall Liquors. Mr. Hardiman has served as a City of Waltham License Commission Member since 1999 and as a member of the Board of Trustees of Leland Home since 2004. From 1995 to 1998, Mr. Hardiman served as a Director of The Federal Savings Bank. Mr. Hardiman is also the former President and a current member of the Massachusetts Bay Investment Trust.

Mr. Hardiman’s background provides the Board of Directors with critical experience in real estate matters, which are essential to the business of the Company and the Bank. Additionally, his former service as a director of The Federal Savings Bank affords the Board valuable insight regarding the local banking industry.

William P. Morrissey was appointed President and Chief Operating Officer of the Company and the Bank in February 2009. Mr. Morrissey joined the Bank in November 1992 and was promoted to the position of Executive Vice President and Chief Operating Officer of the Bank in April 2005. Until his promotion, he served as Senior Vice President for Corporate Affairs. Mr. Morrissey is a former chairman and a former member of the Board of Directors of the Federal Home Loan Bank of Boston. Prior to 1992, Mr. Morrissey served as Executive Vice President for Corporate Affairs at The Boston Five Cents Savings Bank and as Deputy Commissioner of Banks for the Commonwealth of Massachusetts. Mr. Morrissey is the father of Director John J. Morrissey.

Mr. Morrissey’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Company and Bank serves affords the Board valuable insight regarding the business and operation of the Company and Bank.

Edward F. Sweeney, Jr. is self-employed as a financial/management advisor. Since December 2002, he has served as a business consultant to the Malden Redevelopment Authority, an agency funded by the Department of Housing and Urban Development to work with communities to promote home ownership for low and moderate income families. In October 2005, Mr. Sweeney was also appointed to serve as Commissioner of the Department of Public Works. From March 1999 to October 2005, Mr. Sweeney served as Commissioner and former Chairman of the Malden Housing Authority. From May 1998 to December 2000, he served as Senior Vice President of US Trust, a $6 billion multi-bank holding company in Boston, Massachusetts. From 1996 to May 1998, Mr. Sweeney served as Senior Vice President of Somerset Savings Bank, Somerville, Massachusetts. From 1994 to 1996, Mr. Sweeney was President, Chief Executive Officer and a Director of Meetinghouse Co-operative Bank in Dorchester, Massachusetts. From 1966 to 1994, Mr. Sweeney served with the Division of Banking for the Commonwealth of Massachusetts. He retired as Senior Deputy Commissioner in 1994.

Mr. Sweeney’s extensive experience in the local banking industry provides the Board of Directors with valuable insight regarding the business and operation of the Bank. In addition, his experience as a financial/management advisor affords the Board substantial experience with respect to an industry that complements the financial services provided by the Bank.

John D. Doherty is the Chairman and Chief Executive Officer of the Company and the Bank. He became Chief Executive Officer of the Bank in April 1992. He served as President of the Company and the Bank from April 1986 to February 2009. As Chief Executive Officer, Mr. Doherty is responsible for the day-to-day operations of the Bank and reports on the Bank’s operations directly to the Board of Directors. In November 2002, Mr. Doherty became Chairman of the Board of the Company and became Chairman of the Board of the Bank in January 2009. Mr. Doherty also serves as the President and a Director of the Bank’s subsidiaries, Central Securities Corporation and Central Securities Corporation II and as a member of Metro Real Estate Holdings, LLC. He has been employed by the Bank in various other capacities since 1981. Mr. Doherty holds an M.B.A. degree from Boston University and a B.A. in Business Administration from Babson College. Mr. Doherty was Chairman of the Co-operative Central Bank until 2004 and is a former Trustee of the Co-operative Banks Employees Retirement Association. He is a member of the Board of Directors of the Massachusetts Bankers Association and a former Director of the Somerville Chamber of Commerce, former Treasurer of the Woburn Development Corporation and a former member of the Somerville High School Scholarship Committee, the Woburn Kiwanis Club, and the Needham Business Association and a past president of the Economy Club of Cambridge.

Mr. Doherty’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operation of the Company and Bank. Mr. Doherty’s knowledge of all aspects of the Company’s and Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our Chief Executive Officer.

Albert J. Mercuri, Jr. has served since 1987 as President and Chief Executive Officer of Data Direct, Inc., a national distributor of digital media publishing systems for financial statement & billing, medical imaging & records management, and digital forensics. Data Direct is located in Needham, Massachusetts. Mr. Mercuri is a 1979 graduate of Babson College where he earned a Bachelor of Science degree in Marketing.

Mr. Mercuri’s experience offers the Board of Directors substantial small company management experience, specifically within the region in which the Company conducts its business. In addition, through his business experience, Mr. Mercuri has gained significant technological knowledge, adding additional value to the Board.

Gerald T. Mulligan served as President and Chief Executive Officer of RiverBank in North Andover, Massachusetts from 2006 to 2010. Prior to that, Mr. Mulligan was President and Chief Executive Officer of Andover Bank in Andover, Massachusetts. Mr. Mulligan also served as Massachusetts Commissioner of Banks from 1979 to 1983 and is currently Chairman of Saving Bank Life Insurance Company. Mr. Mulligan is a graduate of the College of the Holy Cross, received his law degree from Georgetown University Law Center and has an MBA from Harvard University Graduate School of Business Administration.

Mr. Mulligan’s extensive experience in the local banking industry, as well as his regulatory experience and involvement in business and civic organizations in the communities in which the Bank serves, affords the Board valuable insight regarding the business and operation of the Company and Bank.

Raymond Mannos was one of the founding principals of Beacon Fiduciary Advisors, a private money-management firm in Chestnut Hill, Massachusetts that was organized in 1991 and acquired by Bank of New York in 2002. From 1989 to 1991, Mr. Mannos served as Senior Vice President and as a member of the Trust Committee of University Bank, Newton, Massachusetts. Mr. Mannos also served as Vice President and as a director and member of the Trust Committee of Brookline Trust Company from 1978 to 1989. From 1962 to 1978, Mr. Mannos was employed by Town Bank and Trust Company, Brookline, Massachusetts, where he served as Chairman of the Board and/or President at various times from 1973 until 1978.

Mr. Mannos’ extensive experience in the local banking industry provides the Board of Directors with valuable insight regarding the business and operation of the Bank. In addition, his role as a member of the investment committee of Beacon Fiduciary Advisors affords the Board substantial experience with respect to an industry that complements the financial services provided by the Bank.

John J. Morrissey is a founding partner of the law firm of Morrissey, Wilson & Zafiropoulos LLP in Braintree, Massachusetts. He was formerly a partner with the law firm of Quinn and Morris LLP in Boston, Massachusetts and was employed by Quinn and Morris LLP between 1993 and 2010. Mr. Morrissey currently serves as a member of the Massachusetts Board of Bar Overseer’s Hearing Committee which investigates complaints of attorney misconduct by conducting evidentiary hearings and makes recommendations for discipline to the Supreme Judicial Court. Mr. Morrissey has served as a member of the Medical Malpractice Tribunal for Suffolk County Massachusetts, which hears medical malpractice claims to determine if the evidence is sufficient for judicial inquiry without the posting of a statutory bond. Mr. Morrissey was recently reappointed to a second term as Vice Chair of the Massachusetts Bar Association’s Judicial Administration Council and serves on the Workplace Safety Task Force. He has served as an arbitrator on the Massachusetts Bar Association’s Fee Arbitration Board since 2005. Mr. Morrissey was formerly a member of the Massachusetts Bar Association’s House of Delegates and served two terms on the Executive Management Board. Mr. Morrissey is a Life Fellow of the Massachusetts Bar Foundation, the charitable arm of the Massachusetts Bar Association, and serves as a member of the Grant Advisory Committee. Mr. Morrissey serves as a member of the Board of Governors of the Massachusetts Academy of Trial Attorneys and was a past chair of the Workers’ Compensation Committee. John J. Morrissey is the son of William P. Morrissey, who serves as a Director of the Company and the Bank as well as the Company’s and Bank’s President.

As a practicing attorney and business owner, Mr. Morrissey effectively provides the Board with knowledge and insight necessary to assess issues facing a public company.

Executive Officers

The following sets forth the information, including the ages, at March 31, 2012 with respect to the Executive Officers of the Company. Executive officers are elected annually by the Board of Directors.

Stephen A. Calhoun, 59, joined the Bank in January 2005 as Senior Vice President, Chief Information Officer. From 1999 to 2004, Mr. Calhoun served as Senior Vice President of Information Technology for First Essex Bank/Sovereign Bank in Andover, Massachusetts. Previous to 1999, Mr. Calhoun was Vice President of Operations and Systems for Somerset Bank/U.S. Trust.

Paul S. Feeley, 65, joined the Bank in July 1997. He has served as Senior Vice President, Treasurer and Chief Financial Officer of the Company and Bank since October 2004 and also served in these positions from July 1997 to February 2002. In February 2002, he became Senior Vice President and Chief Information Officer of the Company and the Bank. Mr. Feeley is a member of the Financial Managers Society of which he is a former local chapter President and National Director. He is also a member of the Massachusetts Society of CPAs and served on its Financial Institutions Committee. From 1993 to 1997, Mr. Feeley was Senior Vice President and Treasurer of Bridgewater Credit Union. Prior to 1993, Mr. Feeley was Executive Vice President, Chief Financial Officer and Clerk of the Corporation at The Cooperative Bank of Concord, Acton, Massachusetts. He also serves as a Director of the Bank’s subsidiaries, Central Securities Corporation and Central Securities Corporation II and as a Manager of the Bank’s subsidiary Metro Real Estate Holding, LLC. Mr. Feeley received an undergraduate degree from the College of the Holy Cross.

Bryan E. Greenbaum, 49, joined the Bank in January 2005 as Senior Vice President of Retail Banking. From 2000 to 2004, Mr. Greenbaum served as Vice President of Branch Administration and later as Senior Vice President of Retail Banking at Abington Savings Bank. Previous to 2000, Mr. Greenbaum held various retail management positions at both Salem Five Cents Savings Bank and Warren Five Cents Savings Bank.

Richard J. Smith, 55, joined the Bank in January 2012 as Senior Vice President, Senior Loan Officer. From 2010 to January 2012, Mr. Smith served as an independent consultant managing pools of distressed assets, totaling greater than forty million in principal balance. From 2006 to 2010, Mr. Smith served as Senior Vice President, Director of Construction Lending for GMAC (Ally) Bank/GMAC Mortgage Corp. Previous to 2006, Mr. Smith held senior level positions in construction and commercial lending for Northfield Trust Mortgage Co. LLC/Northfield Capital, LLC, SIB Bank/Ivy Mortgage Corporation and Guaranty Residential Lending.

Rhoda K. Astone, 57, joined the Bank in 1973, working in various capacities within the Bank and left to raise her family in 1988. Ms. Astone rejoined the Bank in January 1999 as Executive Assistant to the senior management staff and became Secretary and Clerk of the Company in 2001, was promoted to Vice President in October 2004 and Senior Vice President in February 2010.

Shirley M. Tracy, 57, joined the Bank in October 1982 and was promoted to the position of Senior Vice President/Director of Human Resources in October 2004. Until her promotion, she served as Vice President/Director of Human Resources from 1993 to 2004. From 1978 to 1982, Ms. Tracy served in various positions at the Volunteer Cooperative Bank in Boston. Ms. Tracy received the Certificate in Human Resources Administration from Bentley College and holds an undergraduate degree from Regis College

Section 16(a) Beneficial Ownership Reporting Compliance

Under the Exchange Act, the Company’s officers and directors and all persons who own more than 10% of the Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company’s review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations from such persons that no annual report of changes in beneficial ownership were required, the Company believes during the fiscal year ended March 31, 2012 all Reporting Persons have complied with these reporting requirements.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s officers, directors and employees. The Code of Ethics is posted in the “Shareholder Information” section of the Company’s website, www.centralbk.com.

Corporate Governance

The Company’s board of directors has separately-designated standing Audit, Compensation and Nominating Committees.

The Company’s Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, meets quarterly to review reports prepared by the Company’s internal auditing firm. In addition, the Audit

Committee engages, subject to shareholder ratification, the Company’s independent auditors with whom it meets to review the planning for and the results of the annual audit of the Company’s consolidated financial statements. The current members of the Audit Committee are Directors Edward F. Sweeney, Jr. (Chairman), Raymond Mannos, Albert J. Mercuri Jr. and Robert J. Hardiman. All of the members of the Audit Committee are independent within the meaning of the NASDAQ Stock Market’s listing standards. The Company’s Board of Directors has determined that one member of the Audit Committee, Edward F. Sweeney, Jr, qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the U.S. Securities and Exchange Commission. Director Sweeney is “independent,” as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act. The Audit Committee met 8 times during the year ended March 31, 2012.

The Compensation Committee sets the compensation for the senior officers and directors of the Company and Bank and reviews various personnel issues such as wage and salary programs and incentive compensation. The Compensation Committee consists of Directors Edward F. Sweeney, Jr. (Chairman), Robert J. Hardiman and Albert J. Mercuri Jr. The Compensation Committee met 4 times during the year ended March 31, 2012.

The Nominating Committee nominates directors to be voted on at the Annual Meeting and recommends nominees to fill any vacancies on the Board of Directors. The Nominating Committee currently consists of Directors Gerald T. Mulligan (Chairman), Edward F. Sweeney, Jr. and Albert J. Mercuri, Jr. The members of the Nominating Committee are “independent directors” as defined in the NASDAQ Stock Market’s listing standards. The Nominating Committee met 1 time during the year ended March 31, 2012.

The Audit and Nominating Committees operate under a written charter, which govern each Committee’s composition, responsibilities and operations. The Company’s Board of Directors has not adopted a written charter for the Compensation Committee.

Item 11.    Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer of the Company for the 2012 fiscal year and the other two most highly compensated executive officers of the Company whose total compensation for the 2012 fiscal year exceeded $100,000.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
John D. Doherty	2012	$425,004	$—	$35,000	$144,672	$51,779	$63,237	$719,692
Chairman and Chief Executive Officer	2011	433,177	—	148,746	—	62,992	83,340	728,255
	2010	425,000	—	124,200	—	62,469	49,877	661,546

William P. Morrissey	2012	319,231	1,710	35,000	144,672	66,257	41,502	608,372
President and Chief Operating Officer	2011	315,192	—	108,496	—	69,715	46,146	539,549
	2010	270,838	—	124,200	—	48,146	25,506	468,690

Paul S. Feeley	2012	190,000	—	31,500	130,655	73,334	27,360	452,849
Senior Vice President, Treasurer and Chief Financial Officer	2011 2010	193,192 165,992	— —	— —	— —	75,521 54,388	28,271 18,880	296,984 239,260

(1)	For 2011, amounts represent 53 weekly pay periods; for 2012 and 2010, amounts represent 52 weekly pay periods.
(2)

Reflects the compensation expense recognized in accordance with FASB ASC Topic 718 on outstanding restricted stock awards for each of the named executive officers. The amounts were calculated based on the Company’s stock price as of the date of grant. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.

(3)	Amounts represent the aggregate change in the actuarial present value of accumulated benefit under the Company’s defined benefit retirement plan.
(4)	Details of the amounts reported in the “All Other Compensation” column for fiscal 2012 are provided in the table below:

	Mr. Doherty		Mr. Morrissey		Mr. Feeley
Employer contributions to 401(k) plan	$6,125		$6,356		$2,850
Market value of ESOP contributions	24,166		22,604		16,417
Dividends on grants issued	8,610		7,774		960
Group term life insurance	1,092		2,640		3,914
Perquisites		(a)		(b)		(b)

(a)	Represents club dues of $13,606 and the value of a Company provided automobile of $9,638.
(b)	Perquisites did not exceed $10,000.

Employment Agreements

The Bank has entered into employment agreements (the “Employment Agreements”) with John D. Doherty, Chief Executive Officer of the Bank, and William P. Morrissey, President of the Bank. The Employment Agreements each provide for a five-year term, with an automatic extension for one additional year on each anniversary, unless either party provides the other party with written notice of his or its intent not to renew to the term of the Employment Agreement. The Employment Agreements currently expire on December 20, 2016. Under the Employment Agreements, Mr. Doherty and Mr. Morrissey are entitled to an annual base salary of $425,000 and $350,000, respectively. Each Employment Agreement requires the Board of Directors of the Bank to review the executive’s salary annually. The Employment Agreements also provide for the executives’ participation in discretionary bonuses, as authorized and declared by the Board, as well as participation in retirement and medical plans of the Bank and certain fringe benefits. In the event that the Bank terminates the employment of either Mr. Doherty or Mr. Morrissey without “just cause,” as such term is defined in the Employment Agreements, the Bank will continue to pay the executive’s salary for the remaining term of the Employment Agreement. If the Bank terminates either Messrs. Doherty or Morrissey for “just cause,” the Bank shall be obligated to pay only the salary earned through the executive’s date of termination. Under the Employment Agreements, if the Bank terminates the employment of Mr. Doherty or Mr. Morrissey, in connection with or within three years after any change in control, as such term is defined in the Employment Agreements, or if either Mr. Doherty or Mr. Morrissey voluntarily terminates employment within that same time period following the occurrence of certain events that would constitute a constructive termination, the Bank will pay the executive a lump sum severance benefit equal to 2.99 times his “base amount” as defined in Section 280G(b)(3) of the Internal Revenue Code. Each Employment Agreement also provides that if the executive receives any benefits from the Bank in connection with a change in control that are subject to an excise tax under Section 4999 of the Internal Revenue Code, the Bank will pay the executive an additional “gross-up payment” to ensure that the executive remains in the same financial position had the excise tax not been imposed.

Executive Salary Continuation Agreements

The Bank has entered into Executive Salary Continuation Agreements (the “Salary Continuation Agreements”) with Messrs. Doherty and Morrissey. Under the Salary Continuation Agreements, upon his “retirement date” (the later of age 65 for Mr. Doherty and age 85 for Mr. Morrissey, or the executive’s separation from service), each executive is entitled to an annual benefit payable in monthly installments until death equal to 60% for Mr. Doherty and 40% for Mr. Morrissey, of the average high three years of his base salary, offset by: (i) the amount available to the executive under the Bank’s pension plan; (ii) the Bank’s annuitized 401(k) plan contribution to the executive; and (iii) 50% of the executive’s age 65 social security benefit for Mr. Doherty and a $9,480 social security benefit for Mr. Morrissey. The Salary Continuation Agreements each provide for a three percent annual cost of living increase with respect to the benefit payable under the Salary Continuation Agreements. Under each Salary Continuation Agreement, in the event of the executive’s death, his beneficiary is entitled to a pre-retirement death benefit of an amount equal to the executive’s Accrued Liability Retirement Account, as defined under each Salary Continuation Agreement and intended to reflect the amount of benefit liability required to be accrued by the Bank from time to time, and in the event the executive dies after his separation from service but before 180 monthly installments have been paid, the Bank will continue payments to the executive’s beneficiary of the installments until 180 installments have been paid. If the executive terminates his employment prior to the retirement date voluntarily or is discharged without cause, the executive is entitled to a benefit equal to the balance of his Accrued Liability Retirement Account on the date of termination, which shall be paid in one lump sum with 60 days of his separation from service. If the Bank terminates the executive’s employment for “cause,” the Salary Continuation Agreement will terminate with no further benefit obligation. In the event of a change in control, the executive is entitled to 100% of the Accrued Liability Retirement Account, which shall be paid in one lump sum within 60 days of the date of the change in control.

Severance Agreement

The Bank has entered into a severance agreement (the “Severance Agreement”) with Paul S. Feeley, Senior Vice President, Chief Financial Officer and Treasurer of the Company and the Bank. The Severance Agreement provides for a term of three years, with an automatic extension for one additional year on each anniversary, unless either the Bank or Mr. Feeley gives written notice to the other of his or its intention not to renew the term of the Severance Agreement. The Severance Agreement provides that, in the event the Bank terminates the employment of Mr. Feeley in connection with or within one year after any change in control, as such term is defined in the Severance Agreement, or Mr. Feeley voluntarily terminates employment within that same time period following the occurrence of certain events that would constitute a constructive termination, the Bank will pay Mr. Feeley a lump sum severance benefit equal to two times his annual base salary at the rate in effect just prior to the change in control provided, however, the payment may not exceed the difference between (i) 2.99 times Mr. Feeley’s “base amount,” as defined in Section 280G(b)(3) of the Internal Revenue Code, and (ii) the sum of any other “parachute payments,” as defined under Section 280G(b)(2) of the Internal Revenue Code, that he receives on account of the change in control.

Senior Management Incentive Compensation Plan

The Bank has established a short-term cash-based incentive program designed to reward senior management with a bonus based on the attainment of certain performance targets, specifically with respect to the Bank’s return on average assets (“ROAA”). For fiscal 2012, potential incentive distributions under the plan ranged from 0% of base salary to 24% of base salary for the Chief Executive Officer and the President and 0% of base salary to 18% of base salary for Senior Vice Presidents. Pursuant to the plan, and subject to the Board of Directors’ discretion, the Chief Executive Officer and the President were each eligible to receive an award equal to 4% of salary if the Bank achieved an ROAA level of 0.40% for fiscal 2012, with the award increasing 5.0% for each 0.05% increase in ROAA above the 0.40% threshold, subject to a maximum bonus of 24% of base salary. Senior Vice Presidents were eligible to receive an award equal to 4% of salary if the Bank achieved an ROAA level of 0.40% for fiscal 2012, with the award increasing 2.5% for each 0.05% increase in ROAA above the 0.40% threshold, subject to a maximum bonus of 18% of base salary. The Compensation Committee sets incentive awards. Awards are subject to the discretion of the Board of Directors. Because the Bank’s ROAA fell below the target levels set by the Compensation Committee in fiscal 2012, the Board of Directors determined not to award bonuses under this program in fiscal 2012.

Executive Health Insurance Plan Agreements

The Bank has also entered into Executive Health Insurance Plan Agreements (the “Health Insurance Plan Agreements”) with Messrs. Doherty and Morrissey. Under the terms of each Health Insurance Plan Agreement, the Bank will make an annual contribution of $10,000 for Mr. Doherty and $25,000 for Mr. Morrissey into each executive’s Liability Reserve Account, as defined under each Health Insurance Plan Agreement. Following termination of employment, the Bank will use the account to make premium payments for post-retirement health care insurance for the executive and his spouse until the Liability Reserve Account for each executive reaches a balance of zero dollars. Under the Health Insurance Plan Agreements, an executive forfeits his benefits if he is discharged for cause as specified in his Health Insurance Plan Agreement.

Life Insurance Endorsement Method Split Dollar Plan Agreement

The Bank maintains a Life Insurance Endorsement Method Split Dollar Plan Agreement (the “Split Dollar Plan Agreement”) with Mr. Morrissey. Under the terms of the Split Dollar Plan Agreement, the Bank is the owner of the life insurance policy under which Mr. Morrissey and his spouse, Donna C. Morrissey, are insureds. The Bank pays an amount equal to the planned premiums and any other premium payments that may be necessary to keep the policy in force. Upon the death of the second insured to die, the insured’s designated beneficiary is entitled to one million dollars and the Bank is entitled to the remainder of the death proceeds. Under the Split Dollar Plan Agreement, at all times, the Bank is entitled to the cash value of the life insurance policy, as defined in the policy, offset by any policy loans, unpaid interest, previous cash withdrawals and surrender charges. Mr. Morrissey forfeits his entitlement to all benefits under the Split Dollar Plan Agreement if his employment with the Bank is terminated for “cause,” as specified in his Split Dollar Plan Agreement.

Grants of Plan-Based Awards

Name	Grant Date	Number of Shares of Stock or Units (1)	Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock Awards and Options (3)
John D. Doherty	01/03/2012	2,000	8,267	$17.50	$179,672
William P. Morrissey	01/03/2012	2,000	8,267	17.50	179,672
Paul S. Feeley	01/03/2012	1,800	7,466	17.50	162,155

(1)

For Messrs. Doherty and Feeley, the restricted stock awards vest over a five-year period, with the first 20% vesting on January 3, 2013, the first anniversary of the award, and in four annual 20% increments thereafter. For Mr. Morrissey, the restricted stock awards vested immediately upon grant.

(2)

For Messrs. Doherty and Feeley, stock options vest over a five-year period, with the first 20% vesting on January 3, 2013, the first anniversary of the award, and in four annual 20% increments thereafter. For Mr. Morrissey, the stock options vested immediately upon grant.

(3)

Sets forth the grant date fair value of stock and option awards calculated in accordance with FASB ASC Topic 718. The grant date fair value of all stock awards is equal to the number of awards multiplied by $17.50.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of March 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John D. Doherty	11,561	—		$28.99	03/17/2015	8,049	(3)	$146,492
	—	8,267	(2)	17.50	01/03/2022	2,000	(4)	36,400
William P. Morrissey	4,253	—		28.99	03/17/2015	—		—
	8,267	—		17.50	01/03/2022	—		—
Paul S. Feeley	3,995	—		28.99	03/17/2015	—		—
	—	7,466	(2)	17.50	01/03/2022	1,800	(4)	32,760

(1)	Based upon the Company’s closing stock price of $18.20 on March 31, 2012.
(2)	Stock options vest in five equal annual installments with the first 20% vesting on January 3, 2013, the first anniversary of the grant.
(3)	The restricted stock awards vest over a five-year period with the first 40% vesting on March 17, 2013, the second anniversary of the award, and in three annual 20% increments thereafter.
(4)	The restricted stock awards vest in five equal annual installments with the first 20% vesting on January 3, 2013, the first anniversary of the date of the award.

Pension Benefits

The Company sponsors the CBERA Plan C to provide retirement benefits for eligible employees. Each of the named executive officers currently participates in the plan.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit ($) (1)
John D. Doherty	CBERA Plan C	31	$484,731
William P. Morrissey	CBERA Plan C	19	532,062
Paul S. Feeley	CBERA Plan C	14	439,960

(1)

The material assumptions used to calculate the present value of the accumulated pension benefit were as follows: age, years of service, the average of the highest three consecutive calendar years of compensation as of March 31, 2012 and a blended discount rate using 2.13%, 4.57% and 5.60% based on new Pension Protection Act methodology.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee Directors of the Company during the 2012 fiscal year.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert J. Hardiman	$35,900	—	—	—	—	$35,900
Raymond Mannos	31,850	—	—	—	—	31,850
James P. McDonough (2)	8,550	—	—	—	—	8,550
Albert J. Mercuri, Jr.	35,700	—	—	—	—	35,700
John J. Morrissey	30,000	—	—	—	—	30,000
Gerald T. Mulligan	27,900	—	—	—	—	27,900
Kenneth K. Quigley, Jr. (3)	20,100	—	—	—	—	20,100
Edward F. Sweeney, Jr.	35,750	—	—	—	—	35,750

(1)	Includes fees earned for service with the Company and the Bank.
(2)	Mr. McDonough resigned from the Boards of the Company and the Bank on August 30, 2011.
(3)	Mr. Quigley resigned from the Boards of the Company and the Bank on October 19, 2011.

Meeting Fees for Non-Employee Directors

Directors of the Company are paid a fee of $1,050 per Board meeting attended. In addition, members of the Company’s Audit Committee are paid a fee of $950 per Committee meeting attended and members of the Company’s Compensation Committee are paid a fee of $750 per Committee meeting attended. Directors of the Bank are paid a fee of $850 per Board meeting attended. The Chairmen of the Bank’s Audit and Security Committees are each paid a fee of $950 for each Committee meeting attended. Members of the Bank’s Audit and Securities Committees each receive a fee of $850 per Committee meeting attended. The Chairman and Chief Executive Officer and the President do not receive any director or Committee fees.

Deferred Compensation Plan for Non-Employee Directors

The Company has established a Deferred Compensation Plan for Non-Employee Directors pursuant to which Directors who are not employees of the Company or the Bank are eligible to defer all or a portion of their Director fees. Deferred fees are credited to an account in a grantor trust and invested in shares of the Common Stock. Shares allocated to a Director’s account are to be paid out in equal annual installments over a three-year period beginning six months after the Director ceases to be a Director. The trustees of the trust vote the shares held in the trust in accordance with directions given by the Company’s Board of Directors. During the year ended March 31, 2012, $8,400 was deferred on behalf of Director Morrissey but no shares were purchased during fiscal 2012 and none was deferred on behalf of Director Mercuri. No other directors participate in the plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Persons and groups beneficially owning in excess of five percent (5%) of the Common Stock are required to file certain reports regarding such ownership pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). The following table sets forth certain information as to those persons who the Company believes were the beneficial owners of more than 5% of the Company’s outstanding shares of Common Stock as of June 4, 2012.

Name and Address of Beneficial Owner	Amount and Nature Beneficial Ownership (1)		Percent of Shares of Common Stock Outstanding (2)
Central Co-operative Bank
Employee Stock Ownership Plan Trust
399 Highland Avenue
Somerville, Massachusetts 02144	368,234	(3)	21.8%

John D. Doherty
399 Highland Avenue
Somerville, Massachusetts 02144	308,714	(4)	18.1

PRB Investors, L.P. 111,903 (5) 6.6
PRB Advisors, L.L.C.
Stephen J. Paluszek
Andrew P. Bergman
245 Park Avenue, 24th Floor
New York, New York 10167	111,903	(5)	6.6

(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Common Stock as to which he has sole or shared voting or investment power, or has a right to acquire beneficial ownership of at any time within 60 days of March 31, 2012. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Unless otherwise indicated, the listed persons have direct ownership and sole voting and dispositive power.

(2)

For purposes of calculating percentage ownership, the number of shares of Common Stock outstanding includes any shares which the beneficial owner has the right to acquire within 60 days of March 31, 2012. Based on 1,690,951 shares outstanding as of March 31, 2012.

(3)

Of the shares beneficially owned by the Central Co-operative Bank Employee Stock Ownership Plan Trust (“ESOP”) as of March 31, 2012, 226,504 shares have been allocated to participating employees over which shares the trustees of the ESOP (the “ESOP Trustees”) and 141,730 shares have not been allocated, as to which shares the ESOP Trustees generally would vote in the same proportion as voting directions received from voting ESOP participants. The ESOP Trustees disclaim any beneficial ownership interest in the shares held by the ESOP.

(4)

Includes 24,872 shares of Common Stock allocated to the account of John D. Doherty in the ESOP, 10,049 shares of unvested restricted stock awarded under the Central Bancorp, Inc. 2006 Long-Term Incentive Plan and 11,561 shares subject to stock options granted under the Central Bancorp, Inc. 1999 Stock Option and Incentive Plan which Mr. Doherty may acquire within 60 days of March 31, 2012.

(5)

Based on the Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2012 by PRB Investors, L.P. and PRB Advisors, L.L.C., the sole general partner of PRB Investors, L.P., each of which may be deemed to beneficially own 111,903 shares of Common Stock. In addition, Stephen J. Paluszek and Andrew P. Bergman, both controlling persons of PRB Advisors, L.L.C., may be deemed to beneficially own 111, 903 shares. PRB Investors, L.P., PRB Advisors, L.L.C. and Messrs. Paluszek and Bergman share voting power and dispositive power with respect to the reported shares.

(b) The following table sets forth, as of March 31, 2012, the beneficial ownership of Common Stock by each of the Company’s directors and named executive officers, and by all directors and executive officers as a group.

	Beneficial Ownership
Name	Number of Shares		Percentage of Shares Outstanding (1)
John D. Doherty	308,714	(2)	18.1%
Robert J. Hardiman	11,000		*
Raymond Mannos	2,500		*
Albert J. Mercuri, Jr.	3,984	(3)	*
John J. Morrissey	2,772	(3)	*
William P. Morrissey	66,558	(4)	3.9
Gerald T. Mulligan	12,300	(5)	*
Edward F. Sweeney, Jr.	301		*
Paul S. Feeley	17,254	(6)	*
All directors and executive officers as a group (14 persons)	463,318	(7)	26.8%

(1)

In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of March 31, 2012 held by that individual or group. Based on 1,690,951 shares outstanding as of March 31, 2012.

(2)

Includes 24,872 shares of Common Stock allocated to his account in the ESOP, 10,049 shares of unvested restricted stock and 11,561 shares which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2012.

(3)	Includes shares credited to their accounts in the Deferred Compensation Plan for Non-Employee Directors as follows: Director Mercuri, 3,784 shares and Director John J. Morrissey, 2,648 shares.
(4)	Includes 15,167 shares allocated to Mr. Morrissey’s account in the ESOP and 12,520 shares which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2012.
(5)	Includes 1,300 shares held by Mr. Mulligan’s spouse.
(6)

Includes 8,459 shares allocated to Mr. Feeley’s ESOP account, 1,800 shares of unvested restricted stock and 3,995 shares of Common Stock which he has the right to acquire pursuant to options exercisable within 60 days of March 31, 2012.

(7)

Includes the 12,375 shares of Common Stock which may be acquired by executive officers who are not named executive officers pursuant to stock options exercisable within 60 days of March 31, 2012, 4,080 shares of unvested restricted stock for executive officers who are not named executive officers and 16,373 shares allocated to the ESOP accounts of executive officers who are not named executive officers.

*	Represents less than 1% of the Company’s outstanding Common Stock.

(c) Changes in Control

Other than the previously reported Agreement and Plan of Merger between the Company and Independent Bank Corp., management knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plan Information

The Company has adopted the 1999 Stock Option and Incentive Plan and the 2006 Long-Term Incentive Plan, pursuant to which equity may be awarded to participants. Both plans have been approved by stockholders.

The following table sets forth certain information with respect to the Company’s equity compensation plans as of March 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	73,589	$23.04	—
Equity compensation plans not approved by security holders	—	—	—

Total (1)	73,589	$23.04	—

(1)

The 1999 Stock Option Plan and the 2006 Long-Term Incentive Plan provides for a proportionate adjustment to the number of shares reserved thereunder in the event of a stock split, stock dividend, reclassification or similar event.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit the Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although the Bank does not currently have such a program in place.

In addition, Massachusetts law provides that co-operative banks are limited in the amount of money that they may lend to their officers. These limits are $500,000 for a mortgage on a primary residence, $150,000 for loans for educational purposes and $35,000 for all other types of loans in total. These restrictions do not apply to non-officer employees of a co-operative bank or to a co-operative bank’s outside directors.

The Company also maintains a comprehensive written policy for the review, approval and ratification of certain transactions with related persons. In accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director, executive officer or principal shareholder or to any related interest of any such person in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of the Company’s capital and surplus (up to a maximum of $500,000) and such loans must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, the Company’s Audit Committee also reviews all related party transactions (i.e., transactions required to be disclosed under SEC Regulation S-K, Item 404) for potential conflicts of interest situations on an ongoing basis and determines whether to approve such transactions. Pursuant to the Company’s Code of Ethics for Directors, Officers and Employees, all executive officers and directors of the Company must disclose any existing or potential conflicts of interest. Such potential conflicts of interest include, but are not limited to, the following: (i) personally benefiting from opportunities that are discovered through the use of Company property, contacts, information or position; and (ii) accepting employment or engaging in a business (including consulting or similar arrangements) that may conflict with the performance of the director’s or executive officer’s duties or the Company’s interests.

Director Independence

The Company’s Board of Directors is currently composed of eight members, all of whom are independent under the listing standards of the NASDAQ Stock Market, except John D. Doherty, William P. Morrissey and John J. Morrissey.

Item 14.    Principal Accountant Fees and Services

Audit Fees

For the years ended March 31, 2012 and 2011, the Company incurred the following amounts for its independent public accountants for fees aggregating $131,900 and $140,420, respectively.

The following table sets forth the fees billed to the Company for the fiscal years ending March 31, 2012 and 2011 by our independent public accountants:

	2012	2011
Audit fees (1)	$100,500	$110,000
Audit-related fees	—	—
Tax fees (2)	15,500	16,000
All other fees (3)	15,900	14,420

Total fees	$131,900	$140,420

(1)

Includes professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in Forms 10-Q and 10-K and services normally provided in connection with statutory and regulatory filings, including out-of-pocket expenses.

(2)	Tax fees include the following: preparation of state and federal tax returns and assistance with calculating estimated tax payments.
(3)	Represents professional services rendered in connection with the audit of the Bank’s employee stock ownership plan.

Pre-Approval of Services by the Independent Auditor

The Audit Committee does not have a policy for the pre-approval of non-audit services to be provided by the Company’s independent auditor. Any such services would be considered on a case-by-case basis. All non-audit services provided by the independent auditors in fiscal years 2012 and 2011 were pre-approved by the Audit Committee.

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

(3)	Exhibits

The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

The following exhibits are filed as exhibits to this Annual Report:

Exhibit No.	Description

3.1[1]	Articles of Organization of Central Bancorp, Inc.

3.2[2]	Amended and Restated Bylaws of Central Bancorp, Inc.

4.1[3]	Articles of Amendment to the Articles of Organization of Central Bancorp, Inc. Establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A

4.2[4]	Articles of Amendment to the Articles of Organization of Central Bancorp, Inc. Establishing Senior Non-Cumulative Perpetual Preferred Stock, Series B

10.1[5]	Employment Agreement by and between Central Co-operative Bank and John D. Doherty, dated December 20, 2007 †

10.2[5]	Employment Agreement by and between Central Co-operative Bank and William P. Morrissey, dated December 20, 2007 †

10.3[5]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, as amended, dated December 20, 2007 †

10.4[6]	Amendment to Salary Continuation Agreement by and between Central Co-operative Bank and John D. Doherty, dated March 29, 2012 †

10.5[5]	Executive Salary Continuation Agreement by and between Central Co-operative Bank and William P. Morrissey, as amended, dated December 20, 2007 †

10.6[5]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and John D. Doherty, dated December 20, 2007 †

10.7[5]	Executive Health Insurance Plan Agreement by and between Central Co-operative Bank and William P. Morrissey, dated December 20, 2007 †

10.8[5]	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Co-operative Bank and William P. Morrissey, dated December 20, 2007 †

10.9[1]	Severance Agreement between Central Co-operative Bank and Paul S. Feeley, dated May 14, 1998 †

10.10[1]	Amendment to Severance Agreement between Central Co-operative Bank and Paul S. Feeley, dated January 8, 1999 †

10.11[7]	Central Bancorp, Inc. 1999 Stock Option and Incentive Plan †

10.12[8]	Amended and Restated Deferred Compensation Plan for Non-Employee Directors †

10.13[9]	Senior Management Compensation Incentive Plan, as amended †

10.14[10]	Severance Agreement between the Bank and Bryan E. Greenbaum, dated March 17, 2005†

10.15[11]	Central Bancorp, Inc. 2006 Long-Term Incentive Plan †

10.16[12]	Securities Purchase Agreement, dated August 25, 2011, between Central Bancorp, Inc. and the U.S. Secretary of the Treasury with respect to the Series B Preferred Stock

10.17[13]	Agreement and Plan of Merger by and among Independent Bank Corp., Rockland Trust Company, Central Bancorp, Inc. and Central Co-operative Bank, dated as of April 30,

14[13]	Code of Ethics

21	Subsidiaries of Registrant

23.1	Consent of Shatswell MacLeod & Company, P.C.

23.2	Consent of McGladrey LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. §30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. §30.15 Certification of Chief Financial Officer

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed.
†	Management contract or compensatory plan.
(1)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (File No. 0- 25251) filed with the SEC on June 28, 1999.
(2)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on October 22, 2007.
(3)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 9, 2008.
(4)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on August 23, 2011.
(5)	Incorporated by reference to the exhibits filed with the Company’s Current Report on Form 8-K (File No. 0-25251) filed with the SEC on December 21, 2007.
(6)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on March 29, 2012.
(7)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-87005) filed on September 13, 1999.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0- 25251) filed with the SEC on February 17, 2009.

(9)	Incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 0-25251) filed with the SEC on August 13, 2010.
(10)	Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 (File No. 0-25251) filed with the SEC on June 29, 2005.
(11)	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-136234) filed with the SEC on August 2, 2006.
(12)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on August 29, 2011.
(13)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on May 3, 2012.
(14)	Incorporated by reference to the Current Report on Form 8-K (File No. 0-25251) filed with the SEC on April 13, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CENTRAL BANCORP, INC.

Date: June 18, 2012	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John D. Doherty John D. Doherty Chairman and Chief Executive Officer (Principal Executive Officer)	June 18, 2012

/s/ Paul S. Feeley Paul S. Feeley Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 18, 2012

/s/ William P. Morrissey William P. Morrissey President and Director	June 18, 2012

/s/ Robert J. Hardiman Robert J. Hardiman Director	June 18, 2012

/s/ Raymond Mannos Raymond Mannos Director	June 18, 2012

/s/ Albert J. Mercuri, Jr. Albert J. Mercuri, Jr. Director	June 18, 2012

/s/ John J. Morrissey John J. Morrissey Director	June 18, 2012

/s/ Gerald T. Mulligan Gerald T. Mulligan Director	June 18, 2012

/s/ Edward F. Sweeney, Jr. Edward F. Sweeney, Jr. Director	June 18, 2012