Form 10-Q
period 2012-06-30
CENTRAL BANCORP INC /MA/
filed 2012-08-13
CIK 1076394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Common Stock, $1.00 par value	1,690,951
Class	Outstanding at August 13, 2012

CENTRAL BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Financial Condition

(Unaudited – In Thousands)

	June 30, 2012	March 31, 2012
ASSETS
Cash and due from banks	$5,104	$4,117
Short-term investments	4,950	3,224

Cash and cash equivalents	10,054	7,341

Investment securities available for sale, at fair value (Note 3)	37,401	39,060
Stock in Federal Home Loan Bank of Boston, at cost (Notes 3)	8,203	8,203
The Co-operative Central Bank Reserve Fund, at cost (Note 3)	1,576	1,576

Total investments	47,180	48,839

Loans held for sale, at fair value	75	—

Loans (Note 4)	489,832	448,886
Less allowance for loan losses (Note 4)	(4,153)	(4,272)

Loans, net	485,679	444,614

Accrued interest receivable	1,365	1,359
Banking premises and equipment, net	2,603	2,694
Deferred tax asset, net	3,198	3,253
Other real estate owned	665	133
Goodwill, net	2,232	2,232
Bank-owned life insurance	9,733	9,648
Other assets	2,953	3,459

Total assets	$565,737	$523,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits (Note 5)	$356,900	$344,534
Federal Home Loan Bank advances	147,197	117,228
Subordinated debentures (Note 6)	11,341	11,341
Advance payments by borrowers for taxes and insurance	3,124	2,955
Accrued expenses and other liabilities	2,260	2,168

Total liabilities	520,822	478,226

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock – Series B Non-Cumulative Perpetual, $1.00 par value; 10,000 shares authorized; 10,000 shares issued and outstanding with a liquidation preference and redemption value of $10,000 at June 30, 2012 and March 31, 2012 (Note 15)	9,971	9,966
Common stock $1.00 par value; 15,000,000 shares authorized; 1,690,951 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	1,691	1,691
Additional paid-in capital	2,202	2,201
Retained income	34,277	34,966
Accumulated other comprehensive income (Note 7)	951	871
Unearned compensation – Employee Stock Ownership Plan (Note 11)	(4,177)	(4,349)

Total stockholders’ equity	44,915	45,346

Total liabilities and stockholders’ equity	$565,737	$523,572

See accompanying notes to consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of (Loss) Income

(Unaudited in thousands, except per share data)

	Three Months Ended
(In Thousands, Except Share and Per Share Data)	June 30,
	2012	2011
Interest and dividend income:
Mortgage loans	$5,213	$5,298
Other loans	14	38
Investments	296	233
Short-term investments	1	14

Total interest and dividend income	5,524	5,583

Interest expense:
Deposits	448	388
Advances from Federal Home Loan Bank of Boston	1,099	1,090
Other borrowings	141	137

Total interest expense	1,688	1,615

Net interest and dividend income	3,836	3,968
Provision for loan losses	150	500

Net interest and dividend income after provision for loan losses	3,686	3,468

Noninterest income:
Deposit service charges	256	240
Net gain from sales and write-downs of investment securities	4	490
Net gains on sales of loans	—	9
Bank-owned life insurance	85	72
Other	157	94

Total noninterest income	502	905

Noninterest expenses:
Salaries and employee benefits	2,787	2,595
Occupancy and equipment	490	529
Data processing fees	200	202
Professional fees	68	178
Merger expenses	551	—
FDIC deposit premiums	113	102
Advertising and marketing	25	32
Other expenses	488	407

Total noninterest expenses	4,722	4,045

(Loss) income before income taxes	(534)	328
(Benefit) provision for income taxes	(52)	92

Net (loss) income	$(482)	$236

Net (loss) income available to common shareholders	$(612)	$80

(Loss) earnings per common share – basic (Note 10)	$(0.39)	$0.05

(Loss) earnings per common share – diluted (Note 10)	$(0.39)	$0.05

Weighted average common shares outstanding – basic	1,561,934	1,530,547

Weighted average common and equivalent shares outstanding – diluted	1,575,815	1,686,755

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited – in Thousands)

	Three Months Ended
	June 30,
	2012	2011

Net (loss) income	$(482)	$236
Other comprehensive income (loss), net of tax:

Unrealized gains (losses) on securities
Change in Fair Value of Securities Available for Sale	82	83
Less: Net Security Gains Reclassified into Earnings	(2)	(293)

Net Change in Fair Value of Securities Available for Sale	80	(210)

Total other comprehensive income (loss)	80	(210)

Total comprehensive (loss) income	$(402)	$26

See accompanying notes to unaudited consolidated financials statements

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share and Per Share Data)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Series B Preferred Stock	Series B Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Income	Accumulated Other Comprehensive Income	Unearned Compensation- ESOP	Total Stockholders’ Equity

Balance at March 31, 2011	10,000	$9,709	—	$—	1,681,071	$1,681	$4,589	$35,288	$892	$(5,038)	$47,121
Net income	—	—	—	—	—	—	—	236	—	—	236
Unrealized loss on securities, net of reclassification adjustment (Note 3 & 7 ) and tax benefit of $114 thousand	—	—	—	—	—	—	—	—	(210)	—	(210)

Dividends paid to common stockholders ($0.05 per share)	—	—	—	—	—	—	—	(76)	—	—	(76)
Preferred stock accretion of discount and issuance costs	—	31	—	—	—	—	—	(31)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(125)	—	—	(125)
Stock-based compensation (Note)	—	—	—	—	—	—	108	—	—	—	108
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(70)	—	—	172	102

Balance at June 30, 2011	10,000	$9,740	—	$—	1,681,071	$1,681	$4,627	$35,292	$682	$(4,866)	$47,156

Balance at March 31, 2012	—	$—	10,000	$9,966	1,690,951	$1,691	$2,201	$34,966	$871	$(4,349)	$45,346
Net loss	—	—	—	—	—	—	—	(482)	—	—	(482)
Unrealized gain on securities, net of reclassification adjustment (Note 3 & 7) and tax expense of $55 thousand	—	—	—	—	—	—	—	—	80	—	80

Dividends paid to common stockholders ($0.05 per share)	—	—	—	—	—	—	—	(77)	—	—	(77)

Preferred stock accretion of discount and issuance costs	—	—	—	5	—	—	—	(5)	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	—	(125)	—	—	(125)
Stock-based compensation (Note 1)	—	—	—	—	—	—	31	—	—	—	31
Amortization of unearned compensation – ESOP	—	—	—	—	—	—	(30)	—	—	172	142

Balance at June 30, 2012	—	$—	10,000	$9,971	1,690,951	$1,691	$2,202	$34,277	$951	$(4,177)	$44,915

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited in thousands)

	Three Months Ended
	June 30,
(In thousands)	2012	2011

Cash flows from operating activities:

Net (loss) income	$(482)	$236
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	104	145
Amortization of premiums	53	33
Provision for loan losses	150	500
Stock-based compensation and amortization of unearned compensation – ESOP	173	210
Net gain, from sales and write-downs of investment securities	(4)	(490)
Bank-owned life insurance income	(85)	(72)
Gains on sales of loans held for sale	—	(9)
Originations of loans held for sale	(75)	(806)
Proceeds from sale of loans originated for sale	—	619
(Increase) decrease in accrued interest receivable	(6)	97
Decrease in other assets, net	506	206
Increase in accrued expenses and other liabilities, net	92	791

Net cash provided by operating activities	426	1,460

Cash flows from investing activities:

Loan principal originations, net	(41,747)	(23,513)
Principal payments on mortgage-backed securities	1,582	1,372
Proceeds from sales of investment securities	163	6,310
Purchases of investment securities	—	(9,842)
Purchase of banking premises and equipment	(13)	(77)

Net cash used in by investing activities	(40,015)	(25,750)

Cash flows from financing activities:

Net increase in deposits	12,366	8,422
Increase (decrease) in advance payments by borrowers for taxes and insurance	169	395
Proceeds from (repayments of) advances from FHLB of Boston	29,969	(30)
Cash dividends paid	(202)	(201)

Net cash provided by financing activities	42,302	8,586

Net increase (decrease) in cash and cash equivalents	2,713	(15,704)
Cash and cash equivalents at beginning of period	7,341	40,918

Cash and cash equivalents at end of period	$10,054	$25,214

Cash paid (received) during the period for:
Interest	$1,696	$1,629
Income taxes	—	(609)
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series A preferred stock issuance costs	—	31
Accretion of Series B preferred stock issuance costs	5	—
Loans transferred to other real estate owned	532	—

See accompanying notes to unaudited consolidated financial statements.

CENTRAL BANCORP AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

(1)	Basis of Presentation

The unaudited consolidated financial statements of Central Bancorp, Inc. and its wholly owned subsidiary, Central Co-operative Bank (the “Bank”) (collectively referred to as the “Company”), presented herein should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended March 31, 2012, included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on June 19, 2012. The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity or cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that are necessary for a fair presentation. The results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013 or any other period.

The Company owns 100% of the common stock of Central Bancorp Capital Trust I (“Trust I”) and Central Bancorp Statutory Trust II (“Trust II”), which have issued trust preferred securities to the public in private placement offerings. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 860 Transfers and Servicing, neither Trust I nor Trust II is included in the Company’s consolidated financial statements (See Note 6).

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended March 31, 2012 and are also included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q. For interim reporting purposes, the Company follows the same significant accounting policies.

(2)	Agreement and Plan of Merger

On April 30, 2012, the Company and the Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Independent Bank Corp. (“Independent”), the parent company of Rockland Trust Company (“Rockland”), pursuant to which the Company will merge with and into Independent. As part of the transaction, the Bank will also merge with and into Rockland. Under the terms of the Merger Agreement, each share of Company common stock, other than shares held by Independent, will convert into the right to receive either (i) $32.00 in cash or (ii) such number of shares of Independent common stock as determined by the exchange ratio provided for in the Merger Agreement, all as more fully set forth in the Merger Agreement and subject to the terms and conditions set forth therein. The Merger Agreement provides that 40% of the aggregate merger consideration must consist of cash and 60% of the aggregate merger consideration must consist of shares of Independent common stock. Following the consummation of the transactions contemplated by the Merger Agreement, the Board of Directors of Independent and Rockland will each consist of its respective directors immediately prior to the merger and John J. Morrissey, a current director of the Company and the Bank. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the merger by the holders of at least two-thirds of the outstanding common shares of the Company. The Company’s Board of Directors has called a special meeting of stockholders to be held on September 11, 2012 for stockholders to vote on the approval of the merger agreement. If the merger is not consummated under certain circumstances, the Company has agreed to reimburse Independent up to $750,000 for its reasonably documented fees and expenses and to pay Independent a termination fee of $2.2 million; provided however, that any amounts paid in reimbursement will be credited against the termination fee payable. Currently, the merger is expected to be completed in the fourth quarter of 2012.

As previously disclosed, a putative stockholder class action lawsuit was filed in connection with the Merger Agreement on July 17, 2012 in Superior Court in Middlesex County, Massachusetts, against the Company, each of its directors and Independent. For more information on the lawsuit, see the Company’s Current Report on From 8-K that was filed with the Securities and Exchange Commission on July 23, 2012

(3)	Investments

The amortized cost and fair value of investment securities available for sale at June 30, 2012, are summarized as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)

Government agency and government sponsored enterprise mortgage-backed securities	$28,820	$950	$(10)	$29,760
Single issuer trust preferred securities issued by financial institutions	1,001	35	—	1,036

Total debt securities	29,821	985	(10)	30,796
Perpetual preferred stock issued by financial institutions	3,042	114	—	3,156
Common stock	3,201	378	(130)	3,449

Total	$36,064	$1,477	$(140)	$37,401

The amortized cost and fair value of investment securities available for sale at March 31, 2012 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
		(In Thousands)

Government agency and government sponsored enterprise mortgage-backed securities	$30,453	$816	$(11)	$31,258
Single issuer trust preferred securities issued by financial institutions	1,001	40	—	1,041

Total debt securities	31,454	856	(11)	32,299
Perpetual preferred stock issued by financial institutions	3,043	93	(25)	3,111
Common stock	3,361	374	(85)	3,650

Total	$37,858	$1,323	$(121)	$39,060

During the three-month period ended June 30, 2012, there were no investment securities determined to be other-than-temporarily impaired.

Temporarily impaired securities as of June 30, 2012 are presented in the following table and are aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than or Equal to 12 Months		Greater Than 12 Months
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)
Government agency and government sponsored enterprise mortgage-backed securities	$—	$—	$340	$(10)
Common stock	597	(37)	337	(93)

Total temporarily impaired securities	$597	$(37)	$677	$(103)

During the three-month period ended June 30, 2012, the Company sold two common stock securities for a net gain of $4 thousand.

As of June 30, 2012, the Company has nine government agency mortgage-backed securities which have been in a continuous loss position for a period greater than twelve months and none which have been in a continuous loss position for less than twelve months. These debt securities have a total fair value of $340 thousand and unrealized losses of $10 thousand as of June 30, 2012. Management currently does not have the intent to sell these securities and it is more likely that it will not have to sell these securities before recovery of their cost basis. Based on management’s analysis of these securities, it has been determined that none of the securities are other-than-temporarily impaired as of June 30, 2012.

The Company has ten equity securities with a fair value of $934 thousand and unrealized losses of $130 thousand which were temporarily impaired at June 30, 2012. The total unrealized losses relating to these equity securities represent 12.0% of book value. This is an increase when compared to the ratio of unrealized losses to book value of 11.00% at March 31, 2012. Of these ten securities, four have been in a continuous loss position for greater than twelve months. Data indicates that, due to current economic conditions, the time for many stocks to recover may be substantially lengthened. Management’s investment approach is to be a long-term investor. As of June 30, 2012, the Company has determined that the unrealized losses associated with these securities are not other-than-temporary based on the projected recovery of the unrealized losses, and management’s intent and ability hold until recovery of cost.

The maturity distribution (based on contractual maturities) and annual yields of debt securities at June 30, 2012 are as follows:

	Amortized Cost	Fair Value	Annual Yield
	(Dollars in Thousands)
Government agency and government sponsored enterprise mortgage-backed securities

Due after one year but within five years	$351	$354	3.88%
Due after five years but within ten years	1,594	1,630	2.73
Due after ten years	26,875	27,776	3.42

	28,820	29,760

Trust preferred securities:
Due after ten years	1,001	1,036	7.78%

Total	$29,821	$30,796

Mortgage-backed securities are shown at their contractual maturity dates but actual maturities may differ as borrowers have the right to prepay obligations without incurring prepayment penalties.

Proceeds from sales of investment securities and related gains and losses for the three months ended June 30, 2012 and 2011 (all classified as available for sale) were as follows:

	2012	2011
	(Dollars in Thousands)
Proceeds from sales, maturities, redemptions	$163	$6,310

Gross gains	$33	$490
Gross losses	(29)	—
Other- than- temporary impairments	—	—

Net realized gain	$4	$490

Income tax expense on net realized gains	$2	$197

Mortgage-backed securities with a fair value of $424 thousand at June 30, 2012 were pledged to provide collateral for certain customers. Investment securities carried at $1.9 million were pledged under a blanket lien to partially secure the Bank’s advances from the FHLB of Boston. Additionally, investment securities carried at $1.9 million were pledged to maintain borrowing capacity at the Federal Reserve Bank of Boston.

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

The Company does not believe that its investment in the FHLB of Boston is impaired as of June 30, 2012. However, this estimate could change in the near term in the event that: (1) additional significant impairment losses are incurred on the mortgage-backed securities causing a significant decline in the FHLB of Boston’s regulatory capital status; (2) the economic losses resulting from credit deterioration on the mortgage-backed securities increases significantly; or (3) capital preservation strategies being utilized by the FHLB of Boston become ineffective.

The Co-operative Central Bank Reserve Fund (the “Fund”) was established for liquidity purposes and consists of deposits required of all insured co-operative banks in Massachusetts. The Fund is used by The Co-operative Central Bank to advance funds to member banks or to make other investments.

(4)	Loans

Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of June 30, 2012 there was $75 thousand in loans held for sale and at March 31, 2012, there were no loans held for sale.

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

Existing performing loan customers, who request a non-TDR loan modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.

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

The methodology employed in calculating the allowance for loan losses is portfolio segmentation. For the commercial real estate (“CRE”) portfolio, this is further refined through stratification within each segment based on loan-to-value (“LTV”) ratios. The CRE portfolio is further segmented by type of properties securing those loans. This approach allows the Bank to take into consideration the fact that the various sectors of the real estate market change value at differing rates and thereby present different risk levels. CRE loans are segmented into the following categories:

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

In developing ASC 450 reserve levels, regulatory guidance suggests using the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal. The charge-off ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner-occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At June 30, 2012, the commercial real estate concentration ratio was 263%, compared to a ratio of 286% at March 31, 2012.

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

During the three months ended June 30, 2012, management changed the various ASC 450 loss factors, specifically as it related to trends in delinquencies and impaired loans, changes in collateral values, charge-offs and recoveries, and trends and conditions related to economic conditions among the different loan types. As a result of these loss factor changes, increases in ASC 450 reserves of approximately $62 thousand were made to the allowance for loan losses.

Management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing non-performing loans to cover losses that may result from these loans at June 30, 2012.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. At June 30, 2012 and March 31, 2012, the reserve for unfunded commitments was not significant.

Loans, excluding loans held for sale, as of June 30, 2012 and March 31, 2012 are summarized below (in thousands):

	June 30, 2012	March 31, 2012

Real estate loans:
Residential real estate (1-4 family)	$323,897	$270,324
Commercial real estate	154,090	167,196
Land and construction	1,238	937
Home equity lines of credit	8,970	8,471

Total real estate loans	488,195	446,928
Commercial loans	780	1,127
Consumer loans	857	831

Total loans	489,832	448,886
Less: allowance for loan losses	(4,153)	(4,272)

Total loans, net	$485,679	$444,614

Nonaccrual loans totaled $8.6 million as of June 30, 2012 and were comprised of six commercial real estate customer relationships which totaled $6.7 million and five residential customers which totaled $1.9 million of which there was one residential customer relationship totaling $1.4 million which was not impaired. Nonaccrual loans totaled $9.1 million as of March 31, 2012 and were comprised of seven commercial real estate customer relationships which totaled $7.9 million and seven residential customer relationships which totaled $1.2 million. Total nonaccrual loans include nonaccrual impaired loans as well as certain nonaccrual residential loans that are not considered impaired.

Financing Receivables on Nonaccrual Status as of (In thousands):

	June 30,	March 31,
	2012	2012

Commercial real estate:
Mixed use	$1,463	$1,494
Apartments	2,104	2,114
Industrial (other)	966	2,977
Retail	897	—
Offices	1,269	1,271

Residential:
Residential (1-4 family)	1,911	1,192

	$8,610	$9,048

Following is an age analysis of past due loans as of June 30, 2012 and March 31, 2012, by loan portfolio class (in thousands):

	Age Analysis of Past Due Financing Receivables as of June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More	Total Past Due	Current	Total
Commercial real estate:

Mixed use	$—	$—	$—	$—	$30,992	$30,992
Apartments	—	—	1,357	1,357	51,341	52,698
Industrial (other)	—	—	—	—	32,139	32,139
Retail	—	—	—	—	24,639	24,639
Offices	—	—	562	562	13,060	13,622

Land and construction	—	—	—	—	1,238	1,238

Residential:
Residential real estate loans	574	1,378	322	2,274	288,940	291,214
Residential (condominium)	—	—	—	—	32,683	32,683
Home equity lines of credit	5	—	—	5	8,965	8,970
Commercial and industrial loans	—	—	—	—	780	780
Consumer loans	2	—	—	2	855	857

	$581	$1,378	$2,241	$4,200	$485,632	$489,832

	Age Analysis of Past Due Financing Receivables as of March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More	Total Past Due	Current	Total
Commercial real estate:
Mixed use	$—	$—	$—	$—	$32,101	$32,101
Apartments	—	1,533	—	1,533	59,642	61,175
Industrial (other)	—	616	777	1,393	33,216	34,609
Retail	—	—	—	—	25,039	25,039
Offices	—	562	—	562	13,710	14,272
Land and construction	—	—	—	—	937	937
Residential:
Residential real estate loans	490	329	436	1,255	237,396	238,651
Residential (condominium)	—	—	—	—	31,673	31,673
Home equity lines of credit	8	—	—	8	8,463	8,471
Commercial and industrial loans	—	—	—	—	1,127	1,127
Consumer loans	—	—	—	—	831	831

	$498	$3,040	$1,213	$4,751	$444,135	$448,886

There were no loans which were past due 90 days or more and still accruing interest as of June 30, 2012 and March 31, 2012.

Credit Quality Indicators. Management regularly reviews the problem loans in the Bank's portfolio to determine whether any assets require classification in accordance with Bank policy and applicable regulations. The following tables sets forth the balance of loans classified as pass, special mention, substandard or doubtful at June 30, 2012 and March 31, 2012 by loan class. Pass are those loans not classified as special mention or lower risk rating. Special mention loans are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such loans in the non-performing loan categories. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility the Bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent as those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts and conditions and values, highly questionable and improbable. Loans classified as loss are considered uncollectible and of such little value that their continuance as loans without the establishment of specific loss allowance is not warranted. Loans classified as substandard, doubtful or loss are individually evaluated for impairment.

The following tables display the loan portfolio by credit quality indicators as of June 30, 2012 and March 31, 2012 (in thousands):

	June 30, 2012
	Commercial and Industrial Loans	Residential Real Estate	Home Equity Lines of Credit	Commercial Real Estate	Land and Construction	Consumer Loans	Total

Pass	$780	$322,084	$8,965	$138,566	$1,238	$857	$472,490
Special mention	—	—	—	7,960	—	—	7,960
Substandard	—	1,813	5	7,564	—	—	9,382

	$780	$323,897	$8,970	$154,090	$1,238	$857	$489,832

	March 31, 2012
	Commercial and Industrial Loans	Residential Real Estate	Home Equity Lines of Credit	Commercial Real Estate	Land and Construction	Consumer Loans	Total

Pass	$1,127	$269,280	$8,466	$151,637	$937	$831	$432,278

Special mention	—	—	—	7,703	—	—	7,703
Substandard	—	1,044	5	7,856	—	—	8,905

	$1,127	$270,324	$8,471	$167,196	$937	$831	$448,886

Following is a summary of the activity in the allowance for loan losses by loan portfolio segment for the three and months ended June 30, 2012 and 2011 follows (in thousands):

	For the Three Months Ending June 30, 2012
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$1,397	$2,820	$12	$5	$38	$4,272
Charge offs	—	(265)	—	(4)	—	(269)
Recoveries	—	—	—	—	—	—
Provision (benefit)	58	133	(7)	4	(38)	150

Ending balance	$1,455	$2,688	$5	$5	$—	$4,153

	For the Three Months Ending June 30, 2011
	Residential Real Estate and Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Beginning balance	$816	$2,771	$16	$17	$272	$3,892
Charge offs	—	—	—	(5)	—	(5)
Recoveries	30	—	—	1	—	31
Provision (benefit)	410	256	(1)	2	(167)	500

Ending balance	$1,256	$3,027	$15	$15	$105	$4,418

Following is a summary of the allowance for loan losses at June 30, 2012 and March 31, 2012 by loan portfolio segment disaggregated by impairment method (in thousands):

	Allowance for Loan Losses as of June 30, 2012
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$155	$1,285	$—	$—	$—	$1,440
Collectively evaluated for impairment	1,300	1,403	5	5	—	2,713

	$1 ,455	$2,688	$5	$5	$—	$4,153

Loans ending balance:
Individually evaluated for impairment	$2,127	$12,170	$—	$—	$—	$14,297
Collectively evaluated for impairment	330,740	143,158	780	857	—	475,535

	$332,867	$155,328	$780	$857	$—	$489,832

	Allowance for Loan Losses as of March 31, 2012
	Residential Real Estate And Condominium	Commercial Real Estate And Land	Commercial And Industrial Loans	Consumer Loans	Unallocated	Total
Allowance for loan losses ending balance:
Individually evaluated for impairment	$210	$1,315	$—	$—	$—	$1,525
Collectively evaluated for impairment	1,187	1,505	12	5	38	2,747

	$1 ,397	$2,820	$12	$5	$38	$4,272

Loans ending balance:
Individually evaluated for impairment	$1,981	$13,400	$—	$—	$—	$15,381
Collectively evaluated for impairment	276,814	154,733	1,127	831	—	433,505

	$278,795	$168,133	$1,127	$831	$—	$448,886

Following is a summary of impaired loans and their related allowances within the allowance for loan losses for the quarter ended June 30, 2012 and June 30, 2011 (in thousands):

	Impaired Loans and Their Related Allowances as of June 30, 2012
	Recorded Investment *	Unpaid Principal Balance	Related Allowance	Partial Charge-offs Recorded During the Year	Average Recorded Investment	Interest Income Recognized During Quarter
With no related allowance recorded:
Residential real estate and condominium	$1,154	$1,383	$—	$—	$1,7464	$13
Commercial real estate and land	7,738	7,720	—	—	7,901	90
With an allowance recorded:
Residential real estate and condominium	973	978	155	—	1,150	8
Commercial real estate and land	4,432	4,660	1,285	—	4,467	4
Total
Residential real estate and condominium	$2,127	$2,361	$155	$—	$2,614	$21
Commercial real estate and land	$12,170	$12,380	$1,285	$—	$12,368	$90

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

	Impaired Loans and Their Related Allowances as of March 31, 2012
	Recorded Investment *	Unpaid Principal Balance	Related Allowance	Partial Charge-offs Recorded During the Year	Average Recorded Investment	Interest Income Recognized During Quarter
With no related allowance recorded:
Residential real estate and condominium	$1,048	$1,128	$—	$100	$1,737	$47
Commercial real estate and land	7,740	7,747	—	—	7,965	434
With an allowance recorded:
Residential real estate and condominium	933	1,092	210	—	1,593	36
Commercial real estate and land	5,660	5,867	1,315	—	4,906	155
Total
Residential real estate and condominium	$1,981	$2,220	$210	$100	$3,329	$83
Commercial real estate and land	$13,400	$13,614	$1,315	$—	$12,871	$589

*	Includes accrued interest, specific reserves and net unearned deferred fees and costs.

Following are tables detailing the modifications which occurred during the three months ended June 30, 2012 and 2011 (in thousands):

Troubled Debt Restructurings at June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs during the three months ended June 30, 2012:
Commercial real estate:	—	$—	$—
Residential real estate and condominium	1	113	113

Defaulted Balance at June 30, 2012
TDRs during the three months ended June 30, 2012 which defaulted during the three months ended June 30, 2012:

Commercial real estate		$—
Residential real estate and condominium		—

	Troubled Debt Restructurings at June 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
TDRs during the three months ended June 30, 2011:
Commercial real estate:	1	$417	$417
Residential real estate and condominium	1	200	200

		Defaulted Balance at June 30, 2011
TDRs during the three months ended June 30, 2011 which defaulted during the three months ended June 30, 2011:

Commercial real estate		$—
Residential real estate and condominium		—

During the three months ended June 30, 2012, one residential loan totaling $113 thousand was modified in a TDR. The modification of this residential real estate loan involved interest rate relief only.

During the three months ended June 30, 2011, two loans were modified in TDRs comprised of one residential real estate loan relationship which totaled $200 thousand as of June 30, 2011 and one commercial real estate loan relationship which totaled $417 thousand as of June 30, 2011. There were no commitments to lend additional funds to borrowers whose loans were modified as a TDR.

(5)	Deposits

Deposits at June 30, 2012 and March 31, 2012 are summarized as follows (In thousands):

	June 30, 2012	March 31, 2012

Demand deposit accounts	$47,039	$45,902
NOW accounts	31,413	30,547
Passbook and other savings accounts	61,211	59,924
Money market deposit accounts	70,779	67,525

Total non-certificate accounts	210,442	203,898

Term deposit certificates
Certificates of $100,000 and above	82,478	75,761
Certificates less than $100,000	63,980	64,875

Total term deposit certificates	146,458	140,636

Total deposits	$356,900	$344,534

(6)	Subordinated Debentures

On September 16, 2004, the Company completed a trust preferred securities financing in the amount of $5.1 million. In the transaction, the Company formed a Delaware statutory trust, known as Central Bancorp Capital Trust I (“Trust I”). Trust I issued and sold $5.1 million of trust preferred securities in a private placement and issued $158,000 of trust common securities to the Company. Trust I used the proceeds of these issuances to purchase $5.3 million of the Company’s floating rate junior subordinated debentures due September 16, 2034 (the “Trust I Debentures”). The interest rate on the Trust I Debentures and the trust preferred securities is variable and adjustable quarterly at 2.44% over three-month LIBOR. At June 30, 2012 the interest rate was 2.91%. The Trust I Debentures are the sole assets of Trust I and are subordinate to all of the Company’s existing and future obligations for borrowed money. With respect to Trust I, the trust preferred securities and debentures each have 30-year lives and may be callable by the Company or Trust I, at their respective option, after five years, and sooner in the case of certain specific events, including in the event that the securities are not eligible for treatment as Tier 1 capital, subject to prior approval by the Federal Reserve Board, if then required. Interest on the trust preferred securities and the debentures may be deferred at any time or from time to time for a period not exceeding 20 consecutive quarterly periods (five years), provided there is no event of default.

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

(7)	Other Comprehensive Income

The Company has established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by, and distributions to, stockholders. Net income is a component of comprehensive income, with all other components referred to, in the aggregate, as other comprehensive income.

The Company’s other comprehensive income and related tax effect for the three months ended June 30, 2012 and 2011 are as follows (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Before Tax Amount	Tax Effect	After Tax Amount	Before Tax Amount	Tax Effect	After Tax Amount
Unrealized gains (losses) on securities:

Unrealized net holding gains during period	$139	$57	$82	$166	$83	$83
Less: reclassification adjustment for Net gains included in net income	4	2	2	490	197	293

Other comprehensive income (loss)	$135	$55	$80	$(324)	$(114)	$(210)

Information on the Company’s accumulated other comprehensive income, net of tax is comprised of the following components as of the period indicated:

	Unrealized Gain on Securities	Unrealized Gain on Pension Benefits	Total
	(In Thousands)
	2012
Accumulated other comprehensive income March 31, 2012	$727	$144	$871
Net change in other comprehensive income	80	—	80

Accumulated other comprehensive income June 30, 2012	$807	$144	$951

	2011
Accumulated other comprehensive income March 31, 2011	$732	$160	$892
Net change in other comprehensive income	(210)	—	(210)

Accumulated other comprehensive income June 30, 2011	$522	$160	$6 82

(8)	Commitments and Contingencies

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

Financial instruments with off-balance sheet risks as of June 30, 2012 and March 31, 2012 included the following (In thousands):

	June 30,	March 31,
	2012	2012

Unused lines and letters of credit	$14,429	$14,566
Unadvanced portions of commercial and construction loans	494	533
Commitments to originate residential mortgage loans	13,877	24,942
Commitments to sell residential mortgage loans	8,228	—

Total off-balance sheet commitments	$37,028	$40,041

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

Legal Proceedings. The Company from time to time is involved in various legal actions incident to its business. At June 30, 2012, none of these actions is believed to be material, either individually or collectively, to the results of operations and financial condition of the Company.

(9)	Subsequent Events

On July 19 2012, the Company’s Board of Directors approved the payment of a quarterly cash dividend of $0.05 per common share. The dividend is payable on or about August 17, 2012 to common stockholders of record as of August 3, 2012.

(10)	Earnings Per Share (EPS)

Unallocated shares of Company common stock held by the Central Co-operative Bank Employee Stock Ownership Plan Trust (the “ESOP”) are not treated as being outstanding in the computation of either basic or diluted earnings per share (“EPS”). As used in this calculation, at June 30, 2012 and 2011, there were approximately 127,000 shares and 149,000 unallocated ESOP shares, respectively.

The following depicts a reconciliation of earnings per share:

	Three Months Ended June 30,
	2012	2011
	(Amounts in thousands except per share amounts)

Net (loss) income as reported	$(482)	$236

Less preferred dividends and accretion	(130)	(156)

Net (loss) income available to common stockholders	(612)	80

Weighted average number of common shares outstanding	1,690,951	1,681,071

Weighted average number of unallocated ESOP shares	(129,017)	(150,524)

Weighted average number of common shares outstanding used in calculation of basic earnings per share	1,561,934	1,530,547

Incremental shares from the assumed exercise of dilutive securities	13,881	156,208

Weighted average number of common shares outstanding used in calculating diluted earnings per share	1,575,815	1,686,755

(Loss) earnings per common share

Basic	$(0.39)	$0.05

Diluted	$(0.39)	$0.05

At June 30, 2012, 33,589 stock options were anti-dilutive and therefore excluded from the above calculations for the three-month period ended June 30, 2012. At June 30, 2011, 34,458 stock options were anti-dilutive and, therefore, excluded from the above calculation for the three-month period.

(11)	Stock-Based Compensation

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

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards. However, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. As of June 30, 2012, no shares remained unissued and available for award under the Incentive Plan.

Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Estimated forfeiture rates represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for the three months ended June 30, 2012 and 2011.

During the fourth quarter of fiscal 2012, 9,880 restricted shares were issued under the Incentive Plan. Of these shares, 2,000 shares vested immediately and 7,880 shares vest over a five-year life. During the fourth quarter of fiscal 2012, the Company also granted stock options to purchase an aggregate of 40,000 shares. Of these stock options, 8,267 options vested immediately and 31,733 options vest over a five-year life. Stock-based compensation totaled $31 thousand and $108 thousand for the three months ended June 30, 2012 and 2011, respectively.

There was no stock option activity during the three months ended June 30, 2012.

As of June 30, 2012, the Company expects all non-vested stock options to vest over their remaining vesting periods.

As of June 30, 2012, the expected future compensation costs related to options and restricted stock vesting during the period of July 1, 2012 through March 31, 2013 is $92 thousand.

(12)	Bank-Owned Life Insurance

The Bank follows ASC 325 Investments – Other (“ASC 325”) in accounting for bank-owned life insurance. Increases in the cash value are recognized in other noninterest income and are not subject to income taxes. The Bank reviewed the financial strength of the insurance carriers prior to the purchase of the policies, and continues to conduct such reviews on an annual basis. Bank-owned life insurance totaled $9.7 million at June 30, 2012.

(13)	Recent Accounting Pronouncements

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

(14)	Fair Value Disclosures

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

Level 1 –	Quoted prices for identical instruments in active markets

Level 2 –	Quoted prices for similar instruments in active or non-active markets and model-derived valuations in which all significant inputs and value drivers are observable in active markets

Level 3 –	Valuation derived from significant unobservable inputs

The Company uses fair value measurements to record certain assets at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or market value accounting or write-downs of individual assets.

The only assets of the Company recorded at fair value on a recurring basis at June 30, 2012 and March 31, 2012 were securities available for sale. The assets of the Company recorded at fair value on a nonrecurring basis at June 30, 2012 and March 31, 2012 were impaired loans and other real estate owned (“OREO”).

The following table presents the level of valuation assumptions used to determine the fair values of such securities and loans:

At June 30, 2012	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$29,760	$—	$29,760
Single issuer trust preferred securities issued by financial institutions	1,036	—	—	1,036
Perpetual preferred stock issued by financial institutions	1,018	2,138	—	3,156
Common stock	3,449	—	—	3,449
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
Commercial real estate	—	—	3,147	3,147
Residential real estate	—	—	818	818
OREO	—	—	665	665

At March 31, 2012	Carrying Value (In Thousands)
	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:
Securities available for sale
Government agency and government sponsored agency mortgage-backed securities	$—	$31,258	$—	$31,258
Single issuer trust preferred securities issued by financial institutions	1,041	—	—	1,041
Perpetual preferred stock issued by financial institutions	991	2,120	—	3,111
Common stock	3,650	—	—	3,650
Assets recorded at fair value on a nonrecurring basis:
Impaired loans carried at fair value:
Commercial real estate	—	—	4,345	4,345
Residential real estate	—	—	723	723
OREO	—	—	133	133

There were no Level 3 securities at June 30, 2012 or March 31, 2012. The Company did not have any sales or purchases of Level 3 available for sale securities during the period.

The Company measures the fair value of impaired loans on a periodic basis in periods subsequent to its initial recognition. At June 30, 2012, impaired loans measured at fair value using Level 3 inputs amounted to $4.0 million, which represents ten customer relationships, compared to nine customer relationships which totaled $5.1 million at March 31, 2012. There were no impaired loans measured at fair value using Level 2 inputs at June 30, 2012 or March 31, 2012. Level 3 inputs utilized to determine the fair value of the impaired loan relationships at June 30, 2012 and March 31, 2012 consist of appraisals, which may be discounted by management using non-observable inputs, as well as estimated costs to sell.

OREO is measured at fair value less selling costs. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. As of June 30, 2012, the Company had one residential parcel and one commercial real estate parcel of OREO which totaled $665 thousand.

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

Investment Securities Available for Sale – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Examples of such instruments include publicly traded common and preferred stocks. If quoted prices are not available, then fair values are estimated by using pricing models (i.e., matrix pricing) and market interest rates and credit assumptions or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. Examples of such instruments include government agency and government sponsored agency mortgage-backed securities, as well as certain preferred and trust preferred stocks. Level 3 securities are securities for which significant unobservable inputs are utilized. There were no changes in valuation techniques used to measure similar assets during the period. Available for sale securities are recorded at fair value on a recurring basis. There were no Level 3 securities at June 30, 2012 or March 31, 2012. The Company did not have any sales or purchases of Level 3 available for sale securities during the periods.

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

The estimated carrying amounts and fair values of the Company’s financial instruments are as follows (In thousands):

	June 30, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$5,104	$5,104	$5,104	$—	$—
Short-term investments	4,950	4,950	4,950	—	—
Investment securities available for sale	36,064	37,401	5,503	31,898
Loans held for sale	75	75			75
Net loans	485,679	495,936			495,936
Stock in Federal Home Loan Bank of Boston	8,203	8,203	—	—	8,203
The Co-operative Central Bank Reserve Fund	1,576	1,576	—	—	1,576
Accrued interest receivable	1,365	1,365	1,365	—	—

Liabilities
Certificates of Deposits	$146,458	$147,831	—	$147,831	—
Advances from FHLB of Boston	147,197	156,987	—	156,987	—
Subordinated debentures	11,341	8,812	—	—	8,812
Advance payments by borrowers for taxes and insurance	3,124	3,124	3,124	—	—
Accrued interest payable	394	394	394	—	—

	March 31, 2012
	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$4,117	$4,117	$4,117	$—	$—
Short-term investments	3,224	3,224	3,224	—	—
Investment securities available for sale	39,060	39,060	5,682	33,378
Loans held for sale	—	—	—	—	—
Net loans	444,614	454,454	—	—	454,454
Stock in Federal Home Loan Bank of Boston	8,203	8,203	—	—	8,203
The Co-operative Central Bank Reserve Fund	1,576	1,576	—	—	1,576
Accrued interest receivable	1,359	1,359	1,365	—	—

Liabilities
Certificates of Deposits	$140,636	$142,100	—	142.100	—
Advances from FHLB of Boston	117,228	126,985	—	126,985	—
Subordinated debentures	11,341	8,856	—	—	8,856
Advance payments by borrowers for taxes and insurance	2,955	2,955	2,955	—	—
Accrued interest payable	403	403	403	—	—

(15)	Troubled Asset Relief Program Capital Purchase Program

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

(16)	U.S. Treasury Department Small business Lending Fund

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

Forward-Looking Statements

This document, as well as other written communications made from time to time by Central Bancorp, Inc. (the “Company”) and subsidiaries and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections, such as earnings projections, necessary tax provisions, and business trends) that are considered “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “intend,” “believe,” “expect,” “should,” “planned,” “estimated,” and “potential.” For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA. The Company’s ability to predict future results is inherently uncertain and the Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. These factors include but are not limited to: the risk that the Company’s strategic initiatives and business plans, including its prospective business combination with Independent Bank Corp., may not be satisfactorily completed or executed, if at all; recent and future bail-out actions by the government; a further slowdown in the national and Massachusetts economies; a further deterioration in asset values locally and nationwide; the volatility of rate-sensitive deposits; changes in the regulatory environment; increasing competitive pressure in the banking industry; operational risks including data processing system failures or fraud; asset/liability matching risks and liquidity risks; continued access to liquidity sources; changes in our borrowers’ performance on loans; changes in critical accounting policies and judgments; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; changes in the equity and debt securities markets; governmental action as a result of our inability to comply with regulatory orders and agreements; the effect of additional provision for loan losses; the effect of an impairment charge on our deferred tax asset; fluctuations of our stock price; the success and timing of our business strategies; the impact of reputation risk created by these developments on such matters as business generation and retention, funding and liquidity; the impact of regulatory restrictions on our ability to receive dividends from our subsidiaries; and political developments, wars or other hostilities may disrupt or increase volatility in securities or otherwise affect economic conditions. Additionally, other risks and uncertainties may be described in reports the Company files with the SEC, including the Company’s Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the Securities and Exchange Commission on June 19, 2012, which is available through the SEC’s website at www.sec.gov. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Bank monitors its exposure to earnings fluctuations resulting from market interest rate changes. Historically, the Bank’s earnings have been vulnerable to changing interest rates due to differences in the terms to maturity or re-pricing of its assets and liabilities. For example, in a declining interest rate environment, the Bank’s net interest income and net income could be positively impacted as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to declining interest rates than the Bank’s interest-sensitive assets (loans and investments). Conversely, in a rising interest rate environment, the Bank’s net interest income and net income could be negatively affected as interest-sensitive liabilities (deposits and borrowings) could adjust more quickly to rising interest rates than the Bank’s interest-sensitive assets (loans and investments).

The following is a discussion and analysis of the Company’s results of operations for the three months ended June 30, 2012 and its financial condition at June 30, 2012 compared to March 31, 2012. Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes.

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

In developing ASC 450 reserve levels, recent regulatory guidance focuses on the Bank’s charge-off history as a starting point. The Bank’s charge-off history in recent years has been minimal; therefore, management continues to utilize more conservative historical loss ratios which are believed to be appropriate. Those ratios are then adjusted based on trends in delinquent and impaired loans, trends in charge-offs and recoveries, trends in underwriting practices, experience of loan staff, national and local economic trends, industry conditions, and changes in credit concentrations. There is a concentration in CRE loans, but the concentration is decreasing. Management’s efforts to reduce the levels of commercial real estate and construction loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At June 30, 2012, the commercial real estate concentration ratio was 263%, compared to a ratio of 286% at March 31, 2012.

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

During the three months ended June 30, 2012, management changed the various ASC 450 loss factors, specifically as it related to trends in delinquencies and impaired loans, changes in collateral values, charge-offs and recoveries, and trends and conditions related to economic conditions among the different loan types.

Although management uses available information to establish the appropriate level of the allowance for loan losses, future additions or reductions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in loan composition or volume, changes in economic market area conditions or other factors. As a result, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect the Company’s operating results. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. Management currently believes that there are adequate reserves and collateral securing nonperforming loans to cover losses that may result from these loans at June 30, 2012.

In the ordinary course of business, the Bank enters into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The reserve for unfunded lending commitments is included in other liabilities in the balance sheet. At June 30, 2012, the reserve for unfunded commitments was not significant.

Loans. Loans that management has the intent and ability to hold for the foreseeable future are reported at the principal amount outstanding, adjusted by unamortized discounts, premiums, and net deferred loan origination costs and fees.

Loans classified as held for sale are stated at the lower of aggregate cost or fair value. Fair value is estimated based on outstanding investor commitments. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. The Company enters into forward commitments (generally on a best efforts delivery basis) to sell loans held for sale in order to reduce market risk associated with the origination of such loans. Loans held for sale are sold on a servicing released basis. As of June 30, 2012 loans held for sale totaled $75 thousand compared to $0 at March 31, 2012.

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

The Company carefully evaluates all loan sales agreements to determine whether they meet the definition of a derivative as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company generally uses “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income. At June 30, 2012, the fair value of forward loan sale commitments was not material.

Loan origination fees, net of certain direct loan origination costs, are deferred and are amortized into interest income over the contractual loan term using the level-yield method. At June 30, 2012 and June 30, 2011, net deferred loan fees and costs of $118 thousand and $(8) thousand, respectively, were included with the related loan balances for financial presentation purposes.

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

Existing performing loan customers, who request a non-TDR loan modification and who meet the Bank’s underwriting standards may, usually for a fee, modify their original loan terms to terms currently offered. The modified terms of these loans are similar to the terms offered to new customers with similar credit, income, and collateral. The fee assessed for modifying the loan is deferred and amortized over the life of the modified loan using the level-yield method and is reflected as an adjustment to interest income. Each modification is examined on a loan-by-loan basis and if the modification of terms represents more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs associated with the mortgage loan are recognized in interest income at the time of the modification. If the modification of terms does not represent more than a minor change to the loan, then the unamortized balance of the pre-modification deferred fees or costs continue to be deferred and amortized over the remaining life of the loan.

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

Accounting for Goodwill and Impairment. ASC 350, Intangibles – Goodwill and Other, (“ASC 350”) addresses the method of identifying and measuring goodwill and other intangible assets having indefinite lives acquired in a business combination, eliminates further amortization of goodwill and requires periodic impairment evaluations of goodwill using a fair value methodology prescribed in ASC 350. In accordance with ASC 350, the Company does not amortize the goodwill balance of $2.2 million and the Company consists of a single reporting unit. Impairment testing is required at least annually or more frequently as a result of an event or change in circumstances (e.g., recurring operating losses by the acquired entity) that would indicate an impairment adjustment may be necessary. The Company adopted December 31 as its assessment date. Annual impairment testing was performed during each year and in each analysis, it was determined that an impairment charge was not required. The most recent testing was performed as of December 31, 2011 utilizing average earnings and average book and tangible book multiples of sales transactions of banks considered to be comparable to the Company, and management determined that no impairment existed at that date. Management utilized 2011 sales transaction data of financial institutions in the New England area of similar size, credit quality, net income, and return on average assets levels and management feels that the overall assumptions utilized in the testing process were reasonable. During the December 31, 2011 impairment testing, management also considered utilizing market capitalization, but ultimately concluded that it was not an appropriate measure of the Company’s value due to the overall depressed valuations in the financial sector and the significance of the Company’s insider ownership and the lack of volume in trading in the Company’s shares of common stock. Management also does not believe that this measure generally reflects the premium that a buyer would typically pay for a controlling interest. No events have occurred during the six months ended June 30, 2012 which indicate that the impairment test would need to be re-performed.

Investments. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at cost, adjusted for amortization of premiums and accretion of discounts, both computed by a method that approximates the effective yield method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading are classified as available for sale and reported at fair value, with unrealized gains and losses determined by management to be temporary excluded from earnings and reported as a separate component of stockholders’ equity and comprehensive income. At June 30, 2012 and March 31, 2012, all of the Bank’s investment securities were classified as available for sale.

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

On July 31, 2006, the Company’s stockholders approved the Central Bancorp, Inc. 2006 Long-Term Incentive Plan (the “Incentive Plan”). Under the Incentive Plan, 150,000 shares have been reserved for issuance as options to purchase stock, restricted stock, or other stock awards, however, a maximum of 100,000 restricted shares may be granted under the plan. The exercise price of an option may not be less than the fair market value of the Company’s common stock on the date of grant of the option and may not be exercisable more than ten years after the date of grant. However, awards may become available again if participants forfeit awards under the plan prior to its expiration. As of June 30, 2012, no shares remain available for issue under the Incentive Plan.

Forfeitures of awards granted under the Incentive Plan are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company’s historical data, the Company applied a forfeiture rate of 0% to stock options outstanding in determining stock compensation expense for each of the three month periods ended June 30, 2012 and 2011.

Comparison of Financial Condition at June 30, 2012 and March 31, 2012

Total assets were $565.7 million at June 30, 2012 compared to $523.6 million at March 31, 2012, representing an increase of $42.1 million, or 8.0%. The increase in total assets reflected strategic actions taken by management to emphasize residential loans utilizing short term FHLB of Boston advances, certain deposits, and commercial real estate loan repayments to fund the growth. Total loans (excluding loans held for sale) were $489.8 million at June 30, 2012, compared to $448.9 million at March 31, 2012, representing an increase of $40.9 million, or 9.1%. This increase was primarily due to increases in residential and home equity loans of $53.6 million and $499 thousand, respectively, partially offset by a decrease in commercial real estate loans of $13.1 million as management de-emphasized this type of lending prior periods in the current economic environment in an effort to reduce risk and increase regulatory capital ratios in accordance with the Company’s business plan. Construction and land loans increased $301 thousand to $1.2 million at June 30, 2012. Management’s efforts to reduce the levels of commercial real estate loans are reflected in changes in the Bank’s commercial real estate concentration ratio, which is calculated as total non-owner occupied commercial real estate and construction loans divided by the Bank’s risk-based capital. At June 30, 2012 the commercial real estate concentration ratio was 263%, compared to a ratio of 286% at March 31, 2012.

The allowance for loan losses totaled $4.2 million at June 30, 2012 compared to $4.3 million at March 31, 2012, representing a net decrease of $119 thousand, or 2.8%. This net decrease was primarily due to the charging off of a two commercial real estate loans totaling $265 thousand, partially offset by a provision of $150 thousand resulting from management’s review of the adequacy of the allowance for loan losses. Based upon management’s regular analysis of the adequacy of the allowance for loan losses, management considered the allowance for loan losses to be adequate at both June 30, 2012 and March 31, 2012. See “Comparison of Operating Results for the Quarters Ended June 30, 2012 and 2011–Provision for Loan Losses.”

Management regularly assesses the desirability of holding newly originated residential mortgage loans in the Bank’s portfolio or selling such loans in the secondary market. A number of factors are evaluated to determine whether or not to hold such loans in the Bank’s portfolio including current and projected liquidity, current and projected interest rates, projected growth in other interest-earning assets and the current and projected interest rate risk profile. Based on its consideration of these factors, management determined that most long-term residential mortgage loans originated during the three months ended June 30, 2012 should be retained in the Bank’s portfolio. The decision to sell or hold loans is made at the time the loan commitment is issued. Upon making a determination not to retain a loan, the Bank simultaneously enters into a best efforts forward commitment to sell the loan to manage the interest rate risk associated with the decision to sell the loan. Loans are sold servicing released.

Cash and cash equivalents totaled $10.1 million at June 30, 2012 compared to $7.3 million at March 31, 2012, representing an increase of $2.7 million, or 37.0%. During the three months ended June 30, 2012, in general, proceeds from FHLB of Boston short term loan advances, commercial real estate loan repayments, and deposits were utilized to fund residential real estate loan growth, with the remaining funds contributing to the increase in cash and cash equivalents.

Investment securities totaled $47.2 million at June 30, 2012 compared to $48.8 million at March 31, 2012, representing a decrease of $1.7 million, or 3.4%. The decrease in investment securities is primarily due to the repayment of $1.6 million in principal on mortgage-backed securities and the sale of $163 thousand in common stock, partially offset by a net increase of $135 thousand in the fair value of available for sale securities. Stock in the FHLB of Boston totaled $8.2 million at both June 30, 2012 and March 31, 2012.

Banking premises and equipment, net, totaled $2.6 million and $2.7 million at June 30, 2012 and March 31, 2012.

Other real estate owned totaled $665 thousand at June 30, 2012, compared to $133 thousand at March 31, 2012 as one parcel of foreclosed commercial real estate property was added during the quarter ended June 30, 2012.

Deferred tax assets totaled $3.2 million at June 30, 2012 compared to $3.3 million at March 31, 2012. The decrease in deferred tax asset is primarily due to the tax effect related to the increase in the fair value of available for sale securities during the quarter ending June 30, 2012.

During the quarter ended December 31, 2007, the Bank purchased life insurance policies on one executive which totaled $6.0 million. During the quarter ended March 31, 2012 the Bank purchased a life insurance policy on one executive which totaled $2.0 million. The cash surrender value of these policies is carried as an asset titled “Bank-Owned Life Insurance” and totaled $9.7 million at June 30, 2012 as compared to $9.6 million as of March 31, 2012.

Total deposits amounted to $356.9 million at June 30, 2012 compared to $344.5 million at March 31, 2012, representing an increase of $12.4 million, or 3.6%. The increase was a result of the combined effect of a $5.8 million net increase in certificates of deposit , including $6.8 million obtained through a non-broker listing service, and a net increase in core deposits of $6.5 million (consisting of all non-certificate accounts). Management utilized cash and short-term investments to fund certain maturing higher-cost certificates of deposit in an effort to improve the Company’s net interest rate spread and net interest margin.

FHLB of Boston advances amounted to $147.2 million at June 30, 2012 compared to $117.2 million at March 31, 2012, representing an increase of $30.0 million, or 25.6%, as short term advances were utilized to fund residential real estate loan growth.

The net decrease in stockholders’ equity from $45.3 million at March 31, 2012 to $44.9 million at June 30, 2012 is primarily the result of net loss of $482 thousand and $202 thousand of dividends paid to preferred and common shareholders.

Comparison of Operating Results for the Quarters Ended June 30, 2012 and 2011

Net loss attributable to common shareholders for the quarter ended June 30, 2012 was $(612) thousand, or $(0.39) per diluted common share, as compared to net income available to common shareholders of $80 thousand, or $0.05 per diluted common share, for the comparable prior year quarter. The decrease was primarily due to an increase in non-interest expenses of $677 thousand (which includes $551 thousand related to the proposed merger), a $403 thousand decrease in non-interest income and a decrease in net interest and dividend income of $132 thousand, partially offset by a decrease in the provision for loan losses of $350 thousand and a $144 thousand decrease in income tax expense. Additionally, for the quarter ended June 30, 2012, net income available to common shareholders was reduced by $125 thousand for allocated dividends paid to preferred shareholders.

Interest and Dividend Income. Interest and dividend income decreased by $59 thousand, or 1.1%, to $5.5 million for the quarter ended June 30, 2012 as compared to $5.6 million for the same period of 2011. During the quarter ended June 30, 2012, the yield on interest-earning assets decreased by 49 basis points primarily due to a 78 basis point reduction in the yield on mortgage loans due to a general decline in market interest rates and the continued decrease in higher-risk, higher-yield commercial real estate loan balances. The average balance of commercial real estate loans decreased by $35.5 million, from $196.6 million for the quarter ended June 30, 2011 to $161.1 million for the quarter ended June 30, 2012.

Interest Expense. Interest expense increased by $73 thousand, or 4.5%, to $1.7 million for the quarter ended June 30, 2012 as compared to $1.6 million for the same period of 2011 primarily due to increases in the average rates paid on deposits and higher balances of FHLB of Boston borrowings. The cost of deposits increased by 2 basis points from 0.58% for the quarter ended June 30, 2011 to 0.60% for the quarter ended June 30, 2012, as higher-cost certificates of deposit increased, partially offset by increases in generally lower cost non certificate accounts. The average balance of certificates of deposit totaled $141.8 million for the quarter ended June 30, 2012, compared to $108.0 million for the same period in 2011, an increase of $33.8 million. The average balance of lower-cost non-maturity deposits increased by $373 thousand to $158.8 million for the quarter ended June 30, 2012, as compared to an average balance of $158.4 million during the same period of 2011. The average balance of FHLB of Boston borrowings increased by $13.6 million, from $117.3 million for the quarter ended June 30, 2011 to $130.9 million for the quarter ended June 30, 2012. The average cost of these borrowings decreased as management utilized lower cost short-term borrowings to fund the residential loan growth during the quarter ended June 30, 2012.

The following table presents average balances and average rates earned/paid by the Company for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)

Interest-earning assets:
Mortgage loans	$464,080	$5,213	4.49%	$401,793	$5,298	5.27%
Other loans	1,280	14	4.38	2,673	38	5.69
Investment securities	40,071	293	2.92	30,430	227	2.98
Federal Home Loan Bank Stock	8,203	3	0.15	8,518	6	0.28
Short-term investments	1,937	1	0.21	23,623	14	0.24

Total interest-earning assets	515,571	5,524	4.29	467,037	5,583	4.78

Allowance for loan losses	(4,239)			(3,997)
Noninterest-earning assets	26,357			24,468

Total assets	$537,689			$487,508

Interest-bearing liabilities:
Deposits	$300,634	448	0.60	$266,429	388	0.58
Advances from FHLB of Boston	130,865	1,099	3.36	117,331	1,090	3.72
Other borrowings	11,341	141	4.97	11,341	137	4.87

Total interest-bearing liabilities	442,840	1,688	1.52	395,101	1,615	1.64

Noninterest-bearing deposits	45,036			42,331
Noninterest-bearing liabilities	4,689			2,844

Total liabilities	492,565			440,276

Stockholders’ equity	45,124			47,232

Total liabilities and stockholders’ equity	$537,689			$487,508

Net interest and dividend income		$3,836			$3,968
Net interest spread			2.77%			3.14%

Net interest margin			2.98%			3.40%

Provision for Loan Losses. The Company provides for loan losses in order to maintain the allowance for loan losses at a level that management estimates is adequate to absorb probable losses based on an evaluation of known and inherent risks in the portfolio. In determining the appropriate level of the allowance for loan losses, management considers past and anticipated loss experience, evaluations of underlying collateral, financial condition of the borrower, prevailing economic conditions, the nature and volume of the loan portfolio and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates and ultimate losses may vary from such estimates. Management assesses the allowance for loan losses on a quarterly basis and provides for loan losses monthly when appropriate to maintain the adequacy of the allowance. The Company uses a process of portfolio segmentation to calculate the appropriate level at the end of each quarter. Periodically, the Company evaluates the allocations used in these calculations. During the quarters ended June 30, 2012 and 2011, management analyzed required allowance allocations for loans considered impaired under ASC 310 and the allocation percentages used when calculating potential losses under ASC 450. Management increased ASC 450 loss factors related to collateral values for commercial real estate and residential condominium loans and decreased loss factors for residential real estate loans during the quarter ended June 30, 2012. As a result of the aforementioned factor changes, the impact to the allowance for loan losses was an increase in ASC 450 reserves of $62 thousand.

Management increased ASC 450 loss factors related to collateral values for residential and home equity loans during the quarter ended June 30, 2011. As a result of the aforementioned factor changes, the impact to the allowance for loan losses was an increase in ASC 450 reserves of $25 thousand. Based on these analyses, a provision for loan losses of $150 thousand was recorded during the quarter ended June 30, 2012 compared to a provision for loan losses of $500 thousand recorded during the quarter ended June 30, 2011.

Management gives high priority to monitoring and managing the Company’s asset quality. At June 30, 2012, nonperforming loans totaled $8.6 million as compared to $9.0 million on March 31, 2012. All seventeen of the loans included in this category at June 30, 2012 are secured by real estate collateral that is predominantly located in the Bank’s market area. All of these real estate secured loans have an active plan for resolution in place from either the sale of the real estate directly by the borrower, through foreclosure or repossession, or through loan workout efforts.

Noninterest Income. Noninterest income totaled $502 thousand for the quarter ended June 30, 2012 compared to $905 thousand for the quarter ended June 30, 2011. The decrease of $403 thousand was primarily due to a $486 thousand decrease in gains on the sale of investment securities. Gains on the sale of loans decreased by $9 thousand as most residential loans originated during the quarter ended June 30, 2012 were retained rather than sold in the secondary market. Other non-interest income increased by $92 thousand primarily due to a $50 thousand increase in miscellaneous income as a result of a non-recurring $50 thousand settlement related to the modification on a purchased loan, a $16 thousand increase in deposit service charges, a $13 thousand increase in BOLI income and a $13 thousand increase in third party brokerage income.

Noninterest Expenses. Noninterest expenses increased by $677 thousand, or 16.7%, to $4.7 million for the quarter ended June 30, 2012 as compared to $4.0 million for the quarter ended June 30, 2011. This net increase was primarily due to a $441 thousand increase in professional fees to $619 thousand, which included $551 thousand in merger related expenses, a $192 thousand increase in salaries and benefits due to increases in loan origination commissions and staffing, and a $48 thousand increase in collection and foreclosures expenses, partially offset by a $39 thousand decrease in other occupancy and equipment expenses, and an $8 thousand decrease in marketing expenses

Salaries and employee benefits increased by $192 thousand, or 7.4%, to $2.8 million for the quarter ended June 30, 2012 as compared to $2.6 million for the quarter ended June 30, 2011 primarily due to increases of $101 thousand for loan origination commissions, a $90 thousand increase for contract labor utilized to compensate for staffing shortages, and $56 thousand in stock related compensation expenses.

FDIC deposit insurance premiums increased by $11 thousand to $113 thousand for the quarter ended June 30, 2012 compared to $102 thousand for the same quarter of 2011 due to a change in the calculation methodology implemented by the FDIC in April 2011 and higher deposit insurance costs due to increasing average balances of total assets.

Advertising and marketing expenses decreased by $8 thousand to $25 thousand for the quarter ended June 30, 2012 as compared to $32 thousand for the same period of 2011 as the Company strategically decided to decrease advertising and marketing efforts on a limited basis.

Office occupancy and equipment expenses decreased by $39 thousand or 7.4% to $490 thousand for the quarter ended June 30, 2012 as compared to $529 thousand for the same period of 2011 primarily due to decreases in amortization of leasehold improvements, depreciation of furniture, fixtures and equipment and other maintenance costs, partially offset by increases in computer and network maintenance expenses.

Data processing fees totaled $200 thousand for the quarter ended June 30, 2012 as compared to $202 thousand during the same period of 2011.

Professional fees decreased by $111 thousand to $67 for the quarter ended June 30, 2012 as compared to $178 thousand for the same period of 2011 primarily due to $100 thousand decrease in legal expenses.

Merger related expenses totaled $551 thousand for the quarter ended June 30, 2012 with no comparable expense in the prior period.

Other expenses increased by $82 thousand, or 20. 2%, to $489 thousand for the quarter ended June 30, 2012 as compared to $407 thousand for the quarter ended June 30, 2011 primarily as a result of an increase in OREO expenses of $48 thousand, ATM expense of $16 thousand, and telephone expenses of $15 thousand, partially offset by a decrease of $15 thousand in other bank policy losses and $4 thousand in office supplies.

Income Taxes. The effective income tax rate for the quarter ended June 30, 2012 was 9.8%, compared to an effective income tax rate of 28.1% for the same quarter in 2011. The difference in the effective tax rate for the two periods was due to differences in the amounts and the composition of actual pre-tax income as well as differences in management’s estimates of projected pre-tax income for each fiscal year.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s principal sources of liquidity are customer deposits, short-term investments, loan repayments, and advances from the FHLB of Boston and funds from operations. The Bank is a voluntary member of the FHLB of Boston and, as such, is entitled to borrow up to the value of its qualified collateral that has not been pledged to others. Qualified collateral generally consists of residential first mortgage loans, commercial real estate loans, U.S. Government and agencies securities, mortgage-backed securities and funds on deposit at the FHLB of Boston. At June 30, 2012, the Company had approximately $86.4 million in unused borrowing capacity at the FHLB of Boston. The Company also has established borrowing capacity with the Federal Reserve Bank of Boston (“FRB”). The unused borrowing capacity at the FRB totaled $5.9 million at June 30, 2012.

At June 30, 2012, the Company had commitments to originate loans, unused outstanding lines of credit and undisbursed proceeds of loans totaling $28.8 million, and commitments to sell loans of $8.2 million. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2012, the Company believes it has sufficient funds available to meet its current loan commitments.

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company’s primary source of cash are dividends received from the Bank, and principal and interest payment receipts related to loans which the Company has made to the ESOP. Regarding dividends received from the Bank, the Bank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of its conversion to stock form. The approval of the Massachusetts Commissioner of Banks is necessary for the payment of any dividend which exceeds the total net profits for the year combined with retained net profits for the prior two years. At June 30, 2012, the Company had liquid assets of $175 thousand.

The following table sets forth the capital positions of the Company and the Bank at June 30, 2012:

	At June 30, 2012
	Actual	Regulatory Threshold For Well Capitalized
Central Bancorp:
Tier 1 Leverage	9.36%	5.0%
Tier 1 Risk-Based Ratio	14.30%	6.0%
Total Risk-Based Ratio	15.54%	10.0%

Central Co-operative Bank:
Tier 1 Leverage	8..39%	5.0%
Tier 1 Risk-Based Ratio	12.81%	6.0%
Total Risk-Based Ratio	14.05%	10.0%

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

For the year ended March 31, 2012 and for the three months ended June 30, 2012, the Company engaged in no off-balance sheet transactions reasonably likely to have a material effect on its financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see Item 7A in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity. Based on such reviews, among other factors, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since March 31, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A putative stockholder class action lawsuit was filed in connection with the Merger Agreement on July 17, 2012 in Superior Court in Middlesex County, Massachusetts, against the Company, each of its directors and Independent, captioned Rational Strategies Fund v. John D. Doherty, et al, Civil Action No. 12-2682. The lawsuit alleges that the Company and its directors breached their fiduciary duties owed to the Company’s stockholders in connection with the approval and disclosure of the proposed merger with Independent and that Independent aided and abetted the alleged breaches of fiduciary duty. The Company, the Company’s directors and Independent believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors, which could materially affect our business, financial condition or future results. These risk factors are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012, as filed with the SEC on June 19, 2012. At June 30, 2012, the Company’s risk factors had not changed materially from those set forth in the Company’s Form 10-K and Form 10-Q. The risks described in these documents are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its securities during the quarter ended June 30, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger by and among Independent Bank Corp., Rockland Trust Company, Central Bancorp, Inc. and Central Co-operative Bank, dated as of April 30, 2012*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statement of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the notes to the consolidated financial statements**

*	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-25251) filed with the U.S. Securities and Exchange Commission on May 3, 2012.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL BANCORP, INC.

August 13, 2012	By:	/s/ John D. Doherty
John D. Doherty
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 13, 2012	By:	/s/ Paul S. Feeley
Paul S. Feeley
Senior Vice President, Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)